Form 10-Q
period 2017-09-30
ANGI Homeservices Inc.
filed 2017-11-09
CIK 1705110

As filed with the Securities and Exchange Commission on November 9, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 0-20570

ANGI HOMESERVICES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-1204801 (I.R.S. Employer Identification No.)
14023 Denver West Parkway, Building 64, Golden, CO 80401 (Address of registrant's principal executive offices)
(303) 963-7200 (Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 3, 2017, the following shares of the registrant's common stock were outstanding:

Class A Common Stock	62,656,140
Class B Common Stock	414,753,615
Class C Common Stock	—
Total outstanding Common Stock	477,409,755
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 3, 2017 was $753,879,613. For the purpose of the foregoing calculation only, shares held by IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEET
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$59,543	$36,377
Accounts receivable, net of allowance and reserves of $9,839 at September 30, 2017 and $9,177 at December 31, 2016	30,684	18,696
Other current assets	23,386	8,739
Total current assets	113,613	63,812
Property and equipment, net of accumulated depreciation and amortization of $26,503 at September 30, 2017 and $18,077 at December 31, 2016	47,635	23,645
Goodwill	774,191	170,990
Intangible assets, net	343,393	10,792
Other non-current assets	72,918	26,278
TOTAL ASSETS	$1,351,750	$295,517
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt—related party	$—	$2,838
Accounts payable	50,041	11,544
Deferred revenue	58,955	18,828
Accrued expenses and other current liabilities	90,008	34,438
Total current liabilities	199,004	67,648
Long-term debt—related party	79,504	47,000
Deferred income taxes	5,363	2,228
Other long-term liabilities	4,942	2,247

Redeemable noncontrolling interests	18,844	13,781

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; 61,291 shares issued and outstanding	61	—
Class B common stock, $0.001 par value; authorized 1,500,000 shares; 414,754 shares issued and outstanding	415	—
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,094,046	—
Accumulated deficit	(63,540)	—
Invested capital	—	154,852
Accumulated other comprehensive income (loss)	3,348	(1,721)
Total ANGI Homeservices Inc. shareholders' equity and invested capital, respectively	1,034,330	153,131
Noncontrolling interests	9,763	9,482
Total shareholders' equity	1,044,093	162,613
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,351,750	$295,517
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenue	$181,717	$133,560	$513,173	$375,222
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	7,999	6,826	22,391	19,565
Selling and marketing expense	130,866	80,274	337,654	234,344
General and administrative expense	129,088	29,509	217,962	80,234
Product development expense	20,010	5,356	32,529	15,142
Depreciation	3,491	2,026	9,705	5,824
Amortization of intangibles	2,768	726	6,885	2,271
Total operating costs and expenses	294,222	124,717	627,126	357,380
Operating (loss) income	(112,505)	8,843	(113,953)	17,842
Interest expense—related party	(1,864)	(156)	(5,538)	(240)
Other income (expense), net	1,364	195	2,100	(304)
(Loss) earnings before income taxes	(113,005)	8,882	(117,391)	17,298
Income tax benefit (provision)	40,847	(4,414)	71,095	(8,723)
Net (loss) earnings	(72,158)	4,468	(46,296)	8,575
Net loss attributable to noncontrolling interests	397	607	1,402	1,833
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(71,761)	$5,075	$(44,894)	$10,408

Net (loss) earnings per share attributable to ANGI Homeservices Inc. shareholders:
Basic	$(0.17)	$0.01	$(0.11)	$0.03
Diluted	$(0.17)	$0.01	$(0.11)	$0.03

Stock-based compensation expense by function:
Cost of revenue	$9	$—	$19	$—
Selling and marketing expense	19,709	225	20,402	630
General and administrative expense	71,732	1,837	86,650	5,138
Product development expense	12,530	329	13,209	917
Total stock-based compensation expense	$103,980	$2,391	$120,280	$6,685

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net (loss) earnings	$(72,158)	$4,468	$(46,296)	$8,575
Other comprehensive income:
Change in foreign currency translation adjustment	3,579	32	5,592	610
Total other comprehensive income	3,579	32	5,592	610
Comprehensive (loss) income	(68,579)	4,500	(40,704)	9,185
Comprehensive loss attributable to noncontrolling interests	396	607	879	1,833
Comprehensive (loss) income attributable to ANGI Homeservices Inc. shareholders	$(68,183)	$5,107	$(39,825)	$11,018

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
Nine months ended September 30, 2017
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity and Invested Capital
		Class A Common Stock $0.001 Par Value		Class B Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders' Equity and Invested Capital

											Accumulated Other Comprehensive (Loss) Income			Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit	Invested Capital			Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2016	$13,781	$—	—	$—	—	$—	—	$—	$—	$154,852	$(1,721)	$153,131	$9,482	$162,613
Net (loss) earnings	(1,256)	—	—	—	—	—	—	—	(63,540)	18,646	—	(44,894)	(146)	(45,040)
Other comprehensive income	280	—	—	—	—	—	—	—	—	—	5,069	5,069	243	5,312
Stock-based compensation expense	1,577	—	—	—	—	—	—	96,939	—	—	—	96,939	—	96,939
Redeemable noncontrolling interests created in acquisitions	14,692	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of redeemable noncontrolling interests	(11,991)	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(633)	(633)
Adjustment of redeemable noncontrolling interests to fair value	1,725	—	—	—	—	—	—	—	—	(1,725)	—	(1,725)	—	(1,725)
Net increase in IAC/InterActiveCorp’s investment in HomeAdvisor prior to the Combination	—	—	—	—	—	—	—	—	—	46,339	—	46,339	—	46,339
Contribution of IAC/InterActiveCorp's HomeAdvisor business to ANGI Homeservices Inc. and Combination with Angie's List	—	61	61,291	415	414,754	—	—	997,107	—	(218,112)	—	779,471	—	779,471
Other	36	—	—	—	—	—	—	—	—	—	—	—	817	817
Balance as of September 30, 2017	$18,844	$61	61,291	$415	414,754	$—	—	$1,094,046	$(63,540)	$—	$3,348	$1,034,330	$9,763	$1,044,093

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(46,296)	$8,575
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Bad debt expense	20,625	12,336
Stock-based compensation expense	120,280	6,685
Depreciation	9,705	5,824
Amortization of intangibles	6,885	2,271
Deferred income taxes	(71,446)	(2,742)
Other adjustments, net	(1,328)	488
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,080)	(20,999)
Other current assets	(5,972)	(925)
Accounts payable and other current liabilities	41,847	18,278
Income taxes payable	22	4,664
Deferred revenue	7,788	6,171
Net cash provided by operating activities	52,030	40,626
Cash flows from investing activities:
Acquisitions, net of cash acquired	(66,378)	—
Capital expenditures	(16,278)	(13,742)
Net cash used in investing activities	(82,656)	(13,742)
Cash flows from financing activities:
Proceeds from the issuance of related party debt	131,359	446
Funds returned from escrow for MyHammer tender offer	10,604	—
Transfers from (to) IAC/InterActiveCorp	30,216	(26,485)
Purchase of noncontrolling interests	(12,574)	—
Principal payments on related party debt	(104,089)	—
Other	34	—
Net cash provided by (used in) financing activities	55,550	(26,039)
Total cash provided	24,924	845
Effect of exchange rate changes on cash and cash equivalents	(1,758)	65
Net increase in cash and cash equivalents	23,166	910
Cash and cash equivalents at beginning of period	36,377	2,462
Cash and cash equivalents at end of period	$59,543	$3,372
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ANGI Homeservices is creating the world's largest digital marketplace for home services, connecting millions of homeowners across the globe with home service professionals. ANGI Homeservices operates 10 brands in eight countries, including HomeAdvisor®, Angie's List, mHelpDesk, HomeStars (Canada), Travaux.com (France), MyHammer (Germany), MyBuilder (UK), Werkspot (Netherlands) and Instapro (Italy).
All references to "ANGI Homeservices," the "Company," "we," "our" or "us" in this report are to ANGI Homeservices Inc. The Company has two operating segments, North America and Europe. North America includes HomeAdvisor's operations in the United States, Angie's List, mHelpDesk and HomeStars. Europe includes Travaux.com, MyHammer, MyBuilder, Werkspot and Instapro.
Organization
On September 29, 2017, IAC/InterActiveCorp ("IAC") and Angie's List Inc. ("Angie's List") combined IAC's HomeAdvisor business and Angie's List under a new publicly traded company called ANGI Homeservices Inc. The merger agreement provided for the combination with Angie’s List by way of the merger of a direct wholly-owned subsidiary of ANGI Homeservices with and into Angie’s List (the "Combination"), with Angie’s List continuing as the surviving company in the Combination. Prior to the effective time of the Combination, IAC contributed its HomeAdvisor business, along with certain cash, to ANGI Homeservices in exchange for shares of ANGI Homeservices Class B common stock. Following the Combination, Angie’s List and the legal entity that holds the HomeAdvisor business are direct wholly-owned subsidiaries of ANGI Homeservices Inc. At September 30, 2017, IAC owned 87.1% and 98.5% of the economic and voting interest, respectively, of ANGI Homeservices. See "Note 3—Business Combinations" for additional information related to the Combination.
Nature of operations
ANGI Homeservices is the operator of the largest global home services marketplace, connecting homeowners with service professionals for home repair, maintenance and improvement projects. The Company’s marketplace provides the tools and resources to allow homeowners to find local pre-screened service professionals and instantly book appointments online or through its award-winning HomeAdvisor mobile application. The Company's marketplace also provides consumers with other home services-related resources, including access to average project costs using its HomeAdvisor True Cost Guide. Effective September 29, 2017, the Company also owns Angie's List, a nationwide marketplace for local services where consumers can research, hire, rate and review the providers of these services. Ratings and reviews assist members in identifying and hiring a provider for their local service needs. Angie's List's services are provided in markets located across the continental United States. In addition to its market-leading U.S. operations, ANGI Homeservices owns the leading home services online marketplaces in Canada (HomeStars), which was acquired on February 8, 2017, Germany (MyHammer), which was acquired on November 3, 2016, France (Travaux.com) and the Netherlands (Werkspot), as well as operations in Italy (Instapro) and the United Kingdom (MyBuilder), which was acquired on March 24, 2017. ANGI Homeservices also owns Felix, a pay-per-call advertising service, and mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses.
As of September 30, 2017, the Company's network of service professionals in the United States consisted of approximately 172,000 Marketplace Paying Service Professionals providing services in more than 500 categories ranging from simple home repairs to larger home remodeling projects in more than 400 discrete geographies. The Company generated approximately 13.9 million Marketplace Service Requests from homeowners in the United States during the nine months ended September 30, 2017. As of September 30, 2017, the Company also had 47,000 Angie's List service professionals under contract for advertising.
Basis of presentation and consolidation
The Company prepares its consolidated and combined financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company's financial statements were prepared on a consolidated basis beginning September 29, 2017 and on a combined basis for periods prior thereto. The difference in presentation is due to the fact that the final steps of the legal reorganization through which IAC contributed the HomeAdvisor business and cash to fund the cash consideration paid in the Combination to ANGI Homeservices Inc. were not completed, as planned, until immediately prior to September 29, 2017. The preparation of the financial statements on a combined basis for periods prior thereto allows for the

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

financial statements to be presented on a consistent basis for all periods presented. The combined financial statements have been prepared on a standalone basis and are derived from the historical consolidated financial statements and accounting records of IAC through September 29, 2017. The combined financial statements reflect the historical financial position, results of operations and cash flows of the businesses comprising the HomeAdvisor business since their respective dates of acquisition by IAC. The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest.
The consolidated and combined financial statements reflect the allocation to ANGI Homeservices of certain IAC corporate expenses relating to the HomeAdvisor business based on the historical consolidated financial statements and accounting records of IAC through September 29, 2017. For the purpose of these financial statements, income taxes have been computed as if ANGI Homeservices filed on a standalone, separate tax return basis.
All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) ANGI Homeservices and (ii) IAC and its subsidiaries, with the exception of notes payable due to IAC and its subsidiaries, are considered to be effectively settled for cash at the time the transaction is recorded. The notes payable due to IAC and its subsidiaries are included in “Long-term debt—related party” in the accompanying consolidated and combined balance sheet. See "Note 10—Related Party Transactions with IAC" for additional information on transactions between ANGI Homeservices and IAC.
In the opinion of management, the assumptions underlying the historical consolidated and combined financial statements, including the basis on which the expenses have been allocated from IAC, are reasonable. However, the allocations may not reflect the expenses that we may have incurred as an independent, standalone public company for the periods presented.
The unaudited interim consolidated and combined financial statements have been prepared on the same basis as the annual combined financial statements and reflect, in management's opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated and combined financial statements should be read in conjunction with the audited combined financial statements of the HomeAdvisor business and notes thereto for the year ended December 31, 2016 included in the Company's Registration Statement on Form S-4 dated June 29, 2017 and the amendments thereto.
Accounting estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated and combined financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the liabilities for uncertain tax positions; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Recent accounting pronouncements
Accounting pronouncements not yet adopted by the Company
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. ASU No. 2014-09 was subsequently amended during 2015, 2016 and 2017; these amendments provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, narrow-scope improvements and practical expedients.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ASU No. 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers. This five-step model includes (1) identifying the contract(s) with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU No. 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. Upon adoption, ASU No. 2014-09 may either be applied retrospectively to each prior period presented or using the modified retrospective approach with the cumulative effect recognized as of the date of initial application.
While the Company’s evaluation of the impact of the adoption of ASU No. 2014-09 on its consolidated and combined financial statements continues, it has progressed to the point where we have reached certain preliminary determinations. The Company will adopt ASU No. 2014-09 using the modified retrospective approach effective January 1, 2018. Therefore, the cumulative effect of adoption will be reflected as an adjustment to beginning retained earnings in the Form 10-Q for the period ending March 31, 2018. The effect on the Company will be that sales commissions, which represent the incremental direct costs of obtaining a service professional contract, will be capitalized and amortized over the average life of a service professional. These costs are expensed as incurred currently. The cumulative effect of the adoption of ASU No. 2014-09 will be to establish an asset equal to the unamortized cost of the sales commissions paid to obtain a service professional and a related deferred tax liability with the net effect being recorded as an increase to retained earnings as of January 1, 2018. The ultimate amounts recorded will depend upon both the timing and amount of monthly sales commissions during the year ended December 31, 2016 and the year ending December 31, 2017 and the average life of a service professional as of January 1, 2018. The Company is in the initial stages of assessing the impact of ASU No. 2014-09 on Angie's List following the Combination. Prior to the Combination, Angie's List capitalized sales commissions and amortized the cost over the term of the applicable advertising contract. Following the Combination, Angie's List accounting policies will be conformed to the Company's accounting policies and these costs will be expensed as incurred. Following the adoption of ASU No. 2014-09, these costs will be capitalized and amortized over the average life of a service professional. Exclusive of the impact of the adoption of ASU No. 2014-09 on Angie's List, the Company estimates that the cumulative effect of adoption on the Company's combined financial position, if January 1, 2017 were the date of adoption, would have been less than 9% of total assets, less than 8% of total liabilities and less than 10% of shareholders' equity. The Company, subject to the completion of assessing Angie's List, does not expect the adoption of ASU No. 2014-09 to have a material effect on its consolidated and combined results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes pre-existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach. The Company will adopt ASU No. 2016-02 effective January 1, 2019. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated and combined financial statements.
Accounting pronouncements adopted by the Company
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about the changes to the terms and conditions of a share-based payment award that require an entity to apply modification accounting in "Stock Compensation (Topic 718)." The provisions of ASU No. 2017-09 are effective for reporting periods beginning after December 15, 2017; early adoption is permitted. The provisions of ASU No. 2017-09 are to be applied prospectively to an award modified on or after the adoption date. The Company early adopted the provisions of ASU No. 2017-09 during the third quarter of 2017 and the adoption of this standard update did not have a material impact on its consolidated and combined financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable; early adoption is permitted. The Company early adopted the provisions of ASU No. 2016-15 on January 1, 2017 and the adoption of this standard update did not have a material impact on its consolidated and combined financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company adopted the provisions of ASU No. 2016-09 on January 1, 2017. Excess tax benefits or deficiencies related to equity awards to employees upon exercise of stock options and the vesting of restricted stock units after January 1, 2017 are (i) reflected in the consolidated and combined statement of operations as a component of the provision for income taxes, rather than recognized in equity, and (ii) reflected as operating, rather than financing, cash flows in our consolidated and combined statement of cash flows. Excess tax benefits for the nine months ended September 30, 2017 were $35.6 million. Excess tax benefits of $7.6 million for the nine months ended September 30, 2016 were reclassified in the combined statement of cash flows to conform to the current year presentation. The Company continues to account for forfeitures using an estimated forfeiture rate.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the accounting for goodwill impairment. The guidance eliminates the requirement to calculate the implied fair value of goodwill under today’s two-step impairment test to measure a goodwill impairment charge. The provisions of ASU No. 2017-04 are effective for reporting periods beginning after December 15, 2019; early adoption is permitted. The provisions of ASU No. 2017-04 are to be applied on a prospective basis. The Company early adopted the provisions of ASU No. 2017-04 on January 1, 2017 and the adoption of this standard update did not and is not expected to have a material impact on its consolidated and combined financial statements.
NOTE 2—INCOME TAXES
ANGI Homeservices is included within IAC's tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income taxes have been computed for the entities comprising ANGI Homeservices on an as if standalone, separate return basis. The Company’s payments to IAC for its share of IAC’s consolidated federal and state income tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated and combined statement of cash flows.

At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or income tax contingencies is recognized in the interim period in which the change occurs.
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs.
For the three and nine months ended September 30, 2017, the Company recorded an income tax benefit of $40.8 million and $71.1 million, respectively. The income tax benefit for the three months ended September 30, 2017 represents an effective income tax rate of 36%, higher than the statutory rate of 35% due primarily to state taxes, partially offset by unbenefited losses in separate jurisdictions. The income tax benefit for the nine months ended September 30, 2017 is due primarily to the effect of adopting the provisions of ASU No. 2016-09 on January 1, 2017 and state taxes, partially offset by unbenefited losses in separate jurisdictions. Under ASU No. 2016-09, excess tax benefits generated by the settlement or exercise of stock-based awards of $35.6 million for the nine months ended September 30, 2017 are recognized as a reduction to the income tax provision rather than as an increase to additional paid-in capital. For the three and nine months ended September 30, 2016, the Company recorded an income tax provision of $4.4 million and $8.7 million, respectively, which represents an effective income tax rate of 50% in each period. The effective income tax rate for the three and nine months ended September 30, 2016 is higher

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

than the statutory rate of 35% due primarily to unbenefited losses in separate jurisdictions and state taxes, partially offset by research credits.
ANGI Homeservices is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2012, which includes the operations of the HomeAdvisor business. The statute of limitations for the years 2010 through 2013 has been extended to June 30, 2018. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At both September 30, 2017 and December 31, 2016, the Company has not accrued any amount for the payment of either interest or penalties.
At September 30, 2017 and December 31, 2016, unrecognized tax benefits are $1.3 million and $0.6 million, respectively. Included in unrecognized tax benefits at September 30, 2017 and December 31, 2016, is $1.3 million and $0.6 million, respectively, for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at September 30, 2017 are subsequently recognized, income tax provision would be reduced by $1.3 million. The comparable amount as of December 31, 2016 is $0.6 million.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, available tax planning and historical experience, to the extent these items are applicable. As of September 30, 2017, the Company has a gross deferred tax asset of $124.1 million that the Company expects to fully utilize on a more likely than not basis. However, the tax sharing agreement between ANGI Homeservices and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to ANGI Homeservices, entitlement to refunds, allocation of tax attributes and other matters. Any differences between taxes currently due or receivable under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis are reflected as adjustments to additional paid-in capital.
NOTE 3—BUSINESS COMBINATIONS
Angie's List Combination
Through the Combination, the Company acquired 100% of the common stock of Angie's List on September 29, 2017 for a total purchase price valued at $781.4 million.
The purchase price of $781.4 million was determined based on the sum of (i) the fair value of the 61.3 million shares of Angie's List common stock outstanding immediately prior to the Combination based on the closing stock price of Angie's List common stock on the NASDAQ on September 29, 2017 of $12.46 per share; (ii) the cash consideration of $1.9 million paid to holders of Angie's List common stock who elected to receive $8.50 in cash per share; and (iii) the fair value of vested equity awards (including the pro rata portion of unvested awards attributable to pre-combination services) outstanding under Angie's List stock plans on September 29, 2017. Each stock option to purchase shares of Angie's List common stock that was outstanding immediately prior to the effective time of the Combination was, as of the effective time of the Combination, converted into an option to purchase (i) that number of Class A shares of ANGI Homeservices equal to the total number of shares of Angie's List common stock subject to such Angie's List option immediately prior to the effective time of the Combination, (ii) at a per-share exercise price equal to the exercise price per share of Angie's List common stock at which such Angie's List option was exercisable immediately prior to the effective time of the Combination. Each award of Angie's List restricted stock units that was outstanding immediately prior to the effective time of the Combination was, as of the effective time of the Combination, converted into an ANGI Homeservices restricted stock unit award with respect to a number of Class A

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

shares of ANGI Homeservices equal to the total number of shares of Angie's List common stock subject to such Angie's List restricted stock unit award immediately prior to the effective time of the Combination.
The table below summarizes the purchase price:

Angie's List
(In thousands)
Class A common stock	$763,684
Cash consideration for holders who elected to receive $8.50 in cash per share of Angie's List common stock	1,913
Fair value of vested and pro rata portion of unvested stock options attributable to pre-combination services	11,749
Fair value of the pro rata portion of unvested restricted stock units attributable to pre-combination services	4,038
Total purchase price	$781,384
The financial results of Angie's List are included in the Company's consolidated and combined financial statements, within the North America segment, beginning September 29, 2017. For both the three and nine months ended September 30, 2017, the Company included $0.7 million of revenue and $19.5 million of net losses, respectively, in its consolidated and combined statement of operations related to Angie's List. The Company is in the process of completing its determination of the fair values of assets acquired and liabilities assumed and the preliminary fair values are subject to revision. These fair values are expected to be finalized in the fourth quarter of 2017.
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of combination:

Angie's List
(In thousands)
Cash and cash equivalents	$44,270
Other current assets	10,641
Property and equipment	16,341
Goodwill	546,851
Intangible assets	317,300
Total assets	935,403
Deferred revenue	(32,130)
Other current liabilities	(46,106)
Long-term debt - related party	(61,498)
Deferred income taxes	(12,933)
Other long-term liabilities	(1,352)
Net assets acquired	$781,384
The purchase price was based on the expected financial performance of Angie's List, not on the value of the net identifiable assets at the time of combination. This resulted in a significant portion of the purchase price being attributed to goodwill because Angie's List is complementary and synergistic to the other North America businesses of ANGI Homeservices.
The preliminary estimated fair values of the identifiable intangible assets acquired at the date of combination are as follows:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Angie's List
	(In thousands)	Weighted-average useful life (years)
Indefinite-lived trade names and trademarks	$137,000	Indefinite
Service providers	90,500	3
Developed technology	63,900	6
Memberships	15,900	3
User base	10,000	1
Total identifiable intangible assets acquired	$317,300
Other current assets, current liabilities and other long-term liabilities of Angie's List were reviewed and adjusted to their fair values at the date of combination, as necessary. The fair value of deferred revenue was determined using an income approach that utilized a cost to fulfill analysis. The fair values of trade names and trademarks were determined using an income approach that utilized the relief from royalty methodology. The fair values of developed technology and user base were determined using a cost approach that utilized the cost to replace methodology. The fair values of the service providers and memberships were determined using an income approach that utilized the excess earnings methodology. The valuations of deferred revenue and intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows, cost and profit margins related to deferred revenue and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
HomeStars Acquisition
The Company acquired a 90% voting interest in HomeStars Inc. ("HomeStars"), a leading home services platform in Canada, on February 8, 2017. The purchase price for HomeStars was $16.6 CAD million (or $12.7 million) in cash and is net of a $0.3 CAD million (or $0.2 million) working capital adjustment paid in full to the Company in the third quarter of 2017. In connection with the acquisition, the Company measured and recorded the acquisition date fair value of the 10% noncontrolling interest in HomeStars, which totaled $1.9 CAD million (or $1.4 million). The determination of the fair value of noncontrolling interest was calculated using the implied value of 100% of the enterprise value of the business using the purchase price.
The financial results of HomeStars are included in the Company's consolidated and combined financial statements, within the North America segment, beginning February 8, 2017. For the three and nine months ended September 30, 2017, the Company included $2.0 million and $4.2 million of revenue, respectively, and less than $0.1 million and $1.0 million of net losses, respectively, in its consolidated and combined statement of operations related to HomeStars.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

HomeStars
(In thousands)
Cash and cash equivalents	$181
Other current assets	165
Goodwill	9,841
Intangible assets	6,414
Total assets	16,601
Current liabilities	(649)
Other long-term liabilities	(1,873)
Net assets acquired	$14,079

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The purchase price was based on the expected financial performance of HomeStars, not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill because HomeStars is complementary and synergistic to the other North America businesses of ANGI Homeservices.
The fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	HomeStars
	(In thousands)	Weighted-average useful life (years)
Indefinite-lived trade name	$2,358	Indefinite
Contractor relationships	2,435	2
Developed technology	1,522	2
User base	99	1
Total identifiable intangible assets acquired	$6,414
Other current assets, current liabilities and other long-term liabilities of HomeStars were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair values of the trade name and contractor relationships were determined using variations of the income approach; specifically, in respective order, the relief from royalty and excess earnings methodologies. The fair values of developed technology and user base were determined using a cost approach that utilized the cost to replace methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
MyBuilder Acquisition
The Company acquired a 75% voting interest in MyBuilder Limited ("MyBuilder"), a leading home services platform in the United Kingdom, on March 24, 2017. The purchase price was £32.6 million (or $40.7 million) in cash and includes a £0.6 million (or $0.8 million) working capital adjustment paid in full by the Company in the third quarter of 2017. In connection with the acquisition, the Company measured and recorded the acquisition date fair value of the 25% noncontrolling interest in MyBuilder, which totaled £10.7 million (or $13.3 million). The determination of the fair value of noncontrolling interest was calculated using the implied value of 100% of the enterprise value of the business using the purchase price.
The financial results of MyBuilder are included in the Company's consolidated and combined financial statements, within the Europe segment, beginning April 1, 2017. For the three and nine months ended September 30, 2017, the Company included $2.7 million and $5.4 million of revenue, respectively, and $0.7 million and $1.0 million of net losses, respectively, in its consolidated and combined statement of operations related to MyBuilder.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

MyBuilder
(In thousands)
Cash and cash equivalents	$6,004
Other current assets	344
Goodwill	38,521
Intangible assets	13,490
Total assets	58,359
Current liabilities	(2,065)
Other long-term liabilities	(2,296)
Net assets acquired	$53,998
The purchase price was based on the expected financial performance of MyBuilder, not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill because MyBuilder is complementary and synergistic to the other European businesses of ANGI Homeservices.
The fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	MyBuilder
	(In thousands)	Weighted-average useful life (years)
Indefinite-lived trade name	$6,245	Indefinite
Contractor relationships	4,122	2
Developed technology	1,499	2
User base	1,624	1
Total identifiable intangible assets acquired	$13,490
Other current assets, current liabilities and other long-term liabilities of MyBuilder were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair values of the trade name and contractor relationships were determined using variations of the income approach; specifically, in respective order, the relief from royalty and excess earnings methodologies. The fair values of developed technology and user base were determined using a cost approach that utilized the cost to replace methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
MyHammer Acquisition
On November 3, 2016, the Company acquired a 70% voting interest in MyHammer Holding AG ("MyHammer"), the leading home services marketplace in Germany. The purchase price was €17.7 million (or $19.7 million). In connection with the acquisition, the Company measured and recorded the acquisition date fair value of the 30% noncontrolling interest in MyHammer, which totaled €9.4 million (or $10.4 million). The determination of the fair value of noncontrolling interest was calculated using the MyHammer share price on the acquisition date.
The financial results of MyHammer are included in the Company's consolidated and combined financial statements, within the Europe segment, with effect from the date of acquisition. For the three and nine months ended September 30, 2017, the Company included $3.3 million and $9.2 million of revenue, respectively, and $0.2 million and $0.6 million of net losses, respectively, in its consolidated and combined statement of operations related to MyHammer.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

MyHammer
(In thousands)
Cash and cash equivalents	$4,041
Other current assets	790
Goodwill	22,277
Intangible assets	8,107
Total assets	35,215
Current liabilities	(2,642)
Other long-term liabilities	(2,447)
Net assets acquired	$30,126
The purchase price was based on the expected financial performance of MyHammer, not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill because MyHammer is complementary and synergistic to the other European businesses of ANGI Homeservices.
The fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	MyHammer
	(In thousands)	Weighted-average useful life (years)
Indefinite-lived trade name	$4,553	Indefinite
Contractor relationships	1,444	4
Developed technology	1,222	3
User base	888	1
Total identifiable intangible assets acquired	$8,107
Other current assets, current liabilities and other long-term liabilities of MyHammer were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair values of the trade name and contractor relationships were determined using variations of the income approach; specifically, in respective order, the relief from royalty and excess earnings methodologies. The fair values of developed technology and user base were determined using a cost approach that utilized the cost to replace methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
Pro forma financial information
The unaudited pro forma financial information in the table below presents the combined results of the Company and Angie's List, HomeStars, MyBuilder and MyHammer as if these acquisitions had occurred on January 1, 2016. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisitions actually occurred on January 1, 2016. For the three and nine months ended September 30, 2017, pro forma adjustments include (i) reductions in stock-based compensation expense of $85.1 million and $52.9 million, respectively, and transaction related costs of $22.1 million and $26.8 million, respectively, because they are one-time in nature and will not have a continuing impact on operations; and (ii) an increase in amortization of intangibles of $11.3 million and $34.4 million, respectively. The stock-based compensation expense is primarily related to the modification of previously issued HomeAdvisor vested equity awards, which were converted into ANGI Homeservices' equity awards, and the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination. The transaction related costs include severance and retention costs of $12.0 million related to the Combination. For the three and nine months ended September 30, 2016, pro forma adjustments include a reduction in revenue of $5.1 million and $32.3 million, respectively, due to the write-off

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of deferred revenue at the date of acquisition as well as increases in stock-based compensation expense of $19.7 million and $51.6 million, respectively, and amortization of intangibles of $16.0 million and $48.3 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenue	$251,995	$214,212	$731,920	$607,802
Net loss attributable to ANGI Homeservices Inc. shareholders	$(7,172)	$(25,159)	$(2,178)	$(68,345)
Basic and diluted loss per share attributable to ANGI Homeservices Inc. shareholders	$(0.02)	$(0.06)	$(0.01)	$(0.16)
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Goodwill	$774,191	$170,990
Intangible assets with indefinite lives	151,735	4,884
Intangible assets with definite lives, net	191,658	5,908
Total goodwill and intangible assets, net	$1,117,584	$181,782
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the nine months ended September 30, 2017:

	Balance at December 31, 2016	Additions	Deductions	Foreign exchange translation	Balance at September 30, 2017
	(In thousands)
North America	$140,930	$556,692	$—	$640	$698,262
Europe	30,060	38,643	—	7,226	75,929
Total goodwill	$170,990	$595,335	$—	$7,866	$774,191
Additions relate to the acquisitions of Angie's List and HomeStars (included in the North America segment) and MyBuilder (included in the Europe segment).
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2016:

	Balance at December 31, 2015	Additions	(Deductions)	Foreign exchange translation	Balance at December 31, 2016
	(In thousands)
North America	$140,930	$—	$—	$—	$140,930
Europe	9,700	21,985	—	(1,625)	30,060
Total goodwill	$150,630	$21,985	$—	$(1,625)	$170,990

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Additions relate to the acquisition of MyHammer (included in the Europe segment).
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At September 30, 2017 and December 31, 2016, intangible assets with definite lives are as follows:

	September 30, 2017
	Gross carrying amount	Accumulated amortization	Net	Weighted-average useful life (years)
	(Dollars in thousands)
Contractor and service provider relationships	$99,628	$(2,989)	$96,639	3.0
Technology	78,761	(10,714)	68,047	5.6
Memberships	15,900	(15)	15,885	3.0
Customer lists and user base	13,911	(2,973)	10,938	1.1
Trade names	5,612	(5,463)	149	3.1
Total	$213,812	$(22,154)	$191,658	3.8

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net	Weighted-average useful life (years)
	(Dollars in thousands)
Contractor relationships	$1,830	$(495)	$1,335	4.0
Technology	11,377	(7,834)	3,543	4.3
Customer lists and user base	4,136	(3,432)	704	1.8
Trade names	5,260	(4,934)	326	2.9
Total	$22,603	$(16,695)	$5,908	3.5
At September 30, 2017, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Year Ending September 30,	(In thousands)
2018	$64,155
2019	49,101
2020	46,446
2021	10,685
2022	10,650
Thereafter	10,621
Total	$191,658
NOTE 5—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

•	Level 1: Observable inputs obtained from independent sources, such as quoted prices for identical assets and liabilities in active markets.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
Level 2: Other inputs, which are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2017
	Quoted market prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total fair value measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,670	$—	$—	$1,670
Treasury discount notes	1,199	—	—	1,199
Certificates of deposit	—	6,199	—	6,199
Total	$2,869	$6,199	$—	$9,068

	December 31, 2016
	Quoted market prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total fair value measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$28,064	$—	$—	$28,064
Total	$28,064	$—	$—	$28,064
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes

	September 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long-term debt—related party	$—	$—	$(2,838)	$(2,776)
Long-term debt—related party, net of current portion	(79,504)	(79,611)	(47,000)	(46,324)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of the Company’s long-term debt—related party, including current portion, is based on Level 3 inputs and is estimated by discounting the future cash flows based on current market conditions.
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss):

	Three Months Ended September 30, 2017
	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
	(In thousands)
Balance at July 1	$(230)	$(230)
Other comprehensive income	3,578	3,578
Balance at September 30	$3,348	$3,348

	Three Months Ended September 30, 2016
	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
	(In thousands)
Balance at July 1	$(486)	$(486)
Other comprehensive income	32	32
Balance at September 30	$(454)	$(454)

	Nine Months Ended September 30, 2017
	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
	(In thousands)
Balance at January 1	$(1,721)	$(1,721)
Other comprehensive income	5,069	5,069
Balance at September 30	$3,348	$3,348

	Nine Months Ended September 30, 2016
	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
	(In thousands)
Balance at January 1	$(1,064)	$(1,064)
Other comprehensive income	610	610
Balance at September 30	$(454)	$(454)
At September 30, 2017 and 2016, there was no tax benefit or provision on the accumulated other comprehensive income (loss).

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to ANGI Homeservices shareholders:

	Three Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(72,158)	$(72,158)	$4,468	$4,468
Net loss attributable to noncontrolling interests	397	397	607	607
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(71,761)	$(71,761)	$5,075	$5,075

Denominator:
Weighted average basic shares outstanding	415,420	415,420	414,754	414,754
Dilutive securities including stock appreciation rights, stock options, RSUs and subsidiary denominated equity awards (a)	—	—	—	—
Denominator for earnings per share—weighted average shares (b)	415,420	415,420	414,754	414,754

(Loss) earnings per share attributable to ANGI Homeservices Inc. shareholders:
(Loss) earnings per share	$(0.17)	$(0.17)	$0.01	$0.01

	Nine Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(46,296)	$(46,296)	$8,575	$8,575
Net loss attributable to noncontrolling interests	1,402	1,402	1,833	1,833
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(44,894)	$(44,894)	$10,408	$10,408

Denominator:
Weighted average basic shares outstanding	414,978	414,978	414,754	414,754
Dilutive securities including stock appreciation rights, stock options, RSUs and subsidiary denominated equity awards (a)	—	—	—	—
Denominator for earnings per share—weighted average shares (b)	414,978	414,978	414,754	414,754

(Loss) earnings per share attributable to ANGI Homeservices Inc. shareholders:
(Loss) earnings per share	$(0.11)	$(0.11)	$0.03	$0.03
________________________

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a)
For the three and nine months ended September 30, 2017, the Company had a loss from operations and as a result, approximately 58.3 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute diluted earnings per share amounts.

(b)	The Company computed basic and diluted earnings per share for the three and nine months ended September 30, 2016 using the shares issued to IAC for the contribution of the HomeAdvisor business.
NOTE 8—SEGMENT INFORMATION
The Company has two operating segments, North America and Europe, which are also the Company’s reportable segments. Each segment manager reports to the Company’s chief operating decision maker. The chief operating decision maker allocates resources and assesses performance at the segment level.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
North America	$167,104	$125,226	$470,667	$348,287
Europe	14,613	8,334	42,506	26,935
Total	$181,717	$133,560	$513,173	$375,222

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Operating (Loss) Income:
North America	$(107,687)	$11,573	$(99,479)	$23,202
Europe	(4,818)	(2,730)	(14,474)	(5,360)
Total	$(112,505)	$8,843	$(113,953)	$17,842

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Adjusted EBITDA(a):
North America	$60	$16,119	$31,356	$35,990
Europe	(2,326)	(2,133)	(8,439)	(3,368)
Total	$(2,266)	$13,986	$22,917	$32,622
___________________________

(a)
The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments, and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and long-term related party debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to ANGI Homeservices Inc.'s statement of operations of certain expenses.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Capital expenditures:
North America	$14,472	$12,238
Europe	1,806	1,504
Total	$16,278	$13,742
The following tables present revenue disaggregated by service for the Company's reportable segments:

	Three Months Ended September 30,
	2017			2016
	North America	Europe	Total	North America	Europe	Total
	(In thousands)
Consumer connection revenue (b)	$141,055	$10,001	$151,056	$104,427	$6,447	$110,874
Membership subscription revenue	17,826	4,320	22,146	12,379	1,704	14,083
Other revenue	8,223	292	8,515	8,420	183	8,603
Total	$167,104	$14,613	$181,717	$125,226	$8,334	$133,560

	Nine Months Ended September 30,
	2017			2016
	North America	Europe	Total	North America	Europe	Total
	(In thousands)
Consumer connection revenue (b)	$398,218	$29,636	$427,854	$289,952	$21,010	$310,962
Membership subscription revenue	48,947	12,198	61,145	34,774	5,234	40,008
Other revenue	23,502	672	24,174	23,561	691	24,252
Total	$470,667	$42,506	$513,173	$348,287	$26,935	$375,222
___________________________

(b)	Fees paid by services professionals for consumer matches.
Geographic information about revenue and long-lived assets is presented below. Revenue by geography is based on where the customer is located.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue
United States	$164,999	$125,124	$466,134	$347,934
All other countries	16,718	8,436	47,039	27,288
Total	$181,717	$133,560	$513,173	$375,222

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The United States is the only country whose revenue is greater than 10% of total revenue of the Company for the three and nine months ended September 30, 2017 and 2016.

	September 30,	December 31,
	2017	2016
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$44,027	$21,775
All other countries	3,608	1,870
Total	$47,635	$23,645
The following tables reconcile operating (loss) income for the Company’s reportable segments and net (loss) earnings attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2017
	Operating loss	Stock-based compensation	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$(107,687)	$103,565	$3,085	$1,097	$60
Europe	(4,818)	415	406	1,671	(2,326)
Total	(112,505)	$103,980	$3,491	$2,768	$(2,266)
Interest expense—related party	(1,864)
Other income, net	1,364
Loss before income taxes	(113,005)
Income tax benefit	40,847
Net loss	(72,158)
Net loss attributable to noncontrolling interests	397
Net loss attributable to ANGI Homeservices Inc. shareholders	$(71,761)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2016
	Operating income (loss)	Stock-based compensation	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$11,573	$1,977	$1,944	$625	$16,119
Europe	(2,730)	414	82	101	(2,133)
Total	8,843	$2,391	$2,026	$726	$13,986
Interest expense—related party	(156)
Other income, net	195
Earnings before income taxes	8,882
Income tax provision	(4,414)
Net earnings	4,468
Net loss attributable to noncontrolling interests	607
Net earnings attributable to ANGI Homeservices Inc. shareholders	$5,075

	Nine Months Ended September 30, 2017
	Operating loss	Stock-based compensation	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$(99,479)	$118,961	$8,862	$3,012	$31,356
Europe	(14,474)	1,319	843	3,873	(8,439)
Total	(113,953)	$120,280	$9,705	$6,885	$22,917
Interest expense—related party	(5,538)
Other income, net	2,100
Loss before income taxes	(117,391)
Income tax benefit	71,095
Net loss	(46,296)
Net loss attributable to noncontrolling interests	1,402
Net loss attributable to ANGI Homeservices Inc. shareholders	$(44,894)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2016
	Operating income (loss)	Stock-based compensation	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$23,202	$5,351	$5,469	$1,968	$35,990
Europe	(5,360)	1,334	355	303	(3,368)
Total	17,842	$6,685	$5,824	$2,271	$32,622
Interest expense—related party	(240)
Other expense, net	(304)
Earnings before income taxes	17,298
Income tax provision	(8,723)
Net earnings	8,575
Net loss attributable to noncontrolling interests	1,833
Net earnings attributable to ANGI Homeservices Inc. shareholders	$10,408
NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 2—Income Taxes" for additional information related to income tax contingencies.
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
Relationship with IAC prior to the Combination
For periods prior to the Combination, the Company’s consolidated and combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on the HomeAdvisor business' revenue as a percentage of IAC’s total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, were $1.7 million and $4.8 million for the three and nine months ended September 30, 2017, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2016, respectively, and are included in “General and administrative expense” in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the HomeAdvisor business operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
The following table summarizes the components of the net (increase) decrease in IAC’s investment in HomeAdvisor prior to the contribution of the HomeAdvisor business to ANGI Homeservices:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30,
	2017	2016
	(In thousands)
Cash transfers (from) to IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by IAC on behalf of HomeAdvisor, net	$(80,368)	$21,094
Taxes	38,162	(1,948)
Interest income(a)	656	170
Allocation of general and administrative expense	(4,789)	(3,173)
Net (increase) decrease in IAC’s investment in HomeAdvisor	$(46,339)	$16,143
________________________________

(a)	Interest expense on long-term debt—related party is not included.
The related party notes described below were settled in full immediately prior to the Combination.
On October 14, 2016, the Company, through a foreign subsidiary, issued a promissory note due October 14, 2023 in the amount of $42.0 million to a foreign subsidiary of IAC that is not part of the HomeAdvisor business. The proceeds were used to finance the acquisition of MyHammer and refinance an $11.4 million loan that was previously outstanding. The promissory note bore interest at 11% per annum.
On March 20, 2017, the Company, through two foreign subsidiaries, issued promissory notes in the amount of £21.0 million due March 20, 2024 (“Note A”) and $15.5 million due March 20, 2047 (“Note B”), respectively, to two foreign subsidiaries of IAC that are not part of the HomeAdvisor business. The proceeds were used to finance the acquisition of MyBuilder. Note A and Note B bore interest at 6.5% and 7% per annum, respectively.
On February 7, 2017, the Company, through a foreign subsidiary, issued a promissory note due February 7, 2024 in the amount of £8.4 million to a foreign subsidiary of IAC that is not part of the HomeAdvisor business. The proceeds were used to finance the acquisition of HomeStars. The promissory note bore interest at 6.875% per annum.
On August 29, 2013, the Company, through a foreign subsidiary, issued a promissory note due August 29, 2018 in the amount of $5.0 million to a foreign subsidiary of IAC that is not part of the HomeAdvisor business. The proceeds were used to repay certain indebtedness. The promissory note bore interest at LIBOR plus 2.00%.
Interest expense related to the long-term debt is included in “Interest expense—related party” in the accompanying consolidated and combined statement of operations.
Guarantee of IAC Senior Notes and Revolving Credit Facility
Upon completion of the Combination, HomeAdvisor (US) and its wholly-owned domestic subsidiaries no longer guarantee any debt of IAC and the pledge of the stock of HomeAdvisor (US) and certain of its domestic and foreign entities that had secured the IAC revolving credit facility was released.
Intercompany Loans entered into in Connection with the Combination and Relationship with IAC following the Combination
On September 29, 2017, the Company and IAC entered into two intercompany notes (collectively referred to as "Intercompany Notes") as follows: (i) a Payoff Intercompany Note, which provided the funds necessary to repay the outstanding balance under Angie's List's existing credit agreement, totaling approximately $61.5 million; and (ii) a Working Capital Intercompany Note, which provided ANGI Homeservices with $15 million for working capital purposes. These Intercompany Notes were repaid on November 1, 2017 with a portion of the proceeds from the Term Loan that were received on the same date. See "Note 12—Subsequent Event" for additional information.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Additionally, immediately prior to the Combination, the Company, through a foreign subsidiary, sold a promissory note due December 31, 2019 in the amount of €2.4 million ($2.8 million at September 30, 2017) to a foreign subsidiary of IAC that is not part of the HomeAdvisor business.
In connection with the Combination, ANGI Homeservices and IAC entered into certain agreements to govern the relationship between them following the Combination. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
Contribution Agreement
The contribution agreement sets forth the agreements between IAC and the Company regarding the principal transactions necessary for IAC to separate the HomeAdvisor business from IAC's other businesses and cause the HomeAdvisor business to be transferred to ANGI Homeservices prior to the Combination, as well as governs certain aspects of our relationship with IAC following the Combination. Under the contribution agreement, the Company agrees to assume all of the assets and liabilities related to the HomeAdvisor business and agrees to indemnify IAC against any losses arising out of any breach by the Company of the contribution agreement or the other transaction related agreements described below. IAC also agrees to indemnify the Company against losses arising out of any breach by IAC of the contribution agreement or any of the other transaction related agreements described below.
Investor Rights Agreement
The investor rights agreement sets forth certain registration, anti-dilution and governance rights of IAC with respect to ANGI Homeservices, as well as certain governance rights for the benefit of ANGI Homeservices stockholders other than IAC, in each case following the Combination.
Services Agreement
The services agreement governs services that IAC provides to the Company including, among others: (i) assistance with certain legal, M&A, human resources, finance, risk management, internal audit and treasury functions, health and wellness, information security services, and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations; (ii) accounting, controllership and payroll processing services; (iii) investor relations services; (iv) tax compliance services; and (v) such other services as to which IAC and the Company may agree. The services agreement has an initial term of one year from the date of the Combination, and will automatically renew for additional one-year periods thereafter for so long as IAC continues to own a majority of the outstanding shares of the Company's common stock.
Tax Sharing Agreement
The tax sharing agreement governs the rights, responsibilities, and obligations of the Company and IAC with respect to tax liabilities and benefits, entitlements to refunds, preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes. Under the tax sharing agreement, the Company is generally responsible and required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or its subsidiaries that includes the Company or any of its subsidiaries to the extent attributable to the Company or any of its subsidiaries, as determined under the tax sharing agreement, and (ii) all taxes imposed with respect to any of the Company's or its subsidiaries’ consolidated, combined, unitary or separate tax returns.
Employee Matters Agreement
The employee matters agreement addresses certain compensation and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment, (ii) employee benefit plans and (iii) equity awards. Under the employee matters agreement, the Company's employees participate in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan and the Company reimburses IAC for the costs of such participation. In the event IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of the Company’s Board of Directors, ANGI Homeservices will no longer participate in IAC’s employee benefit plans, but will establish its own employee benefit plans that will be substantially similar to the plans sponsored by IAC prior to the Combination.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The employee matters agreement also requires the Company to reimburse IAC for the cost of any IAC equity awards held by ANGI Homeservices’ employees and former employees, with IAC electing to receive payment either in cash or in the Company's Class B shares. With respect to former HomeAdvisor (US) stock appreciation rights that have been converted to Company stock appreciation rights and equity awards in the Company's subsidiaries, IAC may require those awards to be settled in either shares of IAC common stock or in Class A shares of the Company's common stock and, to the extent shares of IAC common stock are issued in settlement, the Company will reimburse IAC for the cost of those shares by issuing to IAC additional Class B shares of the Company's common stock.
Long-term debt—related party for periods prior and subsequent to the Combination
Long-term debt—related party
Long-term debt—related party consists of:

	September 30, 2017	December 31, 2016
	(In thousands)
Long-term debt—related party
Intercompany note due September 29, 2024	$61,498	$—
Intercompany note due September 29, 2024	15,000	—
Promissory note due October 14, 2023	—	42,000
Promissory note due August 29, 2018	—	5,000
Other	3,006	2,838
Total long-term debt—related party	79,504	49,838
Less: Current portion of long-term debt—related party	—	2,838
Total long-term debt—related party, net of current portion	$79,504	$47,000
Long-term debt—related party maturities:

(In thousands)
2019	$3,006
2024	76,498
Total long-term debt—related party, net of current portion	$79,504
NOTE 11—CONSOLIDATED AND COMBINED FINANCIAL STATEMENT DETAILS

	September 30, 2017	December 31, 2016
	(In thousands)
Other current assets:
Prepaid expenses	$20,324	$6,456
Other	3,062	2,283
Other current assets	$23,386	$8,739

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands)
Other non-current assets:
Deferred income taxes	$72,195	$15,211
Other	723	11,067
Other non-current assets	$72,918	$26,278
NOTE 12—SUBSEQUENT EVENT
On November 1, 2017, ANGI Homeservices entered into a credit agreement which provides for a five-year term loan A facility of $275 million ("Term Loan"). The Term Loan is guaranteed by ANGI Homeservices' wholly-owned material domestic subsidiaries and is secured by substantially all assets of ANGI Homeservices and the guarantors, subject to certain exceptions. The Term Loan currently bears interest at LIBOR plus 200 basis points, which is subject to change based on ANGI Homeservices' consolidated net leverage ratio. Interest payments are due at least quarterly through the term of the loan. The Term Loan also requires quarterly amortization payments of 1.25% of the original principal amount thereof in the first three years, 2.5% in the fourth year and 3.75% thereafter. A portion of the proceeds of the loan were used to repay the Intercompany Notes outstanding to IAC and its subsidiaries and the remaining proceeds will be used for general corporate purposes. See "Note 10—Related Party Transactions with IAC" for further information on the Intercompany Notes outstanding between the Company and IAC.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Overview
ANGI Homeservices Inc. ("ANGI Homeservices," the "Company," "we," "our," or "us") is creating the world's largest digital marketplace for home services, connecting millions of homeowners across the globe with home service professionals. ANGI Homeservices operates 10 brands in eight countries, including HomeAdvisor®, Angie's List, mHelpDesk, HomeStars (Canada), Travaux.com (France), MyHammer (Germany), MyBuilder (UK), Werkspot (Netherlands) and Instapro (Italy).
The Company’s marketplace provides the tools and resources to allow homeowners to find local pre-screened service professionals and instantly book appointments online or through its award-winning HomeAdvisor mobile application. The Company’s marketplace also provides consumers with other home services-related resources, including access to average project costs using its HomeAdvisor True Cost Guide. Effective September 29, 2017, the Company also owns Angie's List, a nationwide marketplace for local services where consumers can research, hire, rate and review providers of these services in markets located across the continental United States. In addition to its market‑leading U.S. operations, ANGI Homeservices owns the leading home services online marketplaces in Canada (HomeStars), which was acquired on February 8, 2017, Germany (MyHammer), which was acquired on November 3, 2016, France (Travaux.com) and the Netherlands (Werkspot), as well as operations in Italy (Instapro) and the United Kingdom (MyBuilder), which was acquired on March 24, 2017. ANGI Homeservices also owns Felix, a pay-per-call advertising service, and mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses.
As of September 30, 2017, the Company’s network of service professionals in the United States consisted of approximately 172,000 Marketplace Paying Service Professionals providing services in more than 500 categories ranging from simple home repairs to larger home remodeling projects in more than 400 discrete geographies. The Company generated approximately 13.9 million Marketplace Service Requests from homeowners in the United States during the nine months ended September 30, 2017. As of September 30, 2017, the Company also had 47,000 Angie's List service professionals under contract for advertising.
The Company has two operating segments: (i) North America, which includes HomeAdvisor's operations in the United States, Angie's List, mHelpDesk and HomeStars, and (ii) Europe, which includes Travaux.com, MyHammer, MyBuilder, Werkspot and Instapro.
The Company markets its services to homeowners through search engine marketing, television advertising and affiliate agreements with third parties. Pursuant to these affiliate agreements, third parties agree to advertise and promote on their websites HomeAdvisor’s services and those of service professionals that participate in the HomeAdvisor network, and in exchange HomeAdvisor agrees to pay these third parties a fixed fee when visitors from their websites click through to the HomeAdvisor website and submit a valid service request through the HomeAdvisor platform, or when visitors submit a valid service request on the affiliate website and the affiliate transmits the service request to HomeAdvisor, both on a cost‑per‑acquisition basis. The Company also markets its services to consumers through emails, digital display advertisements, partnerships with other contextually related websites and, to a lesser extent, through direct mail and radio advertising. The Company markets HomeAdvisor's subscription packages to service professionals primarily through its sales force, as well as through search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. We have made, and expect to continue to make, substantial investments in online and offline advertising to homeowners to promote our services and drive traffic to our platform and to service professionals to expand our network.
Factors Affecting the Comparability of Our Results
On September 29, 2017, IAC and Angie's List Inc. combined IAC's HomeAdvisor business and Angie's List under a new publicly traded company called ANGI Homeservices (the "Combination"). At September 30, 2017, IAC owned 87.1% and 98.5% of the economic and voting interest, respectively, of ANGI Homeservices. See "Note 3—Business Combinations" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements" for additional information related to the Combination. During the three and nine months ended September 30, 2017, the Company incurred $26.0 million and $29.7 million, respectively, in costs related to this transaction (including severance, retention, transaction and integration related costs). The Company expects the aggregate amount of transaction-related expenses during 2017 and 2018 (including those previously recognized) to be less than $75 million. The Company also incurred $96.9 million in stock-based compensation expense during the third quarter of 2017 related to the modification of previously issued HomeAdvisor vested equity awards, which were converted into ANGI Homeservices' equity awards, and the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination.
On March 24, 2017, the Company acquired a controlling interest in MyBuilder Limited (“MyBuilder”), a leading home services platform in the United Kingdom, which is included in our Europe segment.
On February 8, 2017, the Company acquired a controlling interest in HomeStars Inc. (“HomeStars”), a leading home services platform in Canada, which is included in our North America segment.
On November 3, 2016, the Company acquired a controlling interest in MyHammer Holding AG (“MyHammer”), the leading home services marketplace in Germany, which is included in our Europe segment.
Key Metrics
In connection with the management of our businesses we identify, measure and assess a variety of key metrics. The principal metrics we use in managing our business are set forth below:

•	Marketplace (formerly Domestic) Revenue reflects the domestic HomeAdvisor branded marketplace service. It excludes the other businesses within the North America segment.

•	Marketplace (formerly Domestic) Service Requests are fully completed and submitted domestic customer service requests.

•
Marketplace (formerly Domestic) Paying Service Professionals (or “Marketplace Paying SPs”) are the number of domestic service professionals that had an active membership and/or paid for consumer matches in the last month of the period.

Key Components of Results of Operations
Revenue
Revenue is primarily derived from consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the professional ultimately provides the requested service) and membership subscription fees paid by service professionals. Consumer connection revenue varies based upon certain factors including the service requested, type of match (such as Instant Booking or Instant Connect) and where the service is provided.
The Company’s consumer connection revenue is generated and recognized when an in‑network service professional is delivered a consumer match. Membership subscription revenue is generated through subscription sales to service professionals and is deferred and recognized over the term of the applicable membership. Membership agreements can be one month, three months, or one year. Deferred revenue is $60.1 million and $18.8 million at September 30, 2017 and December 31, 2016, respectively. The balance at September 30, 2017 includes the fair value of Angie's List deferred revenue at the date of Combination of $33.3 million related to (i) time-based sales of advertising to service providers and (ii) membership subscription fees from consumers. Service providers generally pay for advertisements, which carry an early termination penalty, in advance on a monthly or annual basis at the option of the service provider with the average advertising contract term being approximately one year. Angie's List revenue from the sale of website, mobile and call center advertising is recognized ratably over the time period in which the advertisements run. Revenue from the sale of advertising in the Angie’s List Magazine publication is recognized in the period in which the publication, and therefore the advertisement, is published and distributed. Angie's List prepaid membership subscription fees are recognized as revenue ratably over the term of the associated subscription, which is typically one year.
Cost of revenue
Cost of revenue consists primarily of traffic acquisition costs, credit card processing fees and hosting fees. Traffic acquisition costs consist of amounts based on revenue share arrangements.

Selling and marketing expense
Selling and marketing expense consists primarily of advertising expenditures and compensation (including stock-based compensation expense) and other employee‑related costs for personnel engaged in selling and marketing, and sales support. Advertising and promotional expense includes online marketing, including fees paid to search engines, and offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to our brands.
General and administrative expense
General and administrative expense consists primarily of compensation (including stock‑based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, bad debt expense, facilities costs and fees for professional services.
Product development expense
Product development expense consists primarily of compensation (including stock‑based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “ANGI Homeservices Inc.’s Principles of Financial Reporting” for the definition of Adjusted EBITDA.
Results of operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	$ Change	% Change	2016	2017	$ Change	% Change	2016
	(Amounts in thousands)
Revenue
North America	$167,104	$41,878	33%	$125,226	$470,667	$122,380	35%	$348,287
Europe	14,613	6,279	75%	8,334	42,506	15,571	58%	26,935
Total Revenue	$181,717	$48,157	36%	$133,560	$513,173	$137,951	37%	$375,222

Percentage of Total Revenue:
Revenue
North America	92%			94%	92%			93%
Europe	8%			6%	8%			7%
Total Revenue	100%			100%	100%			100%

Key metrics:
Marketplace Revenue	$156,595	$40,120	34%	$116,475	$442,024	$118,460	37%	$323,564
Marketplace Service Requests	5,023	1,339	36%	3,684	13,902	3,791	37%	10,111
Marketplace Paying SPs	172	35	25%	137	172	35	25%	137
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016
Revenue increased $48.2 million, or 36%, in 2017 versus 2016.

North America revenue increased $41.9 million, or 33%, in 2017 versus 2016, due primarily to an increase of $36.6 million, or 35%, in consumer connection revenue, which was driven by a 25% increase in Marketplace Paying SPs to 172,000 and a 36% increase in Marketplace Service Requests to 5.0 million. North America revenue in 2017 includes $0.7 million from Angie's List.
Europe revenue grew $6.3 million, or 75%, in 2017 versus 2016, driven by the acquisitions of controlling interests in MyHammer on November 3, 2016 and MyBuilder on March 24, 2017, as well as organic growth across other regions.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Revenue increased $138.0 million, or 37%, in 2017 versus 2016.
North America revenue increased $122.4 million, or 35%, in 2017 versus 2016, due primarily to an increase of $108.3 million, or 37%, in consumer connection revenue, which was driven by a 25% increase in Marketplace Paying SPs to 172,000 and a 37% increase in Marketplace Service Requests to 13.9 million. North America revenue in 2017 includes $0.7 million from Angie's List.
Europe revenue grew $15.6 million, or 58%, in 2017 versus 2016, driven by the acquisitions of controlling interests in MyHammer on November 3, 2016 and MyBuilder on March 24, 2017, as well as organic growth across other regions.
Cost of revenue (exclusive of depreciation)
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue	$7,999	$1,173	17%	$6,826
Percentage of revenue	4%			5%
Cost of revenue increased $1.2 million, or 17%, in 2017 versus 2016.
North America cost of revenue increased $0.4 million, or 5%, in 2017 versus 2016, driven by increases of $0.7 million in credit card processing fees due to higher revenue and $0.1 million in hosting fees, partially offset by a reduction in traffic acquisition costs of $0.6 million.
Europe cost of revenue increased $0.8 million, or 1395%, in 2017 versus 2016, driven by an increase of $0.6 million in hosting fees.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue	$22,391	$2,826	14%	$19,565
Percentage of revenue	4%			5%
Cost of revenue increased $2.8 million, or 14%, in 2017 versus 2016.
North America cost of revenue increased $2.0 million, or 10%, in 2017 versus 2016, driven by increases of $2.1 million in credit card processing fees due to higher revenue and $0.6 million in hosting fees, partially offset by a reduction in traffic acquisition costs of $0.7 million.
Europe cost of revenue increased $0.8 million, or 388%, in 2017 versus 2016, driven by an increase of $0.6 million in hosting fees.
Selling and marketing expense

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$130,866	$50,592	63%	$80,274
Percentage of revenue	72%			60%
Selling and marketing expense increased $50.6 million, or 63%, in 2017 versus 2016.
North America selling and marketing expense increased $46.0 million, or 61%, in 2017 versus 2016, driven by an increase of $28.6 million in compensation expense, an increase in online and offline marketing of $18.8 million, as well as $0.9 million of expense from the inclusion of HomeStars. Compensation expense increased due primarily to an increase of $19.5 million in stock-based compensation expense, an increase in sales force headcount and the inclusion of $4.1 million in severance and retention costs related to the Combination. The increase in stock-based compensation expense was due to the modification of previously issued HomeAdvisor vested equity awards, which were converted into ANGI Homeservices' equity awards, and the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination.
Europe selling and marketing expense increased $4.6 million, or 99%, in 2017 versus 2016, driven by organic growth of $1.3 million in online and offline marketing and $1.1 million in compensation expense, as well as $2.1 million of expense from the inclusion of MyHammer and MyBuilder.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$337,654	$103,310	44%	$234,344
Percentage of revenue	66%			62%
Selling and marketing expense increased $103.3 million, or 44%, in 2017 versus 2016.
North America selling and marketing expense increased $91.3 million, or 42%, in 2017 versus 2016, driven by an increase in online and offline marketing of $53.6 million, an increase of $37.9 million in compensation expense, as well as $2.2 million of expense from the inclusion of HomeStars. Compensation expense increased due primarily to an increase of $19.8 million in stock-based compensation expense, an increase in sales force headcount and the inclusion of $4.1 million in severance and retention costs related to the Combination. The increase in stock-based compensation expense was due to the modification and acceleration of equity awards as described above in the three-month discussion.
Europe selling and marketing expense increased $12.0 million, or 75%, in 2017 versus 2016, driven by organic growth of $4.6 million in online and offline marketing and $2.4 million in compensation expense, as well as $4.9 million of expense from the inclusion of MyHammer and MyBuilder.
General and administrative expense
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$129,088	$99,579	337%	$29,509
Percentage of revenue	71%			22%
General and administrative expense increased $99.6 million, or 337%, in 2017 versus 2016.

North America general and administrative expense increased $99.0 million, or 411%, in 2017 versus 2016, due primarily to higher compensation expense of $78.9 million and $13.9 million in costs related to the Angie's List transaction including transaction related costs of $9.5 million and integration related costs of $3.9 million. The increase in compensation expense is due principally to an increase of $69.8 million in stock-based compensation expense and the inclusion of $7.7 million in severance and retention costs related to the Combination, and an increase in headcount from business growth. The increase in stock-based compensation expense was due principally to the modification of HomeAdvisor vested equity awards, which were converted into ANGI Homeservices' equity awards, and the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination. North America general and administrative expense also includes increases of $2.4 million in bad debt expense due to higher revenue and $1.0 million in outsourced customer service expense, as well as $1.0 million of expense from the inclusion of HomeStars.
Europe general and administrative expense increased $0.6 million, or 10%, in 2017 versus 2016, due primarily to $1.9 million of expense from the inclusion of MyHammer and MyBuilder, partially offset by a reduction in transaction related costs of $1.2 million.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$217,962	$137,728	172%	$80,234
Percentage of revenue	42%			21%
General and administrative expense increased $137.7 million, or 172%, in 2017 versus 2016.
North America general and administrative expense increased $131.0 million, or 195%, in 2017 versus 2016, due primarily to higher compensation expense of $94.7 million and $17.6 million in costs related to the Angie's List transaction including transaction related costs of $13.1 million and integration related costs of $4.0 million. The increase in compensation expense is due principally to an increase of $81.2 million in stock-based compensation expense, an increase in headcount from business growth and the inclusion of $7.7 million in severance and retention costs in 2017 related to the Combination. The increase in stock-based compensation expense was due principally to the modification and acceleration of equity awards as described above in the three-month discussion as well as a modification charge related to a HomeAdvisor equity award recorded in the second quarter of 2017. North America general and administrative expense also includes increases of $7.7 million in bad debt expense due to higher revenue, $3.3 million in outsourced customer service expense and $1.6 million in software maintenance costs, as well as $2.2 million of expense from the inclusion of HomeStars.
Europe general and administrative expense increased $6.8 million, or 51%, in 2017 versus 2016, due primarily to $5.6 million of expense from the inclusion of MyHammer and MyBuilder and an increase of $0.8 million in compensation expense due, in part, to increased headcount, partially offset by a reduction in transaction related costs of $0.5 million.
Product development expense
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$20,010	$14,654	274%	$5,356
Percentage of revenue	11%			4%
Product development expense increased $14.7 million, or 274%, in 2017 versus 2016.
North America product development expense increased $14.2 million, or 305%, in 2017 versus 2016, due primarily to an increase of $12.2 million in stock-based compensation expense due to the modification of HomeAdvisor vested equity awards in connection with the Combination. North America product development expense also includes an increase in compensation expense due, in part, to increased headcount, as well as $0.4 million of expense from the inclusion of HomeStars.

Europe product development expense increased $0.5 million, or 66%, in 2017 versus 2016, due to $0.5 million of compensation expense from the inclusion of MyHammer and MyBuilder.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$32,529	$17,387	115%	$15,142
Percentage of revenue	6%			4%
Product development expense increased $17.4 million, or 115%, in 2017 versus 2016.
North America product development expense increased $16.3 million, or 126%, in 2017 versus 2016, due primarily to an increase of $12.2 million in stock-based compensation expense due to the modification and acceleration of equity awards as described above in the three-month discussion. North America product development expense also includes an increase in compensation expense due, in part, to increased headcount, as well as $0.9 million of expense from the inclusion of HomeStars.
Europe product development expense increased $1.0 million, or 48%, in 2017 versus 2016, driven by $1.3 million of compensation expense from the inclusion of MyHammer and MyBuilder.
Depreciation
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$3,491	$1,465	72%	$2,026
Percentage of revenue	2%			2%
Depreciation increased by $1.5 million, or 72%, in 2017 versus 2016.
North America depreciation increased $1.1 million, or 59%, in 2017 versus 2016, due primarily to the incremental depreciation related to continued corporate growth.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$9,705	$3,881	67%	$5,824
Percentage of revenue	2%			2%
Depreciation increased by $3.9 million, or 67%, in 2017 versus 2016.
North America depreciation increased $3.4 million, or 62%, in 2017 versus 2016, due primarily to the incremental depreciation related to continued corporate growth.

Operating (loss) income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	$ Change	% Change	2016	2017	$ Change	% Change	2016
	(Dollars in thousands)
Operating (loss) income	$(112,505)	$(121,348)	NM	$8,843	$(113,953)	$(131,795)	NM	$17,842
Percentage of revenue	(62)%			7%	(22)%			5%
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016
Operating income decreased $121.3 million to an operating loss of $112.5 million in 2017 versus operating income of $8.8 million in 2016.
North America operating income decreased $119.3 million to an operating loss of $107.7 million in 2017 versus operating income of $11.6 million in 2016, primarily due to an increase of $101.6 million in stock-based compensation expense, a decrease of $16.1 million in Adjusted EBITDA described below, an increase of $1.1 million in depreciation and an increase of $0.5 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to modification and acceleration charges of $96.9 million related to the Angie's List transaction described above.
Europe operating loss increased $2.1 million, or 76%, in 2017 versus 2016, primarily due to an increase of $1.6 million in amortization of intangibles, an increase of $0.3 million in depreciation and an increase in Adjusted EBITDA loss of $0.2 million described below.
At September 30, 2017, there was $215.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Operating income decreased $131.8 million to an operating loss of $114.0 million in 2017 versus operating income of $17.8 million in 2016.
North America operating income decreased $122.7 million to an operating loss of $99.5 million in 2017 versus operating income of $23.2 million in 2016, primarily due to an increase of $113.6 million in stock-based compensation expense, a decrease of $4.6 million in Adjusted EBITDA described below, an increase of $3.4 million in depreciation and an increase of $1.0 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to modification and acceleration charges of $96.9 million related to the Angie's List transaction described above.
Europe operating loss increased $9.1 million, or 170%, in 2017 versus 2016, primarily due to an increase of $3.6 million in amortization of intangibles, an increase in Adjusted EBITDA loss of $5.1 million described below and an increase of $0.5 million in depreciation.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and is defined below in the section entitled "ANGI Homeservices Inc.'s Principles of Financial Reporting." For a reconciliation of operating (loss) income for the Company's reportable segments and net (loss) earnings attributable to ANGI Homeservices Inc.'s shareholders to Adjusted EBITDA, see "Note 8—Segment Information" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	$ Change	% Change	2016	2017	$ Change	% Change	2016
	(Dollars in thousands)
Adjusted EBITDA	$(2,266)	$(16,252)	NM	$13,986	$22,917	$(9,705)	(30)%	$32,622
Percentage of revenue	(1)%			10%	4%			9%

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016
Adjusted EBITDA decreased $16.3 million to an Adjusted EBITDA loss of $2.3 million in 2017 versus Adjusted EBITDA of $14.0 million in 2016.
North America Adjusted EBITDA declined $16.1 million, or 100%, in 2017 versus 2016, despite an increase of $41.9 million in revenue, due primarily to the inclusion in 2017 of $26.0 million in costs related to the Angie's List transaction (including severance, retention, transaction and integration related costs), as well as increased investment in online and offline marketing of $18.8 million, higher compensation expense due, in part, to increased headcount, and increases of $2.4 million in bad debt expense due to higher revenue and $1.0 million in outsourced customer service expense. Adjusted EBITDA was further impacted by a write-off of deferred revenue related to the acquisitions of HomeStars of $0.1 million and Angie's List of $0.1 million in 2017.
Europe Adjusted EBITDA loss increased $0.2 million, or 9%, in 2017 versus 2016, driven primarily by our European expansion strategy including increased investment in online and offline marketing of $3.1 million and higher compensation expense of $3.0 million due primarily to the inclusion of MyHammer and MyBuilder in 2017 as well as increased headcount, partially offset by a reduction in transaction related costs of $1.2 million.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Adjusted EBITDA decreased $9.7 million, or 30%, in 2017 versus 2016.
North America Adjusted EBITDA declined $4.6 million, or 13%, in 2017 versus 2016, despite an increase of $122.4 million in revenue, due primarily to the inclusion in 2017 of $29.7 million in costs related to the Angie's List transaction (including severance, retention, transaction and integration related costs), as well as increased investment in online and offline marketing of $53.6 million, higher compensation expense due, in part, to increased headcount, and increases of $7.7 million in bad debt expense due to higher revenue, $3.3 million in outsourced customer service expense and $1.6 million in software maintenance costs. Adjusted EBITDA was further impacted by a write-off of deferred revenue related to the acquisitions of HomeStars of $0.7 million and Angie's List of $0.1 million in 2017.
Europe Adjusted EBITDA loss increased $5.1 million, or 151%, in 2017 versus 2016, driven primarily by our European expansion strategy including increased investment in online and offline marketing of $8.7 million and higher compensation expense of $8.0 million due primarily to the inclusion of MyHammer and MyBuilder in 2017 as well as increased headcount, partially offset by a reduction in transaction related costs of $0.5 million.
Interest expense—related party
Interest expense—related party includes interest charged by IAC and its subsidiaries on related party notes, which are primarily related to acquisitions. For a detailed description of long-term debt—related party, see "Note 10—Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense—related party	$1,864	$1,708	1095%	$156
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense—related party	$5,538	$5,298	2208%	$240

Other income (expense), net
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other income, net	$1,364	$1,169	599%	$195
Other income, net in 2017 and 2016 principally include net foreign currency exchange gains.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other income (expense), net	$2,100	$2,404	NM	$(304)
Other income (expense), net in 2017 and 2016 principally include net foreign currency exchange gains and losses, respectively.
Income tax benefit (provision)
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax benefit (provision)	$40,847	$45,261	NM	$(4,414)
Effective income tax rate	36%			50%
The 2017 effective income tax rate on pre-tax losses is higher than the statutory rate of 35% due primarily to state taxes, partially offset by unbenefited losses in separate jurisdictions.
The 2016 effective income tax rate is higher than the statutory rate of 35% due primarily to unbenefited losses in separate jurisdictions and state taxes, partially offset by research credits.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax benefit (provision)	$71,095	$79,818	NM	$(8,723)
Effective income tax rate	61%			50%
The 2017 income tax benefit was due primarily to the effect of adopting the provisions of the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. Under ASU No. 2016-09, excess tax benefits generated by the settlement or exercise of stock-based awards of $35.6 million in the first nine months of 2017 are recognized as a reduction to the income tax provision rather than additional paid-in capital.
The 2016 effective income tax rate is higher than the statutory rate of 35% due primarily to the factors described above in the three-month discussion.

For further details of income tax matters, see "Note 2—Income Taxes" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Net loss attributable to noncontrolling interests
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in our consolidated and combined financial statements.
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$397	$(210)	(35)%	$607
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$1,402	$(431)	(24)%	$1,833
Net loss attributable to noncontrolling interests in 2017 represents the net losses attributable to the noncontrolling interests in mHelpDesk, MyBuilder, MyHammer and HomeStars.
Net loss attributable to noncontrolling interests in 2016 represents the net losses attributable to the noncontrolling interests in mHelpDesk.

ANGI Homeservices Inc.'s Principles of Financial Reporting
We report Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
Definition of ANGI Homeservices Inc.'s Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments, and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated and combined statement of operations of certain expenses.
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016, see "Note 8—Segment Information" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Non-cash expenses that are excluded from ANGI Homeservices Inc.'s Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock options, stock appreciation rights, restricted stock units, or RSUs, and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs are included only to the extent the applicable performance condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). Upon the exercise of stock options, the awards are gross settled or net settled at the election of the award holder, and the exercise of stock appreciation rights and vesting of RSUs and performance-based RSUs, the awards are settled on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as contractor and service provider relationships, technology, memberships, customer lists and user base, and trade names are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

Financial Position, Liquidity and Capital Resources

	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents:
United States (a)	$55,507	$4
All other countries (b) (c)	4,036	36,373
Total cash and cash equivalents	$59,543	$36,377

Long-term debt—related party
Intercompany note due September 29, 2024	$61,498	$—
Intercompany note due September 29, 2024	15,000	—
Promissory note due October 14, 2023	—	42,000
Promissory note due August 29, 2018	—	5,000
Other	3,006	2,838
Total long-term debt—related party	79,504	49,838
Less: Current portion of long-term debt—related party	—	2,838
Total long-term debt—related party, net of current portion	$79,504	$47,000
_________________________________________________________________________

(a)
Domestically, cash equivalents primarily consist of certificates of deposit and treasury discount notes. Prior to the Combination, domestically, we participated in IAC’s centrally managed U.S. treasury management function in which IAC swept domestic cash of HomeAdvisor (US).

(b)	Internationally, cash equivalents primarily consist of AAA rated government money market funds.

(c)
If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated; however, under current law, would be subject to U.S. federal and state income taxes. We have not provided for any such tax because the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.

Long-term Debt—related party
For a detailed description of long-term debt—related party, see "Note 10—Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Cash flow information
In summary, the Company's cash flows are as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$52,030	$40,626
Investing activities	(82,656)	(13,742)
Financing activities	55,550	(26,039)
Nine Months Ended September 30, 2017
Net cash provided by operating activities consists of a net loss of $46.3 million, adjustments for non-cash items of $84.7 million and an increase from working capital activities of $13.6 million. Adjustments for non-cash items primarily consist of $120.3 million of stock-based compensation expense, $71.4 million of deferred income taxes, $20.6 million of bad debt expense, $9.7 million of depreciation and $6.9 million of amortization of intangibles. The deferred income tax benefit primarily relates to the modification charge for the conversion and acceleration of stock-based awards and the net operating loss created by both the exercise of HomeAdvisor stock-based awards primarily in the first quarter of 2017 and one-time charges related to the Combination. The changes from working capital activities primarily consist of an increase of $41.8 million in accounts payable and other current liabilities and an increase in deferred revenue of $7.8 million, partially offset by an increase in accounts receivable of $30.1 million and an increase in other current assets of $6.0 million. The increase in accounts payable and other current liabilities is due to an increase in payables and accruals due to increased advertising expenses and an increase in accrued severance and retention costs and accrued professional fees related to the Combination. The increase in deferred revenue is due to growth in subscription sales to service professionals. The increase in accounts receivable is primarily due to revenue growth at North America. The increase in other current assets is due to an increase in prepaid marketing.
Net cash used in investing activities includes $66.4 million of cash used for the acquisitions of Angie's List, MyBuilder and HomeStars, and capital expenditures of $16.3 million, primarily related to investments in internal development of software to support our products and services and computer hardware. The cash used for the acquisition of Angie's List includes $61.5 million that the Company lent to Angie's List to fund the repayment of Angie's List debt outstanding immediately prior to the Combination.
Net cash provided by financing activities includes proceeds from the borrowings of related party debt of $131.4 million, including $61.5 million in borrowings from IAC used by the Company to fund the repayment of Angie's List debt immediately prior to the Combination, cash transfers of $30.2 million from IAC pursuant to IAC's centrally managed U.S. treasury management function and funds returned from escrow for the MyHammer tender offer of $10.6 million, partially offset by principal payments on related party debt of $104.1 million and the purchase of noncontrolling interests of $12.6 million.
Nine Months Ended September 30, 2016
Net cash provided by operating activities consists of net earnings of $8.6 million, adjustments for non-cash items of $24.9 million and an increase from working capital activities of $7.2 million. Adjustments for non-cash items primarily consist of $12.3 million of bad debt expense, $6.7 million of stock-based compensation expense and $5.8 million of depreciation. The changes from working capital activities primarily consist of increases in accounts payable and other current liabilities of $18.3 million, deferred revenue of $6.2 million and income taxes payable of $4.7 million, partially offset by an increase in accounts receivable of $21.0 million. The increase in accounts payable and other current liabilities is primarily due to the timing of payments. The increase in deferred revenue is primarily due to growth in subscription sales to service professionals. The increase in income taxes payable is primarily due to current year income tax accruals in excess of current year income tax payments. The increase in accounts receivable is primarily due to revenue growth in North America.
Net cash used in investing activities includes capital expenditures of $13.7 million primarily related to an increase in internally developed software.
Net cash used in financing activities includes cash transfers of $26.5 million to IAC pursuant to IAC's centrally managed U.S. treasury management function.
Liquidity and capital resources
For periods prior to the Combination
Our principal sources of liquidity have historically been cash flows generated from operations and, in periods prior to the Combination, the funding we received from IAC, including loans from certain IAC foreign subsidiaries, which have been primarily used to fund acquisitions, as well as our cash and cash equivalents. These sources have been sufficient to enable us to fund our normal operating requirements, including capital expenditures, and our acquisitions.
In connection with the Combination
All outstanding long-term debt—related party amounts due between IAC and the HomeAdvisor business were settled prior to the completion of the Combination, with the exception of a promissory note sold to a foreign subsidiary of IAC that is not part of the HomeAdvisor business in the amount of €2.4 million ($2.8 million at September 30, 2017).
On September 29, 2017, the Company and IAC entered into two intercompany notes (collectively referred to as "Intercompany Notes") as follows: (i) a Payoff Intercompany Note, which provided the funds necessary to repay the outstanding balance under Angie's List's existing credit agreement, totaling approximately $61.5 million; and (ii) a Working Capital Intercompany Note, which provided the Company with $15 million for working capital purposes. On November 1, 2017, the Company entered into a credit agreement which provides for a five-year term loan A facility of $275 million ("Term

Loan"). The Term Loan is guaranteed by ANGI Homeservices' wholly-owned material domestic subsidiaries and is secured by substantially all assets of ANGI Homeservices and the guarantors, subject to certain exceptions. The Term Loan currently bears interest at LIBOR plus 200 basis points, which is subject to change based on ANGI Homeservices' consolidated net leverage ratio. Interest payments are due at least quarterly through the term of the loan. The Term Loan also requires quarterly amortization payments of 1.25% of the original principal amount thereof in the first three years, 2.5% in the fourth year and 3.75% thereafter. A portion of the proceeds of the loan were used to repay the Intercompany Notes outstanding to IAC and its subsidiaries and the remaining proceeds will be used for general corporate purposes.
The Company believes its existing cash and cash equivalents, including the proceeds of the Term Loan, will be sufficient to fund our normal operating requirements, including capital expenditures (which we expect to be approximately 100% higher in 2017 than 2016 due to our sales center and corporate headquarters expansion), debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services. The Company’s indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities, in the event a default has occurred or in certain circumstances our leverage ratio (as defined in the ANGI Homeservices credit agreement) exceeds 4.50 to 1.0, and our interest coverage ratio is less than 2.5 to 1.0. At September 30, 2017, IAC holds Class B shares of ANGI Homeservices which represents 87.1% of the economic interest and 98.5% of the voting interest of ANGI Homeservices. As a result, IAC has the ability to control ANGI Homeservices’ financing activities, including the issuance of additional debt and equity securities by ANGI Homeservices or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI Homeservices is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI Homeservices’ capital stock and its representation on the ANGI Homeservices board of directors. Additional financing may not be available at all or on terms favorable to us.

Contractual Obligations
Our principal commitments consist of obligations under related party debt and operating leases for office space and equipment. The following table summarizes our contractual obligations as of September 30, 2017.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Long-term debt—related party(a)	$3,475	$10,345	$6,953	$83,460	$104,233
Operating leases(b)	9,786	24,113	17,734	33,933	85,566
Purchase obligations(c)	509	89	—	—	598
Total contractual obligations(d)	$13,770	$34,547	$24,687	$117,393	$190,397
______________________________________________

(a)
Long-term debt—related party consists of intercompany notes issued to IAC which bear interest at both variable and fixed rates. Long-term debt—related party at September 30, 2017 consists of $76.7 million, which bear interest at variable rates, and $2.8 million, which bears interest at a fixed rate. The variable rate debt bears interest at LIBOR plus 3.25% per annum, or, in the case of amounts denominated in a foreign currency, the applicable foreign benchmark rate plus 3.25% per annum, or 4.48%, at September 30, 2017. The amount of interest ultimately paid on the variable rate debt may differ based on changes in interest rates. See "Note 10— Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements" for additional information on Long-term debt—related party. On November 1, 2017, ANGI Homeservices entered into a credit agreement which provides for a five-year term loan A facility of $275 million. The Term Loan currently bears interest at LIBOR plus 200 basis points. The Term Loan is sensitive to changes in interest rates. See "Note 12—Subsequent Event" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements" for additional information on this new long-term debt arrangement.

(b)
We lease office space, data center facilities and equipment used in connection with our operations under various operating leases, the majority of which contain escalation clauses. In March 2017, we entered into a new 10.5 year lease for our call center in New York and a new 10.5 year lease for our corporate headquarters in Denver, Colorado.

(c)	Purchase obligations primarily consist of advertising commitments.

(d)
We have excluded $1.3 million in unrecognized tax benefits from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 2—Income Taxes" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."

Off-Balance Sheet Arrangements
Other than the items described above, we have no significant off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange risk
We conduct business in certain foreign markets, principally in the European Union. For both the three and nine months ended September 30, 2017, international revenue accounted for 9% of revenue. For the three and nine months ended September 30, 2016, international revenue accounted for 6% and 7%, respectively, of revenue. Our primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar, primarily the Euro. As foreign currency exchange rates change, translation of the statement of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. The U.S. dollar depreciated against the Euro by approximately 5% on average during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.
Interest rate risk
On November 1, 2017, ANGI Homeservices entered into a credit agreement which provides for a five-year term loan A facility of $275 million. The Term Loan currently bears interest at LIBOR plus 200 basis points. The Term Loan is sensitive to changes in interest rates. See "Note 12—Subsequent Event" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements" for additional information on this new long-term debt arrangement.

Item 4.    Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, including our principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

On September 29, 2017, the Company completed its combination with Angie's List. In making our assessment of changes in internal control over financial reporting as of September 30, 2017, the Company’s management has excluded the operations and certain assets of Angie’s List. The revenue and the total assets of Angie’s List that were not integrated into our existing internal control environment are 0.4% and 0.1% of our consolidated revenue for the three and nine months ended September 30, 2017, respectively, and 5.3% of our consolidated total assets as of September 30, 2017. We are in the process of integrating Angie’s List into our internal control over financial reporting processes; the integration is expected to be completed in fiscal year 2018.
With the exception of the acquisition of Angie’s List, there were no changes to the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
Overview
In the ordinary course of business, the Company and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither the Company nor any of its subsidiaries is currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters which we are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.
Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended, alleges that HomeAdvisor engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads or failing to disclose certain charges. The complaint seeks certification of a nationwide class consisting of all HomeAdvisor service professionals since October 2012, asserts claims of fraud, breach of implied contract, unjust enrichment and violation of the Colorado Consumer Protection Act ("CCPA") and the federal RICO statute and seeks injunctive relief and damages in an unspecified amount. In December 2016, HomeAdvisor filed a motion to dismiss the RICO and CCPA claims. In September 2017, the court issued an order granting the motion and dismissing those claims. In October 2017, HomeAdvisor filed an answer denying the material allegations of the remaining claims in the complaint. Discovery is under way, and the issue of class certification remains to be litigated. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them
Securities Class Action Litigation Challenging HomeAdvisor’s Combination with Angie’s List
On July 18, 2017, a purported shareholder class action was filed in federal court in Indianapolis against Angie’s List, the members of its board of directors, IAC/InterActiveCorp ("IAC") and two related corporate entities, asserting violations of the federal securities laws based upon alleged material omissions from the registration statement related to the proposed combination of the HomeAdvisor and Angie’s List businesses into a single, publicly traded company. See Parshall v. Angie’s List, Inc. et al., No. 1:17-cv-2418 (U.S. District Court, Southern District of Indiana). On July 20, 2017, a second, substantially similar purported shareholder class action was filed in the same court. See Pill v. Angie’s List, Inc. et al., No. 1:17-cv-2461 (U.S. District Court, Southern District of Indiana). On September 11, 2017, a third, substantially similar purported shareholder class action was filed in the same court. See Chojar v. Angie’s List, Inc. et al., No. 1:17-cv-3208 (U.S. District Court, Southern District of Indiana). The gravamen of the complaints in these lawsuits is that the registration statement was materially misleading to shareholders of Angie’s List because it omitted: (i) certain financial projections, assumptions and other information relied upon by Angie’s List’s financial advisors in rendering their fairness opinions with respect to the proposed combination, (ii) certain information about Angie’s List’s board members’ potential conflicts of interest and (iii) certain information about the background of the transaction. The complaints asserted violations of Sections 14-a and 20-a of the Securities Exchange Act of 1934 and sought to enjoin the transaction, require the issuance of a revised registration statement and rescind the transaction and obtain damages should it go forward. On September 19, 2017: (i) the parties in these three lawsuits entered into a memorandum of understanding in which the plaintiffs agreed to dismiss their claims in exchange for the filing by Angie’s List of agreed-upon supplemental disclosures to the registration statement, with the court in Parshall case to retain jurisdiction for purposes of adjudicating the anticipated application by plaintiffs’ counsel for a mootness fee award, and

(ii) Angie’s List filed the agreed-upon supplemental disclosures on a Form 8-K. In accordance with the parties’ memorandum of understanding, the plaintiffs filed notices of dismissal with prejudice in the Parshall, Pill, and Chojar cases on September 29, October 2, and September 29, 2017, respectively.

Item 1A. Risk Factors
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: (i) the future business, financial condition, results of operations and financial performance of ANGI Homeservices, (ii) the business strategy and prospects of ANGI Homeservices, (iii) trends in the home services industry, (iv) expected synergies and other benefits to be realized by ANGI Homeservices following the Combination and (v) other similar matters. These forward-looking statements are based on Company management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the possibility that the anticipated cost savings and other benefits of the Combination are not realized when expected or at all (including as a result of the impact of, or problems arising from, the integration of HomeAdvisor and Angie’s List, or as a result of changes in the economy and competitive factors in the areas in which they do business), (ii) diversion of management’s attention from ongoing business operations and opportunities as a result of the Combination, (iii) potential adverse reactions or changes to business or employee relationships (including those resulting from the Combination), (iv) the migration of the home services market online, (v) our ability to establish and maintain relationships with quality service professionals, (vi) our ability to maintain and enhance our various brands, (vii) our ability to attract and convert visitors to our various websites into users and customers, (viii) our ability to offer new or alternative products and services in a cost-effective manner and consumer and service professional acceptance of these products and services, (ix) our ability to protect our systems from cyberattacks and to protect personal and confidential information, (x) the ability to expand successfully into international markets, (xi) the ability to retain key personnel, (xii) the potential liability for a failure to meet regulatory requirements and (xiii) regulatory changes. Certain of these and other risks and uncertainties are set forth and discussed under the caption "Risk Factors" in the proxy statement/prospectus dated August 30, 2017 filed by the Company with the SEC pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (the "Combination Prospectus").
Other unknown or unpredictable factors that could also adversely affect the Company's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Company management as of the date of this quarterly report. ANGI Homeservices does not undertake to update these forward-looking statements.
Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors set forth and discussed under the caption "Risk Factors" in the Combination Prospectus, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On September 29, 2017, in connection with (and prior to the completion of) the Combination, the Company issued 414,753,515 shares of its Class B Common Stock to IAC in exchange for the contribution to the Company of the HomeAdvisor business and approximately $1.9 million in cash to fund the aggregate cash consideration payable to shareholders of Angie's List in the Combination. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2017.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
2.1
Agreement and Plan of Merger, dated as of May 1, 2017, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 26, 2017, by and among Angie's List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. and Casa Merger Sub, Inc.
Annex B to the Proxy Statement/Prospectus of Angie's List, Inc. and ANGI Homeservices Inc., filed on August 30, 2017 pursuant to Rule 424(b)(3).
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.2	Amended and Restated Bylaws of ANGI Homeservices Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.1	Investor Rights Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.1	Contribution Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.2	Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.3	Tax Sharing Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.4	Employee Matters Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp. (1)	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.5	Intercompany Note, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC Group, LLC. (1)	Exhibit 2.6 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.6	Intercompany Note, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC Group, LLC. (1)	Exhibit 2.7 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.7	ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan. (2)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.8	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan. (2)(3)
10.9	Form of Notice and Terms and Conditions for Stock Options granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan. (2)(3)
10.10	Form of Terms and Conditions for Stock Appreciation Rights granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan. (2)	Exhibit 10.2 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.11	Employment Agreement between Chris Terrill and ANGI Homeservices Inc., dated as of September 28, 2017. (2)	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.12	Employment Agreement between William B. Ridenour and ANGI Homeservices Inc., dated as of August 24, 2017. (2)	Exhibit 10.6 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.13	Employment Agreement between Craig Smith and ANGI Homeservices Inc., dated as of August 24, 2017. (2)	Exhibit 10.7 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.

10.14	Employment Agreement between Allison Lowrie and ANGI Homeservices Inc., dated as of August 24, 2017. (2)	Exhibit 10.8 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
_________________________________________

(1)
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

(2)	Reflects management contracts and management and director compensatory plans.

(3)	Filed herewith.

(4)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 9, 2017
ANGI Homeservices Inc.

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Chief Financial Officer	November 9, 2017
Glenn H. Schiffman

QuickLinks

PART I FINANCIAL INFORMATION
Item 1. Consolidated and Combined Financial Statements
ANGI HOMESERVICES INC. CONSOLIDATED AND COMBINED BALANCE SHEET (Unaudited)
ANGI HOMESERVICES INC. CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS (Unaudited)
ANGI HOMESERVICES INC. CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)
ANGI HOMESERVICES INC. CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
ANGI HOMESERVICES INC. CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (Unaudited)
ANGI HOMESERVICES INC. NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
ANGI HOMESERVICES INC.'S PRINCIPLES OF FINANCIAL REPORTING
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities
Item 6. Exhibits
SIGNATURES