Form 10-K
period 2017-12-31
ANGI Homeservices Inc.
filed 2018-03-14
CIK 1705110

As filed with the Securities and Exchange Commission on March 14, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

Commission File No. 001-38220
ANGI HOMESERVICES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-1204801 (I.R.S. Employer Identification No.)
14023 Denver West Parkway, Building 64, Golden, CO (Address of Registrant's principal executive offices)	80401 (Zip Code)
(303) 963-7200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A Common Stock, par value $0.001	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 2, 2018, the following shares of the Registrant's Common Stock were outstanding:

Class A Common Stock	63,066,193
Class B Common Stock	415,186,297
Class C Common Stock	—
Total outstanding Common Stock	478,252,490
As of June 30, 2017, the registrant's common stock was not publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
ANGI Homeservices is the world’s largest digital marketplace for home services, connecting millions of homeowners across the globe with home service professionals. ANGI Homeservices operates leading brands in eight countries, including HomeAdvisor® and Angie's List® (United States), HomeStars (Canada), Travaux.com (France), MyHammer (Germany and Austria), MyBuilder (UK), Werkspot (Netherlands) and Instapro (Italy).
All references to “ANGI Homeservices,” the “Company,” “we,” “our” or “us” in this report are to ANGI Homeservices Inc.
The Company has two operating segments: North America (United States and Canada) and Europe. North America primarily includes the operations of HomeAdvisor, Angie’s List, mHelpDesk and HomeStars. Europe includes Travaux.com, MyHammer, MyBuilder, Werkspot and Instapro.
History
We were incorporated in the State of Delaware on April 13, 2017 as Halo TopCo, Inc., a wholly-owned subsidiary of IAC/InterActiveCorp (“IAC”), and changed our name to ANGI Homeservices Inc. on May 4, 2017.
We are a holding company that was formed to facilitate the combination of IAC’s HomeAdvisor business (described below) and Angie’s List, Inc. (the “Combination”).
Following the completion of the Combination on September 29, 2017, we: (i) own the HomeAdvisor business, which includes the Marketplace (formerly known as IAC’s HomeAdvisor domestic business and described below) and the various entities operating its international businesses, plus Angie’s List, Inc. (“Angie’s List”), mHelpDesk, CraftJack and Felix, and (ii) became a newly traded public company, with our Class A common stock commencing trading on The Global Select Market of The Nasdaq Stock Market LLC under the ticker “ANGI” on October 2, 2017. For additional information regarding the Combination, see “Note 4-Business Combinations” to the consolidated and combined financial statements set forth in “Item 8-Consolidated and Combined Financial Statements and Supplementary Data.”
DESCRIPTION OF OUR BUSINESSES
Marketplace
Overview
We own and operate the HomeAdvisor digital marketplace service in the United States (the “Marketplace”), which connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. The Marketplace provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments with those professionals online. The Marketplace also connects consumers with service professionals instantly by telephone, as well as offers several home services-related resources, such as cost guides for different types of home services projects.
As of December 31, 2017, the Marketplace had a network of approximately 181,000 service professionals, each of whom had an active network membership and/or paid for consumer connections in December 2017. These service professionals provided services in more than 500 categories and 400 discrete markets in the United States, ranging from simple home repairs to larger home remodeling projects. The Marketplace generated approximately 18.1 million fully completed and submitted customer service requests during the year ended December 31, 2017.

Consumer Services
Consumers can submit a service request for a service professional through HomeAdvisor platforms (website and mobile application), as well as through certain paths on Angie’s List and various third party affiliate platforms. When a consumer submits a request for a service professional, we generally match that consumer (through our proprietary algorithms) with up to four service professionals from our network based on several factors, including the type of services desired, location and the number of service professionals available to fulfill the request. When a consumer submits a service request through Angie’s List, we generally connect that consumer (through our proprietary algorithms) with a combination of Marketplace service professionals and selected certified service professionals (described below) from the Angie’s List nationwide online directory (as and if available for the given service request). We provide all Marketplace services and tools to consumers free of charge.
Service professionals may contact consumers with whom they have been matched through the Marketplace directly and consumers can review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. In all cases, consumers are under no obligation to work with any service professional(s) referred by or found through the Marketplace (including any from the Angie’s List nationwide online directory).
In addition to (or in lieu of) submitting a service request through the Marketplace, consumers can also search for service professionals, as well as access service professional ratings and reviews and obtain quotes, on their own directly through the HomeAdvisor online directory. Consumers can rate and review service professionals with whom they have been connected through the Marketplace, as well as those listed in the HomeAdvisor online directory.
We also provide several on-demand services, including Instant Booking and Instant Connect (patent-pending). Through our Instant Booking offering, consumers can schedule appointments for select home services with a Marketplace service professional instantly across HomeAdvisor platforms (website and mobile application). Through our Instant Connect offering, consumers can connect with a Marketplace service professional instantly by phone, as well as access the service through digital voice assistant platforms. In certain markets, we also provide Same Day Service and Next Day Service for certain home services.
In addition to matching and on-demand services, consumers can access the online HomeAdvisor True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as an online library of home services-related resources, which consists primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with service professionals.
Service Professional Services
We primarily offer and sell Marketplace memberships and related products and services to service professionals through our sales force (described below). Our basic annual membership package includes membership in our network of service professionals, as well as access to consumer matches through the Marketplace and a listing in the HomeAdvisor online directory and certain other affiliate directories. Membership also includes a business profile page on HomeAdvisor.com, a mobile application and access to various online tools designed to help service professionals more effectively market to, and manage and connect with, consumers with whom they are matched. In addition to the membership subscription fee, Marketplace service professionals pay fees for consumer matches.
We also offer certain other subscription products to Marketplace service professionals through mHelpDesk, a provider of cloud-based field service software for small to mid-size service professionals. Through mHelpDesk, we provide (among other products and services) mobile office management software that allows service professionals to complete several job-related tasks (such as scheduling, managing job flow, creating and distributing estimates and invoices and processing payments) real time while on the go. We also provide custom website development and hosting services.
Angie’s List
Overview
We also own and operate Angie’s List, which connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories. Angie’s List also provides consumers with valuable tools, services and content, including more than ten million verified reviews of local service professionals, to help them research, shop and hire for local services. We provide consumers with access to the Angie’s List nationwide online directory and related basic tools and services free of charge.

Consumer Services
When consumers visit Angie’s List, they can search for a service professional in the Angie’s List nationwide online directory and/or be connected with a service professional through the Marketplace.
We provide consumers with access to ratings and reviews and the ability to search for service professionals through the Angie’s List nationwide online directory, as well as the Angie’s List digital magazine and access to certain promotions. Free registration is required in order to access the directory and related basic tools and services. For a fee, we offer two premium membership packages, which include varying degrees of online and phone support, access to exclusive promotions and features and the award-winning Angie’s List print magazine. Consumers who choose the Marketplace option will be matched with a combination of Marketplace service professionals and selected certified service professionals (described below) from the Angie’s List nationwide online directory (as and if available for the given service request).
Consumers can rate service professionals listed in the Angie’s List nationwide online directory on an “A” to “F” grading scale based on a variety of criteria, including overall experience, availability, price, quality, responsiveness, punctuality and professionalism and other criteria, depending on the type of service provided. Ratings on each applicable criterion are weighted across all reviews submitted for the service professional to produce such professional’s grade on Angie’s List. Consumers can also provide a detailed description of (and commentary regarding) their service experience. Ratings and reviews cannot be submitted anonymously and there are processes in place to prevent service professionals from reporting on themselves or their competitors, as well as to detect fraudulent or otherwise problematic reviews.
Service Professional Services
We provide service professionals with a variety of services and tools through Angie’s List. Generally, service professionals who do not have an overall member grade below a “B” are eligible for certification. Service professionals must satisfy certain criteria for certification, including retaining the requisite member grade, passing certain criminal background checks and attesting to proper licensure requirements.
Once eligibility criteria are satisfied, service professionals must purchase term-based advertising from us in order to obtain certification. As of December 31, 2017, we had approximately 45,000 certified service professionals under contract for advertising. If a certified service professional fails to meet any eligibility criteria during the term of his or her contract, refuses to participate in our complaint resolution process or engages in what we determine to be prohibited behavior through any of our service channels, we suspend any existing advertising and exclusive promotions and the related advertising contract is subject to termination.
Certified service professionals rotate among the first service professionals listed in directory search results for an applicable category (together with their company name, overall rating, number of reviews, certification badge and basic profile information), with non-certified service professionals appearing below certified service professionals in directory search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose the Marketplace option, our proprietary algorithms will determine where a given service professional appears within search results.
Our International Businesses
We also operate several international businesses that connect consumers with home service professionals. These international businesses include: (i) MyHammer, Travaux and Werkspot, the leading home services marketplaces in Germany, France and the Netherlands, respectively, (ii) MyBuilder, HomeStars and Instapro, leading home services marketplaces in the United Kingdom, Canada and Italy, respectively, and (iii) the Austrian operations of MyHammer. We own controlling interests in MyHammer, MyBuilder and HomeStars and wholly-own Travaux, Werkspot and Instapro. The business models of our international businesses vary by jurisdiction and differ in certain respects from the Marketplace business model.
Revenue
Our revenue is primarily derived from consumer connection revenue, which includes fees paid by Marketplace service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), and membership subscription fees paid by Marketplace service professionals. Consumer connection revenue varies based upon several factors, including the service requested, type of match (such as Instant Booking, Instant Connect, Same Day Service or Next Day Service) and geographic location of service. Our consumer connection revenue is generated and recognized when a consumer match is delivered to a Marketplace service professional. Membership subscription revenue is generated through subscription sales to Marketplace service professionals and is deferred and recognized over the term (primarily one year) of the applicable membership.
Revenue is also derived from the sale of time-based advertising to certified service professionals listed in the Angie’s List nationwide directory and membership subscription fees from consumers for premium membership packages. Service professionals generally pay for advertisements in advance on a monthly or annual basis, at their option, with the average advertising contract term being approximately one year. Advertising contracts generally include an early termination penalty. Revenue from the sale of website, mobile and call center advertising is recognized ratably over the time period in which the advertisements run. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication containing the advertisement is published and distributed. Angie's List prepaid membership subscription fees are recognized as revenue ratably over the term of the associated subscription, which is typically one year.
Marketing
We market our various products and services to consumers primarily through digital marketing (primarily paid search engine marketing, display advertising and third party affiliate agreements) and traditional offline marketing (national television and radio campaigns), as well as through email. Pursuant to third party affiliate agreements, third parties agree to advertise and promote Marketplace products and services and those of Marketplace service professionals on their platforms. In exchange for these efforts, we generally pay these third parties a fixed fee when visitors from their platforms click through to one of our platforms and submit a valid service request through the Marketplace, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to the Marketplace. We also market our products and services to consumers through partnerships with other contextually related websites and, to a lesser extent, through relationships with certain retailers and direct mail.
We market subscription packages and related products and services to service professionals primarily through our Golden, Colorado based sales force, as well as through sales forces in Denver and Colorado Springs, Colorado, Lenexa, Kansas, New York, New York and Indianapolis, Indiana. We also market these products and services through search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. We market term-based advertising and related products to service professionals primarily through our Indianapolis based sales force.
We have made, and expect to continue to make, substantial investments in digital and traditional offline marketing (with continued expansion into new and existing digital platforms) to consumers and service professionals to promote our products and services and drive traffic to our various platforms and service professionals.
Technology
Each of our brands and businesses develops its own technology to support its products and services, leveraging both open-source and vendor supported software technology. Each of our various brands and businesses has dedicated engineering teams responsible for software development and creation of new features to support our products and services across a full range of devices (desktop, mobile web, native mobile applications and digital voice assistant platforms). Our engineering teams use an agile development process that allows us to deploy frequent iterative releases for product and service features. We incurred $47.9 million, $20.6 million and $16.8 million in product development costs in the fiscal years ending December 31, 2017, 2016 and 2015, respectively.
Competition
The home services industry is highly competitive and fragmented, and in many important respects, local in nature. We compete with, among others: (i) search engines and online directories, (ii) home and/or local services-related platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe our biggest competition comes from the traditional methods most people currently use to find service professionals, which is by word-of-mouth and through referrals.
We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the size, quality, diversity and stability of our network of Marketplace service professionals and the breadth of our online directory listings;

•
the functionality of our websites and mobile applications and the attractiveness of their features and our products and services generally to consumers and service professionals, as well as our continued ability to introduce new products and services that resonate with consumers and service professionals generally;

•	our ability to continue to build and maintain awareness of, and trust in and loyalty to, our various brands, particularly our Angie’s List and HomeAdvisor brands;

•
our ability to consistently generate service requests through the Marketplace and contacts through our online directories that convert into revenue for our service professionals in a cost-effective manner; and

•	the quality and consistency of our service professional pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.
Intellectual Property
We regard our intellectual property rights as critical to our success generally, with our trademarks, service marks and domain names being especially critical to the continued development and awareness of our brands and our marketing efforts.
We protect our intellectual property rights through a combination of trademarks, trade dress, domain name registrations, trade secrets and patent applications, as well as through contractual restrictions and reliance on federal, state and common law. We enter into confidentiality and proprietary rights agreements with employees, consultants, contractors and business partners, and employees and contractors are also subject to invention assignment provisions.
We have several registered trademarks in the United States (the most significant of which relate to our Angie’s List and HomeAdvisor brands), as well as other trademarks in Canada and Europe and several pending trademark applications in the United States and certain other jurisdictions. We have also registered a variety of domestic and international domain names, the most significant of which relate to our HomeAdvisor and Angie’s List brands. In addition, we have one patent in the United States and four patent applications pending in the United States and certain other jurisdictions. We intend to pursue additional domain name registrations, trademark registrations and/or patent applications to the extent we believe doing so will be beneficial and cost-effective.
Government Regulation
We are subject to laws and regulations that affect companies conducting business on the Internet generally and through mobile applications, including laws relating to the liability of providers of online services for their operations and the activities of their users. As a result, we could be subject to actions based on negligence, various torts and trademark and copyright infringement, among other actions.
In addition, because we receive, store and use a substantial amount of information received from or generated by consumers and service professionals, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches, primarily in the case of our European operations and the handling of personal data of consumers and service professionals located in the European Union. As a result, we could be subject to various private and governmental claims and actions, including under the General Data Protection Regulation, a comprehensive European Union privacy and data protection law that will become effective in May 2018 (the "GDPR"). The GDPR, which applies to companies that are organized in the European Union (or otherwise provide services to (or monitor) consumers who reside in the European Union), imposes strict standards regarding the sharing, storage, use, disclosure and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. In addition, the European Union is considering an update to its Privacy and Electronic Communications Directive to impose stricter rules regarding the use of cookies in connection with the provision of digital products and services to consumers who reside in the European Union. Also, the potential exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and how we handle personal data of users located in the United Kingdom. Lastly, there are number of draft privacy laws and regulations under consideration in the United States (including in various states) and in certain other foreign jurisdictions in which we do business.

We are also subject to laws governing marketing and advertising activities conducted by/through telephone, email, mobile devices and the Internet, including the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM Act and similar state laws. As a provider of products and services with a membership-based element, we are also subject to laws and regulations in certain states in the United States and in certain foreign jurisdictions in which we do business that apply to membership payment models with auto-renewal provisions.
Financial Information About Segments and Geographic Areas
The segment and geographic information required herein is set forth in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Consolidated and Combined Financial Statements and Supplementary Data.”
Employees
As of December 31, 2017, we had approximately 3,900 employees worldwide, the substantial majority of which provided services to our brands and businesses located in the United States and substantially all of which were full-time employees. We believe that we generally have good relationships with our employees.
Additional Information
Company Website and Public Filings. We maintain a website at www.angihomeservices.com. Neither the information on this website, nor the information on the websites of any of our brands and businesses, is incorporated by reference into this annual report, or into any other filings with, or into any other information furnished or submitted to, the U.S. Securities and Exchange Commission (“SEC”).
We also make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of Ethics. Our code of ethics applies to all of our employees (including our principal executive officer, principal financial officer and principal accounting officer) and directors and is posted on our website at http://ir.angihomservices.com under the heading “Code of Ethics.” This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to this code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for our executive officers, senior financial officers or directors, will also be disclosed on our website.
RELATIONSHIP WITH IAC
Equity Ownership and Vote
We have two classes of capital stock outstanding, Class A common stock and Class B common stock, with one vote and ten votes per share, respectively. Our shares of Class B common stock are convertible into shares of Class A common stock on a share for share basis. As of February 2, 2018, IAC owned 415,186,297 shares of Class B common stock, representing 100% of our outstanding Class B common stock, and did not own any shares of our Class A common stock. As of that date, IAC’s Class B common stock holdings represented approximately 86.8% of our total outstanding shares of capital stock and approximately 98.5% of the total combined voting power of our outstanding capital stock.
Intercompany Agreements
In connection with the Combination, we and IAC entered into certain agreements to govern our relationship following the Combination. These agreements include the following:
Contribution Agreement
The contribution agreement sets forth the agreements between us and IAC regarding the principal transactions necessary for IAC to separate its HomeAdvisor business from its other businesses and to cause the HomeAdvisor business to be transferred to us prior to the Combination, as well as governs certain aspects of our relationship with IAC following the Combination. Under the contribution agreement: (i) we agreed to assume all of the assets and liabilities related to the

HomeAdvisor business and indemnify IAC against any losses arising out of any breach by us of the contribution agreement or any other transaction related agreement described below and (ii) IAC agreed to indemnify us against losses arising out of any breach by IAC of the contribution agreement or any other transaction related agreement described below.
Investor Rights Agreement
Under the investor rights agreement, IAC has certain registration, preemptive and governance rights related to us and the shares of our capital stock it holds. The investor rights agreement also provides certain governance rights for the benefit of stockholders other than IAC.
Services Agreement
The services agreement currently governs services that IAC has agreed to provide to us through September 29, 2018, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the total combined voting power of our voting stock and any subsequent extension(s) or truncation(s) agreed to by us and IAC. Services currently provided to us by IAC pursuant this agreement include: (i) assistance with certain legal, M&A, human resources, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations; (ii) accounting, controllership and payroll processing services; (iii) investor relations services and (iv) tax compliance services. The scope, nature and extent of services may be changed from time to time as we and IAC may agree.
Tax Sharing Agreement
The tax sharing agreement governs our and IAC’s rights, responsibilities and obligations with respect to tax liabilities and benefits, entitlements to refunds, preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes. Under the tax sharing agreement, we are generally responsible and required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or its subsidiaries that includes us or any of our subsidiaries (to the extent attributable to us or any of our subsidiaries, as determined under the tax sharing agreement) and (ii) all taxes imposed with respect to any consolidated, combined, unitary or separate tax returns of us or our subsidiaries.
Employee Matters Agreement
The employee matters agreement addresses certain compensation and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment; (ii) employee benefit plans and (iii) equity awards. Under the employee matters agreement, our employees participate in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan and we reimburse IAC for the costs of such participation. In the event IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of our board of directors, we will no longer participate in IAC’s employee benefit plans, but will establish our own employee benefit plans that will be substantially similar to the plans sponsored by IAC.
In addition, under the employee matters agreement, we are required to reimburse IAC for the cost of any IAC equity awards held by our current and former employees, with IAC electing to receive payment either in cash or shares of our Class B common stock. This agreement also provides that IAC may require stock appreciation rights granted prior the closing of the Combination and equity awards in our subsidiaries to be settled in either shares of our Class A common stock or IAC common stock. To the extent shares of IAC common stock are issued in settlement of these awards, we are obligated to reimburse IAC for the cost of those shares by issuing shares of our Class A common stock in the case of stock appreciation rights granted prior to the closing of the Combination and shares of our Class B common stock in the case of equity awards in our subsidiaries.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future business, financial condition, results of operations and financial performance, our business strategy, trends in the home services industry, expected synergies and other benefits to be realized by us following the Combination and other similar matters. These forward-looking statements are based on the expectations and assumptions of our management about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this annual report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of our management as of the date of this annual report. We do not undertake to update these forward-looking statements.
Risk Factors
Risks Related to Our Business and Industry
The home services industry is competitive, with a consistent and growing stream of new products, services and entrants and low switching costs. Innovation by our competitors could adversely affect our business, financial condition and results of operations.
The home services industry is competitive, with a consistent and growing stream of new products, services and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas and/or with consumer and service professional demographics that we currently serve or may serve in the future. In addition, some of our competitors, given the primary business in which they engage, can market their products and services online in a more prominent and cost-effective manner than we can. Any of these advantages could enable our competitors to offer products and services that are more appealing to consumers and service professionals than our products and services and/or respond more quickly and/or cost effectively than we do to evolving market opportunities and trends. For example, search engine providers continue to expand their offerings into non-search-related categories, including home services. Search engine providers can and may display their own integrated or related home services products and services in search results in a more prominent manner than our products and services. This could result in a substantial decrease in free and paid traffic to our platforms and, in turn, increased marketing expenditures (particularly if free traffic is replaced with paid traffic).
In addition, since we offer most of our products and services to consumers for free, consumers can easily switch among home products and services at no cost to them. In the case of service professionals, while they may incur additional or duplicative near term costs, the costs for switching to a competing platform over the long term are generally not prohibitive. Low switching costs, coupled with the propensity of consumers to try new products and services generally, will most likely result in the continued emergence of new products and services, entrants and business models in the home services industry. Our inability to compete effectively against current or future competitors and new products and services that may emerge could result in decreases in the size and level of engagement of our consumer and service professional bases, which could adversely affect our business, financial condition and results of operations.
Our success will depend, in substantial part, on the continued migration of the home services market online.
We believe that the digital penetration of the home services market remains low, with the vast majority of consumers continuing to search for, select and hire service professionals offline. While many consumer demographics have historically been (and remain) averse to finding service professionals online, others have demonstrated a greater willingness to embrace the online shift (for example, millennials). Service professionals must also embrace the online shift, which will depend, in substantial part, on whether online products and services help them to better connect and engage with consumers relative to traditional offline efforts. The speed and ultimate outcome of the shift of the home services market online for consumers and service professionals is uncertain and may not occur as quickly as we expect, or at all. The failure or delay of a meaningful number of consumers and/or service professionals to migrate online and/or the return of a meaningful number of existing participants in the online home services market to offline solutions, could adversely affect our business, financial condition and results of operations.
General economic events or trends, particularly those that adversely impact consumer confidence and spending behavior, could harm our business, financial condition and results of operations.
We have historically been, and will continue to be, particularly sensitive to events and trends that adversely affect consumer confidence and spending behavior. For example, in the event of a general economic downturn or sudden disruption in business conditions, consumer confidence, spending levels and access to credit could be adversely affected. The occurrence of any of these events or trends could result in consumers delaying or foregoing home services projects, which could result in decreases in Marketplace service requests and related fees paid by Marketplace service professionals for consumer matches, which could adversely affect our business, financial condition and results of operations.
In addition, because a significant number of service professionals across our brands and businesses are sole proprietorships and small businesses, they may be particularly impacted by events and trends that adversely impact consumer confidence, spending behavior and access to credit. If so, they may be less likely to pay for Marketplace membership and/or advertising, which could result in turnover at the Marketplace and/or any of our directories. Any significant and/or recurring turnover over a prolonged period could adversely impact the number and quality of service professionals in the Marketplace and our directories, as well as the reach of (and breadth of services offered through) the Marketplace and our directories, any or all of which could result in a decrease in traffic to our various brands and businesses and increased costs, all of which could adversely affect our business, financial condition and results of operations.
Lastly, we have historically been, and will continue to be, sensitive to events and trends that could result in decreased marketing and advertising expenditures by service professionals. Adverse economic conditions and trends could result in service professionals decreasing and/or delaying membership subscriptions, fees paid for consumer matches and/or time-based advertising spend, any or all of which would result in decreased revenue and could adversely affect our business, financial condition and results of operations.
We will need to establish and maintain relationships with quality service professionals.
To succeed, we will need to continue to attract, retain and grow the number of skilled and reliable service professionals who can provide services that consumers want in a timely manner across our various brands and businesses. To do so, we must continue to offer innovative products and services that resonate with consumers and service professionals generally, as well provide service professionals with an attractive return on their marketing and advertising investments. If we fail to provide compelling products and services across our various brands and businesses, Marketplace service professionals may leave (or fail to join) the Marketplace and certified service professionals may leave (of fail to join) the Angie’s List nationwide online directory, one or both of which would result in a less attractive overall digital marketplace for consumers seeking quality service professionals. Any decrease in quality service professionals (or the lack of new quality service professionals) would result in a smaller and less diverse Marketplace and smaller and less diverse directories, which could adversely impact the consumer experience and, in turn, result in decreases in service requests and directory searches, which could adversely affect our business, financial condition and results of operations.
Our success will depend, in substantial part, on our ability to maintain and/or enhance our various brands.
We own and operate two of the leading home services brands in the United States (Angie’s List and HomeAdvisor), as well as leading brands in several foreign jurisdictions. Brand recognition is a key differentiating factor among providers of online services generally, and we believe that our success will depend, in substantial part, on our ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) new and emerging brands by consumers and service professionals alike.
Our various brands could be negatively impacted by several factors, including product and service quality concerns, service professional quality concerns, consumer and service professional complaints, actions brought by consumers and service professionals, fraudulent or otherwise unlawful acts perpetrated by consumers and service professionals, actions or proceedings commenced by governmental or regulatory authorities, privacy and security breaches and related bad publicity. In particular, factors that negatively impact the Angie’s List and/or HomeAdvisor brand(s) could materially and adversely affect our business, financial condition and results of operations.
In addition, trust in the integrity and objective, unbiased nature of the ratings and reviews found across our various brands (particularly in the case of Angie’s List) contributes significantly to public perception of these brands and their ability to attract new consumers and service professionals. If consumers perceive that consumer reviews are not authentic in general, the reputation and strength of the relevant brand could be materially and adversely affected. While we use, and will continue to use, filters (among other processes) to detect fraudulent reviews, the accuracy of consumer reviews cannot be guaranteed. If fraudulent or inaccurate reviews (positive or negative) increase and we are unable to effectively identify and remove such reviews, the overall quality of the ratings and reviews across our various brands could decrease and the reputation of affected brands might be harmed. This could deter consumers and service professionals from using our products and services, which in turn could adversely affect our business, financial condition and results of operations.

Lastly, as discussed in the risk factors below, the success of our brand-building efforts will also depend on our ability to market our products and services successfully (and/or in a cost-effective manner), communicate with consumers and service professionals via email, develop and introduce new and enhanced products and services that resonate with consumers and service professionals and/or adapt quickly enough (and/or in a cost-effective manner) to evolving changes in the Internet and related technologies, applications and devices. If our brand-building efforts are not successful, our business, financial condition and results of operations could be adversely affected.
Marketing efforts designed to drive traffic to our brands and businesses may not be successful or cost-effective.
Attracting consumers and service professionals to our brands and businesses involves considerable expenditures for online and offline marketing. We have made, and expect to continue to make, significant marketing expenditures, primarily for digital marketing (primarily paid search engine marketing, display advertising and third party affiliate agreements) and traditional offline marketing (national television and radio campaigns). These efforts may not be successful or cost-effective. Historically, we have had to increase marketing expenditures over time to attract and retain consumers and service professionals and sustain growth.
With respect to our online marketing efforts, rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may unilaterally be updated by search engines without advance notice), could adversely affect our paid search engine marketing efforts and free search engine traffic. Such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of our brands and businesses within paid and organic search results, any or all of which could increase our marketing expenditures (particularly if free traffic is replaced with paid traffic).
In addition, evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and media is increasingly consumed through various digital means, the reach of traditional advertising channels is contracting and the number of digital advertising channels is expanding. To continue to reach and engage with consumers and service professionals and grow in this environment, we will need to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video and other digital platforms), as well as target consumers and service professionals via these channels. Generally, the opportunities in (and the sophistication of) newer advertising channels are undeveloped and unproven relative to traditional channels, which could make it difficult for us to assess returns on our marketing investment in newer channels. Additionally, as we increasingly depend on newer digital channels for traffic, these efforts will involve challenges and risks similar to those we face in connection with our search engine marketing efforts.
Lastly, we also enter into various third party affiliate agreements in an effort to drive traffic to our various brands and businesses. These arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing as a percentage of revenue could increase over the long-term.
No assurances can be provided that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to any or all of the events and trends discussed above and the failure to do so could adversely affect our business, financial condition and results of operations.
Communicating with consumers and service professionals via email is critical to our success, and any erosion in our ability to communicate in this fashion that is not sufficiently replaced by other means could adversely affect our business, financial condition and results of operations.
Historically, one of our primary means of communicating with consumers and service professionals and keeping them engaged with our products and services has been via email communication. Through email, we can provide consumers with service request updates and service professionals with updates regarding memberships and consumer matches, as well as present or suggest new products and services (among other things) to such consumers and service professionals and market our products and services to new consumers and service professionals in a cost-effective manner. As consumer habits evolve in the era of mobile and other digital devices and messaging and social networking apps, usage of email, particularly among younger consumers, has declined, and we expect this trend to continue. In addition, deliverability and other restrictions imposed by third party email providers and/or applicable law could limit or prevent our ability to send emails to consumers and service professionals. A continued and significant erosion in our ability to communicate successfully with consumers and service professionals via email could have an adverse impact on the consumer and service professional experience, levels of consumer and service professional engagement and the rate at which consumers become members and service professionals join the Marketplace or purchase advertising.

While we continually work to find new means of communicating and connecting with consumers and service professionals (for example, through push notifications), there is no assurance that such alternative means of communication will be as effective as email has been historically. Any failure to develop or take advantage of new means of communication and/or any limitation on such means (whether imposed by applicable law, mobile and other digital device manufacturers or otherwise) could adversely affect on our business, financial condition and results of operations.
Our ability to introduce new and enhanced products and services that resonate with consumers and service professionals and that we are able to effectively monetize will be critical to our success.
We will not succeed unless we continue to develop and introduce new and enhanced products and services in response to evolving trends and technologies and provide quality products and services that otherwise resonate with consumers and service professionals. There is intense competition to operate leading digital marketplaces for home services (and for all consumer products and services generally), and digital marketplaces have historically been, and are expected to continue to be, subject to rapid technological change. Generally, the development of new and enhanced products and services, as well as the identification of new business opportunities in a constantly evolving business and technological environment, requires significant time and resources. We may not be able to adapt quickly enough to digital trends and/or trends in the home services market generally (including changes in consumer and service professional preferences and needs), appropriately time the introduction of new and enhanced products and services (and effectively monetize such products and services) and/or identify new business opportunities in a timely manner.
For example, as consumers and service professionals increasingly access our products and services through mobile and other digital devices (including digital voice assistants), we will need to devote significant time and resources to ensure that our products and services are accessible across these platforms (and across multiple platforms generally). Despite these efforts, we may not be able to keep pace with evolving digital trends and/or trends in the home services market generally (including changes in consumer and service professional preferences and needs). Even if we do, new and/or enhanced products and services that we offer may not resonate with consumers and service professionals (and, in turn, fail to generate sufficient traffic to our brands and businesses), could be more costly than anticipated or could require partnership or distribution arrangements with third party providers. Moreover, we may not be able to monetize products and services for mobile and other digital devices as effectively as we have been able to monetize our traditional products and services.
In addition, the success of our mobile and other digital applications is dependent on their interoperability with various third party operating systems, technology, infrastructure and standards over which we have no control and any changes to any of these things that compromise the quality or functionality of our mobile and other digital applications could adversely affect their usage levels, and in turn, our ability to attract consumers and service professionals. Our failure or inability to successfully respond to changes to these third party systems, technology, infrastructure and standards could adversely affect our business, financial condition and results of operations.

Any failure to respond to evolving trends and technologies appropriately and/or in a cost-effective manner could adversely affect our business, financial condition and results of operations.
We may not realize the expected benefits of the Combination within the anticipated time frames or at all.
We expect to realize several substantial strategic and financial benefits as a result of the Combination. Any or all of these benefits may not be realized as expected or may not be achieved within the anticipated time frames or at all. Our ability to realize these benefits will depend, in large part, on our ability to effect ongoing integration efforts in a manner that facilitates growth opportunities, realizes anticipated synergies and achieves related projected cost savings and revenue growth.
Our management must continue to devote significant attention and resources to ongoing integration efforts, which could disrupt our business, cause a loss of momentum in our activities and may otherwise adversely affect our business, financial condition and results of operations. Ongoing integration efforts could also result in unanticipated problems, expenses, liabilities, responses from competitors, loss of customer and other business relationships and the diversion of management attention. f we are not able to efficiently and successfully effect ongoing integration efforts, any or all the benefits we expect to realize as a result of the Combination may not be realized fully or at all, or may take longer to realize than expected, which would adversely affect our business, financial condition and results of operations.
Even if our integration efforts are successful, any or all of these benefits may not be realized, including expected synergies, cost savings and growth opportunities, due to competitive pressures, changes in general market or economic conditions or other factors. Moreover, additional unanticipated costs may be incurred in connection with the integration. Any or all of these factors could adversely affect our business, financial condition and results of operations.

Our success will depend, in part, on the integrity, efficiency and scalability of our technology systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
For us to succeed, our technology systems and infrastructures must perform well on a consistent basis. From time to time, we may experience system interruptions that make some or all of our systems, products, services and/or data unavailable and prevent our products and services from functioning properly. Technology system and infrastructure interruptions could arise for any number of reasons. Moreover, our technology systems and infrastructures will be vulnerable to damage from fire, power loss, telecommunications failures and similar events. While we have backup systems in place for certain aspects of our operations, our technology systems and infrastructures will not be fully redundant, disaster recovery planning will not be sufficient for all eventualities and property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any technology system or infrastructure interruptions or outages, regardless of the cause, could adversely affect the consumer and service professional experience, tarnish the reputation of our various brands and businesses and decrease demand for our products and services, any or all of which could adversely affect our business, financial condition and results of operations.
Our success will also depend on our continued ability to expand and enhance the efficiency and scalability of our technology systems and infrastructures to improve the consumer and service professional experience, accommodate substantial increases in traffic across our various platforms, ensure acceptable page load times for our products and services and keep pace with changes in technology, industry trends and consumer and service professional preferences and needs. Any failure to do so in a timely and cost-effective manner could adversely affect the consumer and service professional experience, which could adversely impact demand for our products and services and increase costs, any or all of which could adversely affect our business, financial condition and results of operations.
Our success will depend, in part, on the integrity of third party systems and infrastructures.
We rely on third parties, primarily data center service providers, as well as third party computer systems, broadband and other communication systems and service providers, in connection with the provision of our products and services generally, as well as to facilitate and process certain transactions with consumers and service professionals. We have limited or no control over these third parties and their operations.
Problems experienced by third party data center service providers upon whom we may rely, third party computer system, broadband and other communications systems and service providers with whom we contract or with the systems through which these providers allocate capacity among their customers could also adversely affect us. Any changes in service levels at our data centers or any interruptions, outages or delays in third party technology systems and infrastructures upon which we rely or deterioration in the performance of these systems, could impair our ability to provide our products and services and/or process transactions with consumers and service professionals, which would adversely impact our business, financial condition and results of operations.
We may not be able to protect our information technology systems and infrastructures from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.
In connection with our day-to-day operations, we rely extensively on the secure processing, storage and transmission of confidential and other information in our information technology systems and infrastructures. We may be subject to attacks by perpetrators of malicious technology-related events, such as cyberattacks, computer viruses, worms or other destructive or disruptive software, distributed denial of service attacks and attempts to misappropriate consumer or service professional information (including credit card information), personal information and confidential business information. While we invest, and will continue to invest, in the protection of our information technology systems and infrastructures and related training, there can be no assurances that these efforts will prevent significant breaches or other similar events from occurring. As malicious cyber activity escalates, so do risks relating to the processing, storage and transmission of data both within and outside of our technology systems and infrastructures, including through third party service providers. Any cyber or similar attack we experience could damage our technology systems and infrastructures, prevent us from providing our products and services, erode our reputation and those of our various brands and businesses, lead to the termination of advantageous contracts, result in inaccurate reporting of financial information, result in the disclosure of confidential consumer and service professional information, expose us to significant liabilities for the violation of data privacy laws, result in the disclosure of confidential and sensitive business information or intellectual property, result in claims or litigation against us and/or otherwise be costly to mitigate or remedy. In addition, although we have insurance to mitigate some of these risks, such policies may not cover the particular cyber or similar attack experienced and, even if the risk is covered, such insurance coverage may not be adequate to compensate for related losses.

The impact of cybersecurity events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our day-to-day operations) could have similar effects on us. Moreover, even cyber or similar attacks that do not directly affect us or third parties with whom we do business may result in a loss of consumer confidence in online and/or technology-reliant businesses generally, which could make consumers and service professionals less likely to use or continue to use our products and services. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
Unauthorized access to personal data could give rise to liabilities as a result of governmental regulations and legal requirements, and compliance with laws designed to prevent unauthorized access of personal data could be costly.
Security breaches or other unauthorized access to, or the use or transmission of, personal consumer and service professional information could result in a variety of claims against us, including privacy-related claims. There are numerous laws and regulations in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of personal information. The scope and subject matter of these laws and regulations have changed considerably in the recent past and are expected to continue to evolve, and likely expand, in the future. For example, the European Commission has adopted the General Data Protection Regulation, a comprehensive European Union privacy and data protection reform that is expected to become effective in May 2018. In addition, the potential exit from the European Union by the United Kingdom could result in the application of new data privacy and protection laws and standards to our operations in the United Kingdom and the handling of personal data of consumers and service professionals located in the United Kingdom. At the same time, various regulations and legislative proposals concerning privacy and the protection of consumer information are pending before the U.S. Congress and various U.S. state legislatures.
Any failure or perceived failure by us (or by third parties with whom we contract to store personal information) to comply with applicable privacy and security laws, policies or related contractual obligations or any compromise of security that results in unauthorized access, use or disclosure to/of personal information could result in governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties and adverse publicity. In the case of such an event, our reputation and those of our various brands and businesses could be harmed, we could lose consumers and service professionals and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
Lastly, compliance with laws and regulations regarding privacy and the storage, sharing, use, processing, disclosure and protection of personal data in the foreign jurisdictions in which we operate could be costly, particularly if, as expected, such laws and regulations continue to evolve and become more comprehensive in scope or require changes to information technology systems and infrastructures, as well as our products and services. If these costs are significant, our business, financial condition and results of operations could be adversely affected.
We are subject to several risks related to credit card payments, including data security breaches and fraud that we or third parties may experience, as well as additional regulations, any of which could adversely affect our business, financial condition and results of operations.
We accept payments (including recurring payments) from service professionals and members, primarily through credit and debit card transactions. The ability to access payment information on a real-time basis without having to proactively reach out to service professionals and members to process payments is critical to our success.
When we or third parties experience a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that users of our products and services would be impacted by such a breach. To the extent our service professionals and members are ever affected by such a breach, we may need to contact affected users to obtain new payment information and process any pending payments. It is likely that we would not be able to reach all affected service professionals and members, and even if we could, some new payment information may not be obtained and some pending payments may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if service professionals and members are not directly impacted by a given data security breach, they may lose confidence in the ability of online service providers to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant cooperation from service professionals or members.

Our ability to access credit card information on a real-time basis without having to proactively reach out to service professionals and members could also be adversely impacted by increases in various fees charged by credit card companies and processors (such as transaction, interchange, chargeback and/or other fees), the malfunction of credit card billing systems and software and non-compliance with applicable payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard ("PCI DSS"), a security standard with which companies that collect, store or transmit certain data related to credit and debit cards, credit and debit card holders and credit and debit card transactions are required to comply. If we fail to adequately prevent fraudulent credit card transactions and comply with the PCI DSS, we could face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs, any of which could adversely affect our business, financial condition and results of operations.
Finally, the passage or adoption of any new legislation or regulations affecting our ability to periodically charge service professionals and members for recurring fees could adversely affect our business, financial condition and results of operations.
We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon our trademarks, trade dress and related domain names and logos to market our brands and businesses and to build and maintain brand loyalty and recognition, as well as upon trade secrets and patents. We have generally registered, and to the extent we believe it will be beneficial and cost-effective, will continue to apply to reserve, register and renew domain names where appropriate, as well as register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used. Not every variation of a domain name may be available or be registered, even if available. Similarly, effective trademark and service mark protection may not be available or may not be sought in every country in which our products and services are made available, and contractual disputes may affect the use of marks governed by private contracts.
We rely on a combination of laws and contractual restrictions on access to and use of proprietary information with employees, customers, suppliers, affiliates and others to establish and protect our and their various intellectual property rights and employees and contractors are also subject to invention assignment provisions.
We have one patent issued in the United States, four patent applications currently pending in the United States and certain jurisdictions abroad and to the extent we believe it will be beneficial and cost-effective, may seek to apply for patents or for other similar statutory protections where appropriate. No assurances can be given that any existing or future patents will afford adequate protection against our competitors and similar technologies or that any patent application that any of our businesses have filed or that we may file will result in a patent being issued. In addition, no assurances can be given that third parties will not create new intellectual property that achieves similar results without infringing upon our patents.
Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise or third parties could copy or otherwise obtain and use the intellectual property of our various brands and businesses without authorization. The occurrence of any of these events could result in the erosion of our various brands and limitations on our ability to control marketing online using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations. The occurrence of any of these events (particularly those involving our Angie’s List and HomeAdvisor brands), could have an adverse effect on our business, financial condition and results of operations.
We will face several risks in connection with our international operations.
We operate businesses in Canada, France, Germany, Austria, the United Kingdom, the Netherlands and Italy under various regional brands. We intend to seek to establish market leadership for these brands through significant investments in marketing, sales forces and product innovation, which may not be successful or cost-effective. We also intend to seek to expand into additional European and select other jurisdictions in the future, both through acquisitions and organic growth.
Acquiring, operating and building brands and businesses abroad, particularly in jurisdictions where we have limited experience, will involve several additional risks, including:

•	operational and compliance challenges caused by distance, language and cultural differences;

•	difficulties in staffing and managing international operations;

•	differing levels of social and technological acceptance of online services (or lack of acceptance of them) generally, as well as home services offerings specifically;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds among countries and back to the United States and costs associated with repatriating funds to the United States;

•	differing and potentially adverse tax laws;

•
multiple, conflicting and changing laws, rules and regulations (particularly in the case of privacy and data security) and difficulties understanding and ensuring compliance with such laws, rules and regulations by employees and business partners over whom we will have no control;

•	competitive environments that favor local businesses;

•	limitations on the level of intellectual property protection; and

•	trade sanctions, political unrest, terrorism, war and epidemics or the threat of any of these events.
The occurrence of any or all of the events described above could adversely affect our business, financial condition and results of operations.
We face operational and financial risks in connection with acquisitions.
Our HomeAdvisor business has made numerous acquisitions in the past and we expect to seek potential acquisition candidates to expand our business generally in the future. We may experience operational and financial challenges in connection with historical and future acquisitions if we are unable to:

•	properly value prospective acquisitions, especially those with limited operating histories;

•
successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with existing operations and systems;

•	successfully identify and realize potential synergies among acquired and existing business;

•	retain or hire senior management and other key personnel at acquired businesses; and

•	successfully manage acquisition-related strain on our management, operations and financial resources.
Furthermore, we may not be successful in addressing other challenges that we may encounter in connection with acquisitions. The anticipated benefits of one or more historical and/or future acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which could result in significant impairment charges. The occurrence of any these events could adversely affect our business, financial condition and results of operations.
We depend on our key personnel.
Our future success depends upon our ability to identify, hire, develop, motivate and retain highly skilled individuals, with the contributions of our senior management being especially critical to our success. Competition for well-qualified employees is intense and our ability to compete effectively will depend, in part, upon our ability to attract new employees and retain existing employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, no assurances can be provided that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short- and long-term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.

We will continue to incur some increased costs and devote substantial management time as a result of operating as a relatively new public company.
The obligations of being a relatively new public company will continue to require new expenditures, place new demands on our senior management and require the hiring of additional personnel. While IAC continues to provide us with certain corporate and shared services related to corporate functions for negotiated fees, we also expect that we will need to continue to implement additional systems and hire additional personnel, primarily related to public reporting obligations, to adequately function as a mature public company. We cannot precisely predict the amount and timing of these significant expenditures. See “-Risks Related to Our Ongoing Relationship with IAC-The services that IAC provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.”
We may be subject to litigation, and adverse outcomes in such litigation could have an adverse effect on our business, financial condition and results of operations.
We may from time to time become subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business and/or operations. The defense of these actions may be both time consuming and expensive. We will evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates will be based on information available to our management at the time of such assessment or estimation and will involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from initial assessments and estimates. Our failure to successfully defend or settle any litigation claim or other legal proceeding could result in liability that, to the extent not covered by its insurance, could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Our Relationship with IAC
IAC controls our company and will have the ability to control the direction of our business.
As of February 2, 2018, IAC owned all of our outstanding Class B common stock, representing approximately 86.8% of our total outstanding shares of capital stock and approximately 98.5% of the total combined voting power of our outstanding capital stock. For so long as IAC owns shares of our capital stock that represent a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder (subject to certain limited exceptions for certain class votes). As a result, IAC has (and we expect will continue to have) the ability to control significant corporate activities, including:

•
the election of our board of directors (subject to certain provisions of the investor rights agreement between us and IAC) and, through our board of directors, decision-making with respect to our business direction and policies, including the appointment and removal of our officers;

•	acquisitions or dispositions of businesses or assets, mergers or other business combinations;

•	issuances of shares of our Class A common stock, Class B common stock and Class C common stock and our capital structure generally;

•	corporate opportunities that may be suitable for us and IAC, subject to the corporate opportunity provisions in our amended and restated certificate of incorporation (as described below);

•	stock repurchases;

•	our financing activities, including the issuance of debt securities and/or the incurrence of other indebtedness generally;

•	the payment of dividends; and

•	the number of shares available for issuance under our equity incentive plans.

This voting control will limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that stockholders other than IAC do not view as beneficial. This voting control may also discourage transactions involving a change of control of our company, including transactions in which holders of shares of our Class A common stock might otherwise receive a premium for their shares.
Even if IAC owns shares of our capital stock representing less than a majority of the total combined voting power of our outstanding capital stock, so long as IAC owns shares representing a significant percentage of our total combined voting power, IAC will have the ability to substantially influence these significant corporate activities.
In addition, pursuant to the investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to the employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our various agreements with IAC, see “Note 14-Related Party Transactions with IAC” to the consolidated and combined financial statements included in “Item 8-Consolidated and Combined Financial Statements and Supplementary Data.”
Until such time as IAC no longer controls or has the ability to substantially influence us, we will continue to face the risks described in this "Risk Factors" section relating to IAC's control of us and the potential conflicts of interest between us and IAC.
Our amended and restated certificate of incorporation could prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our amended and restated certificate of incorporation has a “corporate opportunity” provision that requires us to renounce any interests or expectancy in corporate opportunities for both us and IAC. This provision also includes a disclaimer that states that we recognize that: (i) any of our directors or officers who are also officers, directors, employees or other affiliates of IAC or its affiliates (except that we and our subsidiaries are not considered affiliates of IAC or its affiliates for purposes of this provision) and (ii) IAC itself, will have no duty to offer or communicate information regarding such corporate opportunities to us. Generally, neither IAC nor any of our officers or directors who are also officers or directors of IAC or its affiliates will be liable to us or any of our stockholders for breach of any fiduciary duty by reason of the fact that any such person pursues or acquires any corporate opportunity for the account of IAC or any of its affiliates, directs or transfers such corporate opportunity to IAC or any of its affiliates or does not communicate information regarding such corporate opportunity to us. This corporate opportunity provision may exacerbate conflicts of interest between us and IAC because the provision effectively permits any of our directors or officers who also serves as a director or officer of IAC to choose to direct a corporate opportunity to IAC instead of us.
IAC's interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest between us and IAC could be resolved in a manner unfavorable to us and our other stockholders.
Various conflicts of interest between us and IAC could arise. As of the date of this report, four of our ten directors are current directors or executive officers of IAC. Ownership interests of these individuals and IAC in our capital stock and ownership interests of our directors and officers in IAC capital stock, or service by an individual as either a director and/or officer of both companies, could create or appear to create potential conflicts of interest when such individuals are faced with decisions relating to us. These decisions could include:

•	corporate opportunities;

•
the impact that operating or capital decisions (including the incurrence of indebtedness) relating to our business may have on IAC's consolidated financial statements and/or current or future indebtedness (including related covenants);

•	business combinations involving us;

•	our dividend and stock repurchase policies;

•	management stock ownership; and

•	the intercompany agreements and services between us and IAC.

Potential conflicts of interest could also arise if we decide to enter into new commercial arrangements with IAC in the future or in connection with IAC's desire to enter into new commercial arrangements with third parties. Additionally, IAC may be constrained by the terms of agreements relating to its indebtedness from taking actions, or permitting us to take actions, that may be in our best interest.
Furthermore, disputes may arise between us and IAC relating to our past and ongoing relationships, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•	tax, employee benefit, indemnification and other matters arising from the Combination;

•	the nature, quality and pricing of services IAC agrees to provide to us;

•	sales or other disposals by IAC of all or a portion of its ownership interest in us; and

•	business combinations involving us.
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party. While we are controlled by IAC, we may not have the leverage to negotiate amendments to our various agreements with IAC (if required) on terms as favorable to us as those we would negotiate with an unaffiliated third party.
We rely on exemptions from certain NASDAQ corporate governance requirements that would otherwise provide protection to our stockholders.
Because IAC owns more than 50% of the combined voting power of our capital stock, we are a “controlled company” under the Marketplace Rules of The Nasdaq Stock Market, LLC (the “Marketplace Rules”). As a “controlled company,” we are exempt from compliance with certain Marketplace Rules related to corporate governance, including the following requirements:

•	that a majority of our board of directors consists of “independent directors” (as defined in the Marketplace Rules); and

•	that we have a nominating/governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
Accordingly, for so long as we are a “controlled company” and avail ourselves of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Marketplace Rules.
In order to preserve IAC’s ability to distribute the shares of our capital stock it holds on a tax-free basis to its stockholders, we may be prevented from pursuing opportunities to raise capital, acquire other businesses or provide equity incentives to our employees, which could hurt our ability to grow.
Under current laws, IAC must retain beneficial ownership of at least 80% of our combined voting power and 80% of each class of our non-voting capital stock (if any is outstanding) in order to effect a tax-free distribution of our shares held by IAC to its stockholders. IAC has advised us that it does not have any present intention or plans to undertake such a tax-free distribution. However, IAC does currently intend to use its majority voting interest to retain its ability to engage in such a transaction. This intention may cause IAC not to support transactions that we wish to pursue that involve issuing shares of our capital stock, including for capital-raising purposes, as consideration for an acquisition or as equity incentives to our employees. Our inability to pursue such transactions may adversely affect our business, financial condition and results of operations.
Our agreements with IAC will require us to indemnify IAC for certain tax liabilities and may limit our ability to engage in desirable strategic or capital-raising transactions, including following any distribution by IAC of our capital stock to its stockholders.
Pursuant to our tax sharing agreement with IAC, we generally will be responsible and will be required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or its subsidiaries that includes us or any of our subsidiaries to the extent attributable to us or any of our subsidiaries (excluding certain taxes attributable to Angie's List and its subsidiaries for taxable periods (or portions thereof) ending on or before the completion of the Combination), as determined under the tax sharing agreement, and (ii) all taxes imposed with respect to any consolidated, combined, unitary or separate tax returns of ours or any of our subsidiaries. To the extent IAC fails to pay taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or one of its subsidiaries that includes us or any of our subsidiaries, the relevant taxing authority could seek to collect such taxes (including taxes for which IAC is responsible under the tax sharing agreement) from us or our subsidiaries.
IAC does not have a present plan or intention to undertake a tax-free spin-off of its interest in us. Under the tax sharing agreement, we generally will be responsible for any taxes and related amounts imposed on IAC or us (or our respective subsidiaries) that arise from the failure of a future spin-off of IAC’s retained interest in us to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 368(a)(1)(D) and/or Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), to the extent that the failure to so qualify is attributable to: (i) a breach of the relevant representations and covenants made by us in the tax sharing agreement (or any representation letter provided in support of any tax opinion or ruling obtained by IAC with respect to the U.S. federal income tax treatment of such spin-off), (ii) an acquisition of our equity securities or assets or (iii) any other action or inaction by us after any such spin-off.
To preserve the tax-free treatment of any potential future spin-off by IAC of its interest in us, the tax sharing agreement restricts us and our subsidiaries, for the two-year period following any such spin-off (except in specific circumstances), from: (i) entering into any transaction pursuant to which shares of our capital stock would be acquired above a certain threshold, (ii) merging, consolidating or liquidating, (iii) selling or transferring assets above certain thresholds, (iv) redeeming or repurchasing stock (with certain exceptions), (v) altering the voting rights of our capital stock, (vi)  actions and inactions that are inconsistent with representations or covenants in any tax opinion or private letter ruling document or (vii) ceasing to engage in any active trade or business as defined in the Code. The indemnity obligations and other limitations under the tax sharing agreement could have an adverse effect on our business, financial condition and results of operations.
Future sales or distributions of shares of our capital stock by IAC could depress the price of our Class A common stock.
IAC has the right to sell or distribute to its stockholders all or a portion of the shares of our capital stock that it holds. Although as of the date of this report IAC has advised us that it does not have any present intention or plans to undertake such a sale or distribution, sales by IAC in the public market or distributions to its stockholders of substantial amounts of our capital stock (shares of Class B common stock or Class A common stock), or the filing by us of a registration statement relating to a sale or other disposition by IAC of a substantial amount of our capital stock, could depress the price of our Class A common stock.
In addition, IAC has the right, subject to certain conditions, to require us to file registration statements covering the sale of the shares of our capital stock it holds or to include such shares in other registration statements that we may file. If IAC exercises these registration rights and sells all or a portion of the shares of our capital stock it holds, the price of our Class A common stock could decline.
The services that IAC provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
We expect IAC to continue to provide us with significant corporate and shared services related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, tax, treasury and other services in exchange for the fees specified in the services agreement between us and IAC. IAC is not obligated to provide these services in a manner that differs from the nature of the services provided to the HomeAdvisor business during the twelve-month period prior to the Combination, and thus we may not be able to modify these services in a manner desirable to us as a standalone public company. Further, if we no longer receive these services from IAC due to the termination of the services agreement or otherwise, we may not be able to perform these services ourselves and/or find appropriate third party arrangements at a reasonable cost (and any such costs may be higher than those charged by IAC).
Risks Related to Our Indebtedness
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness.
As of December 31, 2017, we had total debt of $275 million outstanding under our term loan agreement. This indebtedness is guaranteed by our wholly-owned material domestic subsidiaries and secured by substantially all of our assets and those of our guarantors, subject to certain exceptions. Our term loan agreement contains several covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	create liens on certain assets;

•	incur additional debt;

•	make certain investments and acquisitions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	sell certain assets;

•	pay dividends on (or make distributions in respect of) our capital stock or make restricted payments or stock repurchases;

•	enter into certain transactions with our affiliates; and

•	place restrictions on distributions from subsidiaries.
Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under the term loan agreement. Upon a default, unless waived, the lenders under our term loan agreement could foreclose on our assets pledged to such lenders to secure our obligations under our term loan agreement and force us into bankruptcy or liquidation. In addition, a default under our term loan agreement could trigger a cross default under other agreements, including any agreements governing future indebtedness of ours of certain of our subsidiaries. Our operating results may not be sufficient to meet our debt service obligations or to fund other expenditures and we may not be able to obtain financing to meet these requirements.
In addition to the restrictions that limit our flexibility in operating our business, the terms of our indebtedness could:

•	limit our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or for other purposes;

•	limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service this indebtedness;

•	limit our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restrict us from making strategic acquisitions, developing properties or exploiting business opportunities; and

•	limit our ability to react to changing market conditions in the home and local services industries.
Lastly, we and our subsidiaries may incur significant additional indebtedness, including unsecured and additional secured indebtedness. While our term loan agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to several qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If we or our subsidiaries incur additional indebtedness, the risks described above could increase.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to service our debt service obligations, which may not be successful.
Our ability to satisfy the debt service obligations under our term loan agreement will depend upon, among other things:

•
our future financial and operating performance, which will be affected by then prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
our future ability to secure additional financing or otherwise raise capital in the future and/or restructure or refinance our debt, which will largely depend on market and other factors beyond our control, as well as whether we are in compliance with the covenants in our term loan agreement (and/or any other then existing agreement governing our indebtedness).

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to secure additional financing or otherwise raise capital and/or restructure or refinance our indebtedness, in an amount and/or manner sufficient to fund our liquidity needs.
If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, seek additional financing or otherwise raise capital, restructure or refinance our indebtedness or sell assets. These alternative measures may not be successful and may not permit us to meet our debt service obligations. Our ability to secure additional financing or otherwise raise capital and/or restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. And new indebtedness debt or refinancing of existing indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of agreements governing existing or future indebtedness may restrict us from adopting some of these alternatives.
In the absence of these resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations or sell equity in order to meet our debt service obligations. We may not be able to consummate those dispositions for fair market value or at all, and our term loan agreement may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds realized from any such dispositions may not be adequate to meet our debt service obligations.
Variable rate indebtedness under our term loan agreement will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
We currently have $275 million of indebtedness outstanding under our term loan, which bears interest at variable rates. Indebtedness that bears interest at variable rates exposes us to interest rate risk. At December 31, 2017, our term loan bore interest at LIBOR plus 2.00%, which was 3.38% at December 31, 2017. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the outstanding indebtedness under our term loan would increase or decrease by $2.8 million. See also “Item 7A-Quantitative and Qualitative Disclosures About Market Risk.”
Risks Related to Ownership of Our Class A Common Stock
The multiclass structure of our capital stock has the effect of concentrating voting control with IAC, the holder of all of our outstanding shares of Class B common stock, and limiting the ability of holders of our Class A common stock to influence corporate matters.
Each share of our Class B common stock has ten votes per share and each share of our Class A common stock has one vote per share. As of February 2, 2018, IAC held shares of Class B common stock representing economic and voting interests in us of approximately 86.8% and 98.5%, respectively.
Due to the ten-to-one voting ratio between our Class B common stock and Class A common stock, IAC, as the holder of all of our shares of outstanding Class B common stock, will continue to control a substantial majority of the combined voting power of our capital stock. Similarly, any holder(s) of shares of our Class B common stock in the future may continue to control a majority of the combined voting power of our capital stock, even if and when such shares represent a small minority of our total outstanding capital stock. This concentrated control will significantly limit the ability of holders of our Class A common stock to influence corporate matters.
The difference in the voting rights of our Class B common stock and Class A common stock may harm the value and liquidity of our Class A common stock.
Holders of our Class B common stock and Class A common stock are entitled to ten votes and one vote per share, respectively. This difference in voting rights could harm the value of our Class A common stock to the extent that any investor or potential future purchaser of our Class A common stock ascribes value to the right of the holders of our Class B common stock to ten votes per share. The existence of two classes of common stock with different voting rights could result in less liquidity for our Class A common stock than if there were only one class of common stock.

The price of our Class A common stock has been and may continue to be volatile or may decline regardless of our operating performance.
During 2017, our Class A common stock traded as high as $13.74 and as low as $10.24 and on March 13, 2018, the closing price of our Class A common stock was $15.17. The price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause our stockholders to lose all or part of their investment. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology stocks generally, or those in our industry;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry;

•	volatility in the price of our Class A common stock due to the limited number of shares of our Class A common stock held by the public;

•	sales of shares of our capital stock by us and/or our directors, executive officers, employees and stockholders;

•	the failure of analysts to maintain coverage of us, changes in financial estimates by analysts who cover us and/or our failure to meet analyst estimates or investor expectations;

•	financial projections that we may provide to the public, any changes to such projections or our failure to meet such projections;

•	announcements of new brands, products or services by us or our competitors;

•	public reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business (or those of our competitors) or the competitive landscape generally;

•	litigation involving us, our industry or both, or regulatory investigations involving our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions by us or our competitors;

•	new laws or regulations or new interpretations of (or changes to) existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth in any of our significant markets.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Securities litigation against us, could result in substantial costs and a diversion of our management's attention and resources. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

We do not expect to pay any cash dividends in the foreseeable future.
We have no current plans to pay cash dividends on our Class A common stock and Class B common stock, and we currently anticipate that our future earnings will be retained to support our operations and finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:

•	our historic and projected financial condition, liquidity and results of operations;

•	our capital levels and needs;

•	tax considerations;

•	any acquisitions that we may consider;

•	statutory and regulatory prohibitions and other limitations;

•	the terms of any credit agreement or other borrowing arrangements that restrict our ability to pay cash dividends, including our term loan agreement;

•	general economic conditions; and

•	other factors deemed relevant by our board of directors.
We are not obligated to pay dividends on our Class A common stock or Class B common stock. Consequently, investors may need to rely on sales on their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
The DGCL and provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a change of control of our company and/or changes in our management, which could cause the price of our Class A common stock to decline.
The DGCL and our amended and restated certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that our stockholders may deem advantageous, including provisions which:

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	provide that certain litigation against our company can only be brought in Delaware; and

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws.
Any provision of the DGCL or our amended and restated certificate of incorporation and bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a related premium for their Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated bylaws provide that a state or federal court within Delaware will be the sole and exclusive forum for certain disputes between us and our stockholders, which could limit the ability of our stockholders to obtain the judicial forum of their choice for disputes with us or our current or former directors, officers or employees.
Our amended and rested bylaws provide that unless we consent in writing to the selection of an alternative forum, a state court within the State of Delaware (or, if no state court located within Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for all of the following actions: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for or based on breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers or other employees pursuant to the Delaware General Corporation Law (the

“DGCL”), our certificate of incorporation or our bylaws, (iv) any action asserting a claim relating to or involving us that is governed by the internal affairs doctrine or (v) any action asserting an “internal corporate claim” (as defined under the DGCL).
The choice of forum provision may limit the ability of our stockholders to bring claims in a judicial forum that they find favorable for disputes with us or our current or former directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find our choice of forum provision to be inapplicable or unenforceable in an action, we could incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Given the multiclass structure of our capital stock, our Class A common stock is currently ineligible for inclusion in certain stock market indices, including the S&P Composite 1500 (and its three component indices) and all indices managed by FTSE Russell. Exclusion from these (and potentially other) stock market indices could reduce the liquidity of and demand for our Class A common stock, which in turn could adversely affect the price of our Class A common stock.
Policies adopted by certain operators of U.S. stock market indices exclude equity securities of companies with multiple classes of outstanding publicly traded equity securities and/or companies with outstanding classes of publicly traded equity securities that have no voting rights (or “low” voting rights, relative to another outstanding class of equity securities) from their stock indices. For example, the S&P Dow Jones Indices exclude companies with multiple share class structures from being added to the S&P Composite 1500 (and its three component indices) and FTSE Russell, which manages multiple stock market indices (including many in the United States), excludes from the indices it manages any company with 5% or less of its voting rights (aggregated across all of its equity securities, including those that are not listed or trading) held by “unrestricted (free-float) shareholders” (as defined by FTSE Russell). Similar policies may be announced or implemented in the future by other operators of stock market indices. Given the multiclass structure of our capital stock and IAC’s control over us, our Class A common stock is not currently eligible for inclusion in the S&P Composite 1500 (and its three component indices) and any indices managed by FTSE Russell. Exclusion from these stock market indices (and any others in the future) could reduce the liquidity of and demand for our Class A common stock, which in turn could adversely affect the price of our Class A common stock.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
We believe that the facilities for our management and operations are generally adequate for our current and near-term future needs. Our facilities, most of which are leased in the United States and abroad, consist of executive and administrative offices, sales offices and data centers. We do not anticipate any future problems renewing or obtaining suitable leases for us or any of our businesses. We currently lease approximately 127,000 square feet for our corporate headquarters in Golden, Colorado, which also houses offices for our Marketplace business.
Item 3.    Legal Proceedings
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
Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters which we are defending, including the one described below, involves or is likely to involve amounts of that magnitude. The litigation matter described below involves issues or claims that may be of particular interest to our stockholders, regardless of whether this matter may be material to our financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.
Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended, alleges that our HomeAdvisor business engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads or failing to disclose certain charges. The complaint seeks certification of a nationwide class consisting of all HomeAdvisor service professionals since October 2012, asserts claims of fraud, breach of implied contract, unjust enrichment and violation of the Colorado Consumer Protection Act ("CCPA") and the federal RICO statute and seeks injunctive relief and damages in an unspecified amount. In December 2016, HomeAdvisor filed a motion to dismiss the RICO and CCPA claims. In September 2017, the court issued an order granting the motion and dismissing those claims. In October 2017, HomeAdvisor filed an answer denying the material allegations of the remaining claims in the complaint. Discovery is under way and the issue of class certification remains to be litigated. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity and Related Stockholder Matters

Our Class A common stock is quoted on The Nasdaq Global Select Market ("NASDAQ") under the ticker symbol "ANGI." Our Class A common stock commenced trading on NASDAQ on October 2, 2017. Prior to October 2, 2017, there was no established trading market for our Class A common stock and there is no established public trading market for our Class B common stock. For the period from October 2, 2017 to December 31, 2017, the high and low sales prices per share for our Class A common stock as reported on NASDAQ were $13.74 and $10.24, respectively. On March 13, 2018, the closing price of our Class A common stock on NASDAQ was $15.17.

As of February 2, 2018, there were 4 holders of record of our Class A common stock. Because the substantial majority of the outstanding shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 2, 2018, there was one holder of record and beneficial shareholder of our Class B common stock.

Dividend Policy

We have no current plans to pay dividends on our Class A common stock or Class B common stock and, we currently anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including our financial condition, earnings, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, general economic conditions and other factors deemed relevant by our board of directors.

Unregistered Sales of Equity Securities

The Employee Matters Agreement dated as of September 29, 2017, by and between us and IAC (the “Employee Matters Agreement”), provides, among other things, that we will reimburse IAC for the cost of any IAC equity awards held by our current and former employees and that IAC may elect to receive payment either in cash or shares of our Class B common stock.

Pursuant to the Employee Matters Agreement, 432,682 shares of Class B common stock were issued to IAC on December 31, 2017 as reimbursement for shares of IAC common stock issued in connection with the exercise of IAC stock options held by our employees. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) of such act.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Class A common stock during the quarter ended December 31, 2017.

Item 6.    Selected Financial Data
The consolidated and combined statement of operations data set forth in the table below for the years ended December 31, 2017, 2016, 2015 and 2014 and the consolidated and combined balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated and combined financial statements. The combined statement of operations data for the year ended December 31, 2013 and the combined balance sheet data as of December 31, 2014 and 2013 have been derived from the consolidated financial statements and accounting records of IAC/ InterActiveCorp. This selected financial data should be read in conjunction with the consolidated and combined financial statements and accompanying notes included herein.

	Years Ended December 31,
	2017	2016	2015	2014	2013
					(unaudited)
	(In thousands, except per share data)
Statement of Operations Data:(a)
Revenue	$736,386	$498,890	$361,201	$283,541	$239,471
Net (loss) earnings	(104,527)	10,631	(3,996)	(2,220)	(8,663)
Net loss attributable to noncontrolling interests	1,409	2,497	2,671	457	200
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	(103,118)	13,128	(1,325)	(1,763)	(8,463)
Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic (loss) earnings per share	$(0.24)	$0.03	$(0.00)	$(0.00)	$(0.02)
Diluted (loss) earnings per share	$(0.24)	$0.03	$(0.00)	$(0.00)	$(0.02)

	December 31,
	2017	2016	2015	2014	2013
				(unaudited)	(unaudited)
	(In thousands)
Balance Sheet Data:
Total assets	$1,467,262	$295,517	$203,576	$200,630	$190,631
Long-term debt:
Current portion of long-term debt	13,750	—	—	—	—
Long-term debt, net	258,312	—	—	—	—
Long-term debt—related party, including current portion	2,813	49,838	16,350	16,350	16,350
________________________________________________________________

(a)	We recognized items that affected the comparability of results for the years 2017, 2016 and 2015, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management Overview
ANGI Homeservices Inc. ("ANGI Homeservices," the "Company," "we," "our," or "us") is the world's largest digital marketplace for home services, connecting millions of homeowners across the globe with home service professionals. ANGI Homeservices operates leading brands in eight countries, including HomeAdvisor® and Angie's List® (United States), HomeStars (Canada), Travaux.com (France), MyHammer (Germany and Austria), MyBuilder (UK), Werkspot (Netherlands) and Instapro (Italy).
The Company owns and operates the HomeAdvisor digital marketplace in the United States (the “Marketplace”), which connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. The Marketplace provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments with those professionals online or connect with them by telephone. Effective September 29, 2017, the Company also owns and operates Angie’s List, which connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories and provides consumers with valuable tools, services and content, including more than ten million verified reviews of local service professionals, to help them research, shop and hire for local services. We also own and operate mHelpDesk, CraftJack and Felix.
As of December 31, 2017, the Company had a network of approximately 181,000 Marketplace Paying Service Professionals providing services in more than 500 categories and 400 discrete markets in the United States, ranging from simple home repairs to larger home remodeling projects. The Company generated approximately 18.1 million Marketplace Service Requests from consumers during the year ended December 31, 2017. As of December 31, 2017, the Company also had approximately 45,000 Angie's List Advertising Service Professionals. See "Operating Metrics" section below.
The Company has two operating segments: (i) North America, which primarily includes HomeAdvisor's operations in the United States, Angie's List, mHelpDesk and HomeStars, and (ii) Europe, which includes Travaux.com, MyHammer, MyBuilder, Werkspot and Instapro.
The Company markets its services to consumers through search engine marketing, television advertising and affiliate agreements with third parties. Pursuant to these affiliate agreements, third parties agree to advertise and promote Marketplace products and services and those of Marketplace service professionals on their platforms. In exchange for these efforts, the Company generally pays these third parties a fixed fee when visitors from their platforms click through to one of our platforms and submit a valid service request through the Marketplace, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to the Marketplace. The Company also markets its services to consumers through email, digital display advertisements, partnerships with other contextually related websites and, to a lesser extent, through relationships with certain retailers, direct mail and radio advertising. The Company markets subscription packages and time-based advertising to service professionals primarily through its sales force, as well as through search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. We have made, and expect to continue to make, substantial investments in digital and traditional advertising (with continued expansion into new and existing digital platforms) to consumers and service professionals to promote our products and services and to drive traffic to our various platforms and service professionals.
Combination and Acquisitions
On September 29, 2017, IAC's HomeAdvisor business and Angie's List Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At December 31, 2017, IAC owned 86.9% and 98.5% of the economic and voting interest, respectively, of ANGI Homeservices. See "Note 4—Business Combinations" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data" for additional information related to the Combination. During the year ended December 31, 2017, the Company incurred $44.1 million in costs related to this transaction (including severance, retention, transaction and integration related costs) as well as deferred revenue write-offs of $7.8 million. The Company expects the remaining aggregate amount of transaction-related expenses, including deferred revenue write-offs, during 2018 to be in the range of $10 million to $20 million. The Company also incurred $122.1 million in stock-based compensation expense during 2017 related to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination. Stock-

based compensation expense arising from the Combination is expected to be approximately $70 million in 2018. On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility.
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
Operating Metrics
In connection with the management of our businesses we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our business are set forth below:

•
Marketplace (formerly Domestic) Revenue includes revenue from the HomeAdvisor domestic marketplace service, including consumer connection revenue for consumer matches and membership subscription revenue from service professionals. It excludes other operating subsidiaries within the North America segment.

•
Advertising & Other Revenue includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk, HomeStars and Felix.

•	Marketplace (formerly Domestic) Service Requests are fully completed and submitted domestic customer service requests on HomeAdvisor.

•
Marketplace (formerly Domestic) Paying Service Professionals (or “Marketplace Paying SPs”) are the number of HomeAdvisor domestic service professionals that had an active membership and/or paid for consumer matches in the last month of the period.

•	Angie's List Advertising Service Professionals are the total number of Angie’s List service professionals under contract for advertising at the end of the period.
Components of Results of Operations
Revenue
Marketplace Revenue is primarily derived from (i) consumer connection revenue, which includes fees paid by service professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), and (ii) membership subscription fees paid by service professionals. Consumer connection revenue varies based upon several factors, including the service requested, type of match (such as Instant Booking, Instant Connect, Same Day Service or Next Day Service) and geographic location of service. The Company’s consumer connection revenue is generated and recognized when an in-network service professional is delivered a consumer match. Membership subscription revenue is generated through subscription sales to service professionals and is deferred and recognized over the term of the applicable membership. Membership agreements can be one month, three months, or one year.
Effective with the Combination, revenue is also derived from Angie's List (i) sales of time-based advertising to service professionals and (ii) membership subscription fees from consumers. Angie's List Advertising Service Professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. These contracts include an early termination penalty. Angie's List revenue from the sale of website, mobile and call center advertising is recognized ratably over the period during which the advertisements run. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is published and distributed. Angie's List prepaid consumer membership subscription fees are recognized as revenue ratably over the term of the associated subscription, which is typically one year.
Deferred revenue is $64.1 million and $18.8 million at December 31, 2017 and 2016, respectively. The balance at December 31, 2017 includes Angie's List deferred revenue of $37.7 million.

Cost of revenue
Cost of revenue consists primarily of traffic acquisition costs, credit card processing fees and hosting fees. Traffic acquisition costs include amounts based on revenue share arrangements.
Selling and marketing expense
Selling and marketing expense consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to our brands, and compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing and sales support.
General and administrative expense
General and administrative expense consists primarily of compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, fees for professional services, bad debt expense, facilities costs and software license and maintenance costs.
Product development expense
Product development expense consists primarily of compensation (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA.

Results of operations for the Years Ended December 31, 2017, 2016 and 2015
Revenue

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Amounts in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$521,481	$139,015	36%	$382,466	$113,157	42%	$269,309
Membership subscription revenue	56,135	12,562	29%	43,573	19,409	80%	24,164
Other revenue	3,798	971	34%	2,827	(596)	(17)%	3,423
Total Marketplace Revenue	581,414	152,548	36%	428,866	131,970	44%	296,896
Advertising & Other Revenue	97,483	64,502	196%	32,981	10	—%	32,971
North America	678,897	217,050	47%	461,847	131,980	40%	329,867
Europe	57,489	20,446	55%	37,043	5,709	18%	31,334
Total Revenue	$736,386	$237,496	48%	$498,890	$137,689	38%	$361,201

Percentage of Total Revenue:
North America	92%			93%			91%
Europe	8%			7%			9%
Total Revenue	100%			100%			100%

Operating metrics:
Marketplace Service Requests	18,129	4,921	37%	13,208	3,377	34%	9,831
Marketplace Paying SPs	181	38	26%	143	42	41%	102
Angie's List Advertising Service Professionals	45	NA	NA	—	NA	NA	—
________________________
NA = Not applicable
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America revenue increased $217.1 million, or 47%, due to increases of $152.5 million, or 36%, in Marketplace Revenue and $64.5 million, or 196%, in Advertising & Other Revenue. The increase in Marketplace Revenue is due to an increase of $139.0 million, or 36%, in consumer connection revenue, which was driven by a 37% increase in Marketplace Service Requests to 18.1 million and an increase of $12.6 million, or 29%, in membership subscription revenue due to a 26% increase in Marketplace Paying SPs to 181,000. Advertising & Other Revenue in 2017 includes $58.9 million from Angie's List since the date of the Combination, which reflects a reduction in revenue of $7.8 million due to the write-off of deferred revenue related to the Combination.
Europe revenue grew $20.4 million, or 55%, driven by the acquisitions of controlling interests in MyHammer on November 3, 2016 and MyBuilder on March 24, 2017, as well as organic growth across other regions.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
North America revenue increased $132.0 million, or 40%, due to an increase of $132.0 million, or 44%, in Marketplace Revenue. The increase in Marketplace Revenue is due to an increase of $113.2 million, or 42%, in consumer connection revenue, which was driven by a 34% increase in Marketplace Service Requests to 13.2 million and an increase of $19.4 million, or 80%, in membership subscription revenue due to a 41% increase in Marketplace Paying SPs to 143,000.

Europe revenue grew $5.7 million, or 18%, driven by an increase of $4.8 million, or 21%, in consumer connection revenue due primarily to organic growth across all regions, as well as the acquisition of a controlling interest in MyHammer.
Cost of revenue (exclusive of depreciation)

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue	$34,073	$8,215	32%	$25,858	$2,922	13%	$22,936
Percentage of revenue	5%			5%			6%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America cost of revenue increased $7.2 million, or 28%, driven by increases of $4.2 million in credit card processing fees, due to higher Marketplace Revenue and, $1.4 million from the inclusion of Angie's List, and $2.1 million in hosting fees, of which $1.3 million was from the inclusion of Angie's List, partially offset by a reduction in traffic acquisition costs of $0.4 million.
Europe cost of revenue increased $1.0 million, or 383%, driven by an increase of $0.9 million in hosting fees.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
North America cost of revenue increased $2.8 million, or 12%, driven by increases of $1.9 million in credit card processing fees due to higher revenue and $0.6 million in traffic acquisition costs.
Selling and marketing expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$464,040	$157,327	51%	$306,713	$80,837	36%	$225,876
Percentage of revenue	63%			61%			63%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America selling and marketing expense increased $142.8 million, or 50%, driven by an increase in online and offline marketing of $73.3 million, of which $5.3 million was from the inclusion of Angie's List, an increase of $62.4 million in compensation expense, of which $24.4 million was from the inclusion of Angie's List, as well as $2.5 million of expense from the acquisition of HomeStars. The increase in marketing is due primarily to increased organic investment including television spend. Compensation expense increased due primarily to an increase of $24.9 million in stock-based compensation expense, of which $9.8 million was from the inclusion of Angie's List, an increase in the sales force and the inclusion of $7.4 million in severance and retention costs related to the Combination. The increase in stock-based compensation expense was due primarily to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination.
Europe selling and marketing expense increased $14.5 million, or 65%, driven by organic growth of $4.9 million in online and offline marketing and $2.5 million in compensation expense due, in part, to an increase in the sales force, as well as $7.0 million of expense from the acquisitions of MyHammer and MyBuilder.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
North America selling and marketing expense increased $76.2 million, or 37%, due primarily to an increase in online and offline marketing of $48.5 million and an increase of $25.9 million in compensation expense due primarily to an increase in the sales force.

Europe selling and marketing expense increased $4.6 million, or 26%, due primarily to an increase in online marketing of $2.5 million and an increase of $2.0 million in compensation expense due primarily to an increase in the sales force.
General and administrative expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$300,433	$190,340	173%	$110,093	$23,406	27%	$86,687
Percentage of revenue	41%			22%			24%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America general and administrative expense increased $181.8 million, or 200%, due primarily to higher compensation expense of $129.4 million, of which $38.4 million was from the inclusion of Angie's List, and $24.3 million in costs related to the Combination including transaction related costs of $14.3 million and integration related costs of $10.0 million. The increase in compensation expense is due principally to an increase of $100.7 million in stock-based compensation expense, of which $18.0 million was from the inclusion of Angie's List, an increase in headcount from business growth and the inclusion of $11.8 million in severance and retention costs in 2017 related to the Combination. The increase in stock-based compensation expense was due principally to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination as well as a modification charge related to a HomeAdvisor equity award in 2017. North America general and administrative expense also includes increases of $9.3 million in bad debt expense due to higher Marketplace Revenue, $3.9 million in outsourced customer service expense and $3.1 million in software license and maintenance costs, as well as $2.5 million of expense from the acquisition of HomeStars.
Europe general and administrative expense increased $8.5 million, or 45%, due primarily to $7.3 million of expense from the acquisitions of MyHammer and MyBuilder and an increase of $1.3 million in compensation expense due, in part, to increased headcount.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
North America general and administrative expense increased $17.2 million, or 23%, due primarily to higher compensation expense of $8.2 million due, in part, to increased headcount, and increases of $4.7 million in bad debt expense due to higher revenue and $1.3 million in software license and maintenance costs.
Europe general and administrative expense increased $6.2 million, or 48%, due primarily to higher compensation expense of $2.6 million due, in part, to increased headcount including from the acquisition of MyHammer, as well as an increase of $2.1 million in transaction-related costs in 2016.
Product development expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$47,907	$27,311	133%	$20,596	$3,754	22%	$16,842
Percentage of revenue	7%			4%			5%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America product development expense increased $25.6 million, or 142%, due primarily to an increase in compensation expense of $23.2 million, of which $6.8 million was from the inclusion of Angie's List, and $1.0 million of expense from the acquisition of HomeStars. The increase in compensation expense is due principally to an increase of $14.5 million in stock-based compensation expense due to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards in connection with the Combination and increased headcount.

Europe product development expense increased $1.7 million, or 66%, due to an increase of $1.9 million in compensation expense from the acquisitions of MyHammer and MyBuilder.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
North America product development expense increased $4.2 million, or 31%, driven by an increase of $3.0 million in compensation and other employee-related costs due primarily to increased headcount.
Europe product development expense decreased $0.5 million, or 15%, driven by a decrease of $0.4 million in compensation expense resulting from a higher number of capitalized projects in 2016 versus 2015.
Depreciation

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$14,543	$6,124	73%	$8,419	$1,826	28%	$6,593
Percentage of revenue	2%			2%			2%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America depreciation increased $5.2 million, or 66%, and Europe depreciation increased $0.9 million, or 207%, due primarily to increased depreciation related to continued corporate growth, including acquisitions.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
North America depreciation increased $2.2 million, or 39%, due primarily to increased depreciation associated with capital expenditures related to a new sales center and an increase in internally developed software.
Europe depreciation decreased $0.4 million, or 49%, due primarily to certain fixed assets becoming fully depreciated.
Operating (loss) income

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Operating (loss) income	$(147,871)	$(171,929)	NM	$24,058	$25,626	NM	$(1,568)
Percentage of revenue	(20)%			5%			—%
________________________
NM = Not meaningful
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America operating income decreased $160.9 million to an operating loss of $128.5 million in 2017 versus operating income of $32.5 million in 2016, despite an increase of $0.1 million in Adjusted EBITDA described below, primarily due to an increase of $140.4 million in stock-based compensation expense, an increase of $15.3 million in amortization of intangibles and an increase of $5.2 million in depreciation. The increase in stock-based compensation expense was due primarily to modification and acceleration charges of $122.1 million related to the Combination. The increase in amortization of intangibles was due principally to the Combination.
Europe operating loss increased $11.0 million, or 131%, primarily due to an increase in Adjusted EBITDA loss of $5.5 million described below, an increase of $4.8 million in amortization of intangibles and an increase of $0.9 million in depreciation, partially offset by a decrease in stock-based compensation expense of $0.1 million.
At December 31, 2017, there was $188.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.

For the year ended December 31, 2016 compared to the year ended December 31, 2015
North America operating income increased $30.2 million, or 1305%, due primarily to the increase of $31.9 million in Adjusted EBITDA described below, and a decrease of $0.8 million in amortization of intangibles, partially offset by increases of $2.2 million in depreciation and $0.4 million in stock-based compensation expense.
Europe operating loss increased $4.5 million, or 117%, due primarily to the increase in Adjusted EBITDA loss of $4.1 million described below, as well as increases of $0.7 million in stock-based compensation expense and $0.2 million in amortization of intangibles, partially offset by a decrease of $0.4 million in depreciation.
Adjusted EBITDA

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Adjusted EBITDA	$39,163	$(5,383)	(12)%	$44,546	$27,833	167%	$16,713
Percentage of revenue	5%			9%			5%
For a reconciliation of operating (loss) income for the Company's reportable segments and net (loss) earnings attributable to ANGI Homeservices Inc.'s shareholders to Adjusted EBITDA, see "Note 12—Segment Information" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America Adjusted EBITDA increased $0.1 million, despite the significant increase of $217.1 million in revenue, due primarily to increased investment in online and offline marketing of $73.3 million, higher compensation expense due, in part, to increased headcount, the inclusion in 2017 of $44.1 million in costs related to the Combination (including severance, retention, transaction and integration related costs) and increases of $9.3 million in bad debt expense due to higher revenue, $3.9 million in outsourced customer service expense and $3.1 million in software license and maintenance costs. Adjusted EBITDA in 2017 was further impacted by write-offs of deferred revenue related to the Combination of $7.8 million and the acquisition of HomeStars of $0.7 million.
Europe Adjusted EBITDA loss increased $5.5 million, or 99%, driven primarily by our European expansion strategy including increased investment in online and offline marketing of $10.7 million and higher compensation expense of $10.5 million both due primarily to the acquisitions of MyHammer and MyBuilder. The increase in compensation expense was also due to increased organic headcount.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
North America Adjusted EBITDA grew $31.9 million, or 175%, due primarily to an increase of $132.0 million in revenue, partially offset by increased investment in online and offline marketing of $48.5 million. Adjusted EBITDA was further impacted by higher compensation expense due, in part, to increased headcount and an increase in bad debt expense due to higher revenue.
Europe Adjusted EBITDA loss increased $4.1 million, or 277%, despite an increase of $5.7 million in revenue, due primarily to increased investment in online marketing of $2.5 million, transaction-related costs of $2.1 million and higher compensation expense due primarily to increased headcount. Adjusted EBITDA was further impacted by a $0.5 million write-off of deferred revenue related to the acquisition of MyHammer.

Interest expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense—third party	$(1,765)	$(1,765)	NA	$—	$—	NA	$—
Interest expense—related party	(5,971)	(5,077)	568%	(894)	(622)	229%	(272)
Interest expense—third party relates to interest on the $275 million Term Loan, which commenced on November 1, 2017.
Interest expense—related party includes interest charged by IAC and its subsidiaries on related party notes, which are primarily related to acquisitions. For a detailed description of long-term debt—related party, see "Note 15—Related Party Transactions" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."
Other income (expense), net

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other income (expense), net	$1,974	$2,673	NM	$(699)	$(301)	76%	$(398)
Other income, net in 2017 includes net foreign currency exchange gains of $0.9 million, related party interest income of $0.7 million and third party interest income of $0.5 million.
Other expense, net in 2016 and 2015 principally includes net foreign currency exchange losses.
Income tax benefit (provision)

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax benefit (provision)	$49,106	$60,940	NM	$(11,834)	$(10,076)	573%	$(1,758)
Effective income tax rate	32%			53%			NM
In the fourth quarter of 2017, the Company recorded a tax provision of $33.0 million due to effects of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act required a remeasurement of the Company’s net deferred tax asset position due to the reduction in the corporate tax rate from 35% to 21% under the Tax Act, resulting in a provision of $33.0 million. The Company was not subject to the one-time transition tax because it has cumulative losses from its international operations. While the Company was able to make a reasonable estimate of the impacts of the Tax Act, certain amounts are provisional as the Company gathers additional data. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels.
In 2017, the effective income tax rate is lower than the statutory rate of 35% due primarily to the effect of the Tax Cuts and Jobs Act, largely offset by adopting the provisions of the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. The Tax Cuts and Jobs Act required a remeasurement of net deferred tax assets from the 35% rate to a 21% rate, resulting in a provision of $33.0 million. Under ASU No. 2016-09, excess tax benefits generated by the settlement or exercise of stock-based awards of $35.8 million for the year December 31, 2017 are recognized as a reduction to the income tax provision rather than as an increase to additional paid-in capital.

In 2016, the effective income tax rate is higher than the statutory rate of 35% due primarily to unbenefited losses in separate jurisdictions and state taxes, partially offset by research credits.
In 2015, the income tax provision is due primarily to an increase in income tax reserves and unbenefited losses in separate jurisdictions, partially offset by research credits.
For further details of income tax matters, see "Note 3—Income Taxes" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."
Net loss attributable to noncontrolling interests
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in our consolidated and combined financial statements.

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$1,409	$(1,088)	(44)%	$2,497	$(174)	(7)%	$2,671
Net loss attributable to noncontrolling interests in 2017 represents the net losses attributable to the noncontrolling interests in mHelpDesk, MyBuilder, HomeStars and MyHammer.
Net loss attributable to noncontrolling interests in 2016 represents the net losses attributable to the noncontrolling interests in mHelpDesk and MyHammer.
Net loss attributable to noncontrolling interests in 2015 represents the net losses attributable to the noncontrolling interests in mHelpDesk.

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
Definition of Non-GAAP Measure
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
For a reconciliation of operating (loss) income by reportable segment and net (loss) earnings attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA for the years ended December 31, 2017, 2016, and 2015 see "Note 12—Segment Information" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."
Non-cash expenses that are excluded from Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions (including the Combination), of stock options, stock appreciation rights, restricted stock units, or RSUs, and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs are included only to the extent the applicable performance condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). Upon the exercise of stock options, the awards are gross settled or net settled at the election of the award holder, and the exercise of stock appreciation rights and vesting of RSUs and performance-based RSUs, the awards are settled on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions (including the Combination). At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as contractor and service professional relationships, technology, memberships, customer lists and user base, and trade names are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

Financial Position, Liquidity and Capital Resources
Financial position

	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents:
United States(a)	$214,803	$4
All other countries(b)(c)	6,718	36,373
Total cash and cash equivalents	$221,521	$36,377

Long-term debt—third party
Term Loan due November 1, 2022	$275,000	$—
Less: current portion of Term Loan	13,750	—
Less: unamortized debt issuance costs	2,938	—
Total long-term debt—third party, net	$258,312	$—

Long-term debt—related party
Promissory note due October 14, 2023	$—	$42,000
Promissory note due August 29, 2018	—	5,000
Other	2,813	2,838
Total long-term debt—related party	2,813	49,838
Less: current portion of long-term debt—related party	816	2,838
Total long-term debt—related party, net	$1,997	$47,000
_________________________________________________________________________

(a)
Domestically, cash equivalents consist of AAA rated government money market funds, certificates of deposit and treasury discount notes. Prior to the Combination, domestically, the Company participated in IAC’s centrally managed U.S. treasury management function in which IAC swept domestic cash of HomeAdvisor (US).

(b)	Internationally, there are no cash equivalents at December 31, 2017. At December 31, 2016, cash equivalents consist of AAA rated government money market funds.

(c)	If needed for our U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without any significant tax consequences.
For a detailed description of long-term debt—third party, see "Note 7—Long-term Debt" and for a detailed description of long-term debt—related party, see "Note 15—Related Party Transactions" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."
Cash flow information
In summary, the Company's cash flows are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$41,823	$47,896	$17,885
Investing activities	(93,177)	(32,309)	(10,170)
Financing activities	235,337	18,426	(9,516)

Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, amortization of intangibles, bad debt expense, depreciation and deferred income taxes.
2017
Adjustments to earnings consist primarily of $149.2 million of stock-based compensation expense, $27.5 million of bad debt expense, $23.3 million of amortization of intangibles and $14.5 million of depreciation, partially offset by $48.4 million of deferred income taxes. The deferred income tax benefit primarily relates to the modification charge for the conversion and acceleration of stock-based awards and the net operating loss created by the exercise of HomeAdvisor stock-based awards and the one-time charges related to the Combination. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $33.2 million, partially offset by an increase in deferred revenue of $11.0 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in deferred revenue is due to growth in subscription sales and time-based advertising to service professionals.
Net cash used in investing activities includes $66.3 million of cash used for the acquisitions of MyBuilder, Angie's List, and HomeStars, and capital expenditures of $26.8 million, primarily related to investments in the development of capitalized software to support our products and services and computer hardware. The cash used for the acquisition of Angie's List includes $61.5 million that the Company loaned to Angie's List to fund the repayment of Angie's List debt outstanding immediately prior to the Combination.
Net cash provided by financing activities includes proceeds from borrowings under the Term Loan of $275.0 million, proceeds from borrowings of related party debt of $131.4 million, including $61.5 million in borrowings from IAC used by the Company to fund the repayment of Angie's List debt immediately prior to the Combination, cash transfers of $24.2 million from IAC pursuant to IAC's centrally managed U.S. treasury management function and funds returned from escrow for the MyHammer tender offer of $10.6 million, partially offset by principal payments on related party debt of $181.6 million, the purchase of noncontrolling interests of $12.8 million and $10.1 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled. The principal payments on related party debt include repayment of $61.5 million in borrowings from IAC used by the Company to fund the repayment of Angie's List debt immediately prior to the Combination.
2016
Adjustments to earnings consist primarily of $17.4 million of bad debt expense, $8.9 million of stock-based compensation expense, $8.4 million of depreciation and $3.2 million of amortization of intangibles, partially offset by $3.7 million of deferred income taxes. The deferred income tax benefit primarily relates to stock-based compensation expense. The increase from changes in working capital consists primarily of an increase of $14.9 million in accounts payable and other current liabilities, an increase in income taxes payable and receivable of $6.9 million, an increase in deferred revenue of $6.9 million, partially offset by an increase in accounts receivable of $23.9 million and an increase in other current assets of $3.0 million. The increase in accounts payable and other current liabilities is due to the timing of payments and an increase in employee-related accruals. The increase in income taxes payable and receivable is due to current year income tax accruals in excess of current year income tax payments. The increase in deferred revenue is due to growth in subscription sales to service professionals. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in other current assets is due to an increase in prepaid marketing.
Net cash used in investing activities includes $15.6 million of cash used for the MyHammer acquisition and capital expenditures of $16.7 million, primarily related to a new sales center and investments in the development of capitalized software to support our products and services.
Net cash provided by financing activities includes $44.8 million in proceeds from borrowings of related party debt principally used to fund the acquisition of MyHammer, partially offset by the refinancing of an $11.4 million promissory note, $10.5 million of funds held in escrow relating to the MyHammer tender offer for the portion of shares publicly held, and cash transfers of $4.3 million to IAC pursuant to IAC’s centrally managed U.S. treasury management function.
2015
Adjustments to earnings consist primarily of $13.2 million of bad debt expense, $7.9 million of stock-based compensation expense, $6.6 million of depreciation and $3.8 million of amortization of intangibles, partially offset by $3.5 million of deferred income taxes. The deferred income tax benefit primarily relates to stock-based compensation expense. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $16.2 million, partially offset by an increase in deferred revenue of $7.2 million and an increase in income taxes payable and receivable of $2.5 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in deferred revenue is primarily due to the growth in subscription sales to service professionals. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments.
Net cash used in investing activities includes capital expenditures of $10.2 million primarily related to investments in the development of capitalized software to support our products and services.
Net cash used in financing activities includes cash transfers of $9.5 million to IAC pursuant to IAC’s centrally managed U.S. treasury management function.
Liquidity and capital resources
In periods prior to the Combination, we received funding from IAC, including loans from certain IAC foreign subsidiaries, the proceeds of which were primarily used to fund acquisitions.
All outstanding long-term debt—related party amounts due between certain IAC subsidiaries and the HomeAdvisor business were settled prior to the completion of the Combination, with the exception of a promissory note payable to a foreign subsidiary of IAC, which is not part of the HomeAdvisor business, in the amount of €2.4 million ($2.8 million at December 31, 2017).
On September 29, 2017, the Company and IAC entered into two intercompany notes (collectively referred to as "Intercompany Notes") as follows: (i) a Payoff Intercompany Note, which provided the funds necessary to repay the outstanding balance under Angie's List's existing credit agreement, totaling $61.5 million; and (ii) a Working Capital Intercompany Note, which provided the Company with $15 million for working capital purposes.
On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility ("Term Loan"). The Term Loan is guaranteed by the Company's wholly-owned material domestic subsidiaries and is secured by substantially all assets of the Company and the guarantors, subject to certain exceptions. The Term Loan currently bears interest at LIBOR plus 2.00%, or 3.38% at December 31, 2017, which is subject to change based on ANGI Homeservices' consolidated net leverage ratio. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required. A portion of the proceeds from the Term Loan were used to repay in full the Intercompany Notes on November 1, 2017 and the remaining proceeds will be used for general corporate purposes.
In connection with the Combination, previously issued stock appreciation rights that related to common stock of HomeAdvisor (US) were converted into stock appreciation rights that are settleable in Class A shares of ANGI Homeservices. IAC may require those awards to be settled in either shares of IAC common stock or in Class A shares of the Company's common stock and, to the extent shares of IAC common stock are issued in settlement, the Company will reimburse IAC for the cost of those shares by issuing to IAC additional Class A shares of the Company's common stock. Assuming all vested and unvested stock appreciation rights outstanding on December 31, 2017, which can only be exercised on a net basis, were exercised on that date, 16.4 million Class A shares of the Company's common stock would have been issued either (i) to IAC as reimbursement if the awards were settled in IAC shares or (ii) directly to award holders if IAC did not exercise its right to settle these awards in IAC shares. In either case, the Company would have remitted $171.3 million in cash in withholding taxes (assuming a 50% withholding rate) on behalf of the employees.
The Company believes its existing cash, cash equivalents and expected positive cash flows generated from operations will be sufficient to fund our normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the foreseeable future. The Company's 2018 capital expenditures are expected to be higher than 2017 by approximately 70%, driven, in part, by investments in the development of capitalized software to support our products and services and our new corporate headquarters. The Company's liquidity could be negatively affected by a decrease in demand for our products and services. We expect the Tax Act to favorably impact our future liquidity, primarily a result of a reduction in the corporate tax rate from 35% to 21%, which will lower our effective tax rate and annual tax liability.
The Company’s indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing business opportunities, in the event a default has occurred or, in certain circumstances, if our leverage ratio (as defined in the Term Loan) exceeds 4.25 to 1.0.
At December 31, 2017, IAC holds Class B shares of ANGI Homeservices which represents 86.9% of the economic interest and 98.5% of the voting interest of ANGI Homeservices. As a result, IAC has the ability to control ANGI Homeservices’ financing activities, including the issuance of additional debt and equity securities by ANGI Homeservices or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI Homeservices is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI Homeservices’ capital stock and its representation on the ANGI Homeservices board of directors. Additional financing may not be available on terms favorable to us or at all.

Contractual Obligations

	Payments due by period
Contractual Obligations(a)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Long-term debt—third party(b)	$24,455	$46,194	$249,262	$—	$319,911
Long-term debt—related party(c)	816	2,466	—	—	3,282
Operating leases(d)	11,090	24,587	17,884	32,820	86,381
Purchase obligations(e)	831	650	—	—	1,481
Total contractual obligations	$37,192	$73,897	$267,146	$32,820	$411,055
______________________________________________

(a)
The Company has excluded $1.5 million in unrecognized tax benefits from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

(b)
Long-term debt—third party consists of contractual amounts due including interest on a variable rate instrument. Long-term debt—third party at December 31, 2017 consists of a $275 million Term Loan, bearing interest at LIBOR plus 2.00%, or 3.38%, at December 31, 2017. The Term Loan interest rate is subject to change based on the Company's consolidated net leverage ratio. The amount of interest ultimately paid on the variable rate debt may differ based on changes in interest rates. For additional information on long-term debt—third party, see "Note 7—Long-term Debt" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

(c)
Long-term debt—related party consists of intercompany notes of €2.4 million ($2.8 million at December 31, 2017) issued to a foreign subsidiary of IAC, which bears interest at a fixed rate. See "Note 15—Related Party Transactions" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data" for additional information on Long-term debt—related party.

(d)
We lease office space, data center facilities and equipment used in connection with our operations under various operating leases, the majority of which contain escalation clauses. In March 2017, we entered into a new 10.5-year lease for our call center in New York and a new 10.5-year lease for our corporate headquarters in Denver, Colorado.

(e)	Purchase obligations primarily consist of software licenses.
Off-Balance Sheet Arrangements
Other than the items described above, we have no significant off-balance sheet arrangements.

Critical Accounting Policies and Estimates
The following disclosure is provided to supplement the descriptions of ANGI Homeservices' accounting policies contained in “Note 2—Summary of Significant Accounting Policies” to the consolidated and combined financial statements included "Item 8. Consolidated and Combined Financial Statements and Supplementary Data" in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated and combined financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated and combined financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Allowance for doubtful accounts and revenue reserves
The Company makes judgments as to its ability to collect outstanding receivables and provides allowances when it has determined that all or a portion of the receivable will not be collected. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history and the specific customer’s ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments. The amounts of these reserves are based, in part, on historical experience. The carrying value of the allowance for doubtful accounts and revenue reserves is $9.3 million and $9.2 million at December 31, 2017 and 2016, respectively. Bad debt expense was $27.5 million, $17.4 million and $13.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Business combinations
Acquisitions are an important part of the Company’s growth strategy. The Company invested $819.0 million (including the value of ANGI Homeservices Class A common stock issued in connection with the Combination) and $19.7 million in acquisitions for the years ended December 31, 2017 and 2016, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
Recoverability of goodwill and indefinite-lived intangible assets
Goodwill is the Company’s largest asset with a carrying value of $770.2 million and $171.0 million at December 31, 2017 and 2016, respectively. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $153.4 million and $4.9 million at December 31, 2017 and 2016, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. In performing its annual assessment, the Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.
For the Company’s annual goodwill test at October 1, 2017, a qualitative assessment of the North America and Europe reporting units’ goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. In the aggregate, ANGI Homeservices' October 1, 2017 market capitalization of $5.9 billion exceeded its carrying value by more than 450%. The primary factor that the Company considered in its qualitative assessment for its Europe reporting unit was a valuation performed during September 2017, which was prepared primarily in connection with IAC's contribution of HomeAdvisor International into ANGI Homeservices immediately prior to the Combination. The valuation was prepared time proximate to, but not as of, October 1, 2017. The fair value from the September 2017 valuation exceeds the carrying value of the Europe reporting unit by 60%. The primary factors that the Company considered in its qualitative assessment for its North America reporting unit were the strong operating performance of the North America reporting unit and the significant excess of the estimated fair value of the North America reporting unit over its carrying value. The fair value of the North America reporting unit was estimated by subtracting the fair value of the Europe reporting unit, from the September 2017 valuation described above, from the October 1, 2017 market capitalization of the Company; the estimated fair value of the North America reporting unit exceeded its carrying value by approximately 500%.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. In 2017, the Company did not quantitatively assess the Angie's List indefinite-lived intangible assets acquired through the Combination given the proximity of the September 29, 2017 transaction date to the October 1, 2017 annual test date. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty discounted cash flow (“DCF”) valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rate used in the Company’s annual indefinite-lived impairment assessment ranged from 11.5% to 18.5% in 2017 and was 17% in 2016, and the royalty rate used ranged from 1% to 6% in 2017 and was 1% in 2016.
The 2017, 2016 and 2015 annual assessments of goodwill and indefinite-lived intangible assets identified no impairments.
Recoverability and estimated useful lives of long-lived assets
We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of property and equipment and definite-lived intangible assets is $228.4 million and $29.6 million at December 31, 2017 and 2016, respectively.
Income taxes
We account for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. As of December 31, 2017 and 2016, the balance of net deferred tax assets is $45.1 million and $13.0 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2017 and 2016, we have unrecognized tax benefits of $1.5 million and $0.6 million, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
The ultimate amount of deferred income tax assets realized and the amounts paid for deferred income tax liabilities and uncertain tax positions may vary from our estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results.

Stock-based compensation
Stock-based compensation expense reflected in our consolidated and combined statement of operations consists of expense related to the Company's stock appreciation rights, stock options and RSUs, equity instruments denominated in shares of subsidiaries, and IAC denominated stock options and PSUs held by ANGI Homeservices employees.
The Company recorded stock-based compensation expense of $149.2 million, $8.9 million and $7.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in stock-based compensation expense in 2017 is $122.1 million related to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination. The Company estimates the fair value of stock appreciation rights (including those modified in connection with the Combination) and stock options, including equity instruments denominated in shares of subsidiaries, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, the most significant of which include expected term, expected volatility of the underlying shares, risk-free interest rates and the expected dividend yield. In addition, the recognition of stock-based compensation expense is impacted by our estimated forfeiture rates, which are based, in part, on historical forfeiture rates. For stock appreciation rights and stock options, including equity instruments denominated in shares of subsidiaries, the grant date fair value of the award is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is the vesting period of the award. The impact on stock-based compensation expense for the year ended December 31, 2017, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding awards would be an increase of $1.3 million, $3.8 million and $1.8 million, respectively. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying ANGI Homeservices common stock and expensed as stock-based compensation expense over the vesting term.
Prior to the Combination, the majority of stock-based compensation expense related to HomeAdvisor (US) denominated stock appreciation rights and the common stock of certain other entities comprising the HomeAdvisor business. These awards were settleable in shares of IAC common stock having a value equal to the difference between the exercise price and the fair market value of the common stock of the relevant entity of the HomeAdvisor business. Upon completion of the Combination, the stock appreciation rights that related to the common stock of HomeAdvisor (US) were converted into awards that are settleable in Class A shares of our common stock, or in shares of IAC common stock at IAC's election. The equity awards that are denominated in the shares of certain subsidiaries comprising the HomeAdvisor business are also settleable in Class A shares of our common stock, or in shares of IAC common stock at IAC’s election. To the extent shares of IAC common stock are issued in settlement of these awards, the Company will reimburse IAC for the cost of those shares by issuing additional Class A shares of its common stock to IAC. For IAC equity awards held by employees of ANGI Homeservices, the Company will reimburse IAC for the cost of those shares by issuing to IAC, at IAC’s election, either cash or additional Class B shares of its common stock.
Recent Accounting Pronouncements
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The effect of the adoption of ASU No. 2014-09 on the Company is that sales commissions, which represent the incremental direct costs of obtaining a service professional contract, will be capitalized and amortized over the average life of a service professional. These costs were expensed as incurred prior to January 1, 2018. The current estimate of the cumulative effect of the adoption of ASU No. 2014-09 is the establishment of a current and non-current asset for capitalized sales commissions of approximately $30 million and $5 million, respectively, for the unamortized cost of the sales commissions paid to obtain a service professional and a related deferred tax liability of approximately $10 million, resulting in a net increase to retained earnings of $25 million on January 1, 2018. The estimated impact of ASU No. 2014-09 on the Company's consolidated and combined statement of operations, if January 1, 2017 were the date of adoption, would be a reduction in net loss of approximately $8 million.
For a discussion of other recent accounting pronouncements, see “Note 2—Summary of Significant Accounting Policies” to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
At December 31, 2017, the Company's $275 million Term Loan bears interest at LIBOR plus 2.00%. As of December 31, 2017, the rate in effect was 3.38%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the Term Loan would increase or decrease by $2.8 million.
Foreign currency exchange risk
We conduct business in certain foreign markets, principally in the European Union, and, as a result, are exposed to foreign exchange risk for both the Euro and British Pound ("GBP").
For the years ended December 31, 2017, 2016 and 2015, international revenue accounted for 9%, 8% and 9%, respectively, of our consolidated and combined revenue. The Company's primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, translation of the statement of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. During periods of a strengthening U.S. dollar, our net earnings will be reduced when translated into U.S. dollars. The average GBP and Euro versus the U.S. dollar exchange rate was approximately 5% higher and 2% lower, respectively, in 2017 compared to 2016.
Foreign currency exchange gains and losses included in the Company's earnings for the years ended December 31, 2017, 2016 and 2015 are gains and (losses) of $0.9 million, $(1.1) million and $(0.5) million, respectively. Historically, foreign currency exchange gains and losses have not been material to the Company. As a result, historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to foreign exchange rate fluctuations and as a result, such fluctuations could have a significant impact on our future results of operations.

Item 8.    Consolidated and Combined Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ANGI Homeservices Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheet of ANGI Homeservices Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated and combined statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock compensation in 2017 due to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2017.

New York, New York
March 14, 2018

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEET

	December 31,
	2017	2016
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$221,521	$36,377
Accounts receivable, net of allowance of $9,263 and $9,177, respectively	28,085	18,696
Other current assets	12,772	8,739
Total current assets	262,378	63,812
Property and equipment, net of accumulated depreciation and amortization	53,292	23,645
Goodwill	770,226	170,990
Intangible assets, net of accumulated amortization	328,571	10,792
Deferred income taxes	50,723	15,211
Other non-current assets	2,072	11,067
TOTAL ASSETS	$1,467,262	$295,517
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$—
Current portion of long-term debt—related party	816	2,838
Accounts payable	18,933	11,544
Deferred revenue	62,371	18,828
Accrued expenses and other current liabilities	75,171	34,438
Total current liabilities	171,041	67,648
Long-term debt, net	258,312	—
Long-term debt—related party, net	1,997	47,000
Deferred income taxes	5,626	2,228
Other long-term liabilities	5,892	2,247

Redeemable noncontrolling interests	21,300	13,781

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; 62,818 shares issued and outstanding	63	—
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 415,186 shares issued and outstanding	415	—
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,112,400	—
Accumulated deficit	(121,764)	—
Invested capital	—	154,852
Accumulated other comprehensive income (loss)	2,232	(1,721)
Total ANGI Homeservices Inc. shareholders' equity and invested capital, respectively	993,346	153,131
Noncontrolling interests	9,748	9,482
Total shareholders' equity	1,003,094	162,613
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,467,262	$295,517
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenue	$736,386	$498,890	$361,201
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	34,073	25,858	22,936
Selling and marketing expense	464,040	306,713	225,876
General and administrative expense	300,433	110,093	86,687
Product development expense	47,907	20,596	16,842
Depreciation	14,543	8,419	6,593
Amortization of intangibles	23,261	3,153	3,835
Total operating costs and expenses	884,257	474,832	362,769
Operating (loss) income	(147,871)	24,058	(1,568)
Interest expense—third party	(1,765)	—	—
Interest expense—related party	(5,971)	(894)	(272)
Other income (expense), net	1,974	(699)	(398)
(Loss) earnings before income taxes	(153,633)	22,465	(2,238)
Income tax benefit (provision)	49,106	(11,834)	(1,758)
Net (loss) earnings	(104,527)	10,631	(3,996)
Net loss attributable to noncontrolling interests	1,409	2,497	2,671
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(103,118)	$13,128	$(1,325)

Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic (loss) earnings per share	$(0.24)	$0.03	$(0.00)
Diluted (loss) earnings per share	$(0.24)	$0.03	$(0.00)

Stock-based compensation expense by function:
Cost of revenue	$19	$—	$—
Selling and marketing expense	25,763	863	545
General and administrative expense	107,662	6,804	6,137
Product development expense	15,786	1,249	1,171
Total stock-based compensation expense	$149,230	$8,916	$7,853

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net (loss) earnings	$(104,527)	$10,631	$(3,996)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	4,968	(657)	(581)
Total other comprehensive income (loss)	4,968	(657)	(581)
Comprehensive (loss) income	(99,559)	9,974	(4,577)
Components of comprehensive loss attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	1,409	2,497	2,671
Change in foreign currency translation adjustment attributable to noncontrolling interests	(1,015)	—	—
Comprehensive loss attributable to noncontrolling interests	394	2,497	2,671
Comprehensive (loss) income attributable to ANGI Homeservices Inc. shareholders	$(99,165)	$12,471	$(1,906)

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2017, 2016 and 2015

		ANGI Homeservices Inc. Shareholders' Equity and Invested Capital
		Class A Common Stock $0.001 Par Value		Class B Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders' Equity and Invested Capital

											Accumulated Other Comprehensive (Loss) Income			Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit	Invested Capital			Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2014	$6,478	$—	—	$—	—	$—	—	$—	$—	$144,817	$(483)	$144,334	$—	$144,334
Net loss	(2,671)	—	—	—	—	—	—	—	—	(1,325)	—	(1,325)	—	(1,325)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(581)	(581)	—	(581)
Adjustment of redeemable noncontrolling interests to fair value	12,170	—	—	—	—	—	—	—	—	(12,170)	—	(12,170)	—	(12,170)
Net decrease in IAC/InterActiveCorp’s investment in HomeAdvisor	—	—	—	—	—	—	—	—	—	(3,008)	—	(3,008)	—	(3,008)
Other	1,657	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2015	$17,634	$—	—	$—	—	$—	—	$—	$—	$128,314	$(1,064)	$127,250	$—	$127,250
Net (loss) earnings	(2,377)	—	—	—	—	—	—	—	—	13,128	—	13,128	(120)	13,008
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(657)	(657)	—	(657)
Noncontrolling interests created in an acquisition	—	—	—	—	—	—	—	—	—	—	—	—	9,811	9,811
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(209)	(209)
Adjustment of redeemable noncontrolling interests to fair value	(3,110)	—	—	—	—	—	—	—	—	3,110	—	3,110	—	3,110
Net increase in IAC/InterActiveCorp’s investment in HomeAdvisor	—	—	—	—	—	—	—	—	—	10,300	—	10,300	—	10,300
Other	1,634	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2016	$13,781	$—	—	$—	—	$—	—	$—	$—	$154,852	$(1,721)	$153,131	$9,482	$162,613
Net (loss) earnings	(1,391)	—	—	—	—	—	—	—	(121,764)	18,646	—	(103,118)	(18)	(103,136)
Other comprehensive income	758	—	—	—	—	—	—	—	—	—	3,953	3,953	257	4,210
Net increase in IAC/InterActiveCorp’s investment in HomeAdvisor prior to the Combination	—	—	—	—	—	—	—	—	—	46,339	—	46,339	—	46,339
Contribution of IAC/InterActiveCorp's HomeAdvisor business to ANGI Homeservices Inc. and Combination with Angie's List	—	61	61,291	415	414,754	—	—	997,107	—	(218,112)	—	779,471	—	779,471
Stock-based compensation expense	2,017	—	—	—	—	—	—	125,451	—	—	—	125,451	—	125,451
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	1,527	—	—	—	—	(8,492)	—	—	—	(8,490)	—	(8,490)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	432	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interests created in acquisitions	14,758	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of redeemable noncontrolling interests	(11,991)	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(848)	(848)
Adjustment of redeemable noncontrolling interests to fair value	3,332	—	—	—	—	—	—	(1,607)	—	(1,725)	—	(3,332)	—	(3,332)
Other	36	—	—	—	—	—	—	(59)	—	—	—	(59)	875	816
Balance as of December 31, 2017	$21,300	$63	62,818	$415	415,186	$—	—	$1,112,400	$(121,764)	$—	$2,232	$993,346	$9,748	$1,003,094
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(104,527)	$10,631	$(3,996)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Stock-based compensation expense	149,230	8,916	7,853
Amortization of intangibles	23,261	3,153	3,835
Bad debt expense	27,514	17,425	13,234
Depreciation	14,543	8,419	6,593
Deferred income taxes	(48,350)	(3,719)	(3,469)
Other adjustments, net	(911)	1,142	874
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(33,179)	(23,862)	(16,202)
Other current assets	4,523	(2,972)	(1,823)
Accounts payable and other current liabilities	778	14,936	1,339
Income taxes payable and receivable	(2,054)	6,932	2,459
Deferred revenue	10,995	6,895	7,188
Net cash provided by operating activities	41,823	47,896	17,885
Cash flows from investing activities:
Acquisitions, net of cash acquired	(66,340)	(15,649)	—
Capital expenditures	(26,837)	(16,660)	(10,170)
Net cash used in investing activities	(93,177)	(32,309)	(10,170)
Cash flows from financing activities:
Borrowing under term loan	275,000	—	—
Debt issuance costs	(3,013)	—	—
Proceeds from issuance of related party debt	131,360	44,838	—
Principal payments on related party debt	(181,580)	(11,350)	—
Proceeds from the exercise of stock options	1,653	—	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(10,113)	—	—
Funds returned from (held in) escrow for MyHammer tender offer	10,604	(10,548)	—
Transfers from (to) IAC/InterActiveCorp for periods prior to the Combination	24,178	(4,305)	(9,525)
Purchase of noncontrolling interests	(12,789)	(209)	—
Other, net	37	—	9
Net cash provided by (used in) financing activities	235,337	18,426	(9,516)
Total cash provided (used)	183,983	34,013	(1,801)
Effect of exchange rate changes on cash and cash equivalents	1,161	(98)	(322)
Net increase (decrease) in cash and cash equivalents	185,144	33,915	(2,123)
Cash and cash equivalents at beginning of period	36,377	2,462	4,585
Cash and cash equivalents at end of period	$221,521	$36,377	$2,462
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
ANGI Homeservices is the world's largest digital marketplace for home services, connecting millions of homeowners across the globe with home service professionals. ANGI Homeservices operates leading brands in eight countries, including HomeAdvisor® and Angie's List® (United States), HomeStars (Canada), Travaux.com (France), MyHammer (Germany and Austria), MyBuilder (UK), Werkspot (Netherlands) and Instapro (Italy).
ANGI Homeservices owns and operates the HomeAdvisor digital marketplace in the United States (the “Marketplace”), which connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. The Marketplace provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments with those professionals online or connect with them by telephone. Effective September 29, 2017, the Company also owns and operates Angie’s List, which connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories and provides consumers with valuable tools, services and content, including more than ten million verified reviews of local service professionals, to help them research, shop and hire for local services. In addition to its market-leading U.S. operations, ANGI Homeservices owns the leading home services online marketplaces in Canada (HomeStars, acquired on February 8, 2017), Germany and Austria (MyHammer, acquired on November 3, 2016), France (Travaux.com) and the Netherlands (Werkspot), as well as operations in Italy (Instapro) and the United Kingdom (MyBuilder, acquired on March 24, 2017). ANGI Homeservices also owns mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses, and Felix, a pay-per-call advertising service.
As of December 31, 2017, the Company had a network of approximately 181,000 Marketplace Paying Service Professionals providing services in more than 500 categories and 400 discrete markets in the United States, ranging from simple home repairs to larger home remodeling projects. The Company generated approximately 18.1 million Marketplace Service Requests from consumers during the year ended December 31, 2017. As of December 31, 2017, the Company also had approximately 45,000 Angie's List Advertising Service Professionals.
The Company has two operating segments: (i) North America, which primarily includes HomeAdvisor's operations in the United States, Angie's List, mHelpDesk and HomeStars, and (ii) Europe, which includes Travaux.com, MyHammer, MyBuilder, Werkspot and Instapro.
On September 29, 2017, IAC/InterActiveCorp ("IAC") and Angie's List Inc. ("Angie's List") combined IAC's HomeAdvisor business and Angie's List under a new publicly traded company called ANGI Homeservices Inc. The merger agreement provided for the combination with Angie’s List by way of the merger of a direct wholly-owned subsidiary of ANGI Homeservices with and into Angie’s List (the "Combination"), with Angie’s List continuing as the surviving company in the Combination. Prior to the effective time of the Combination, IAC contributed its HomeAdvisor business, along with certain cash, to ANGI Homeservices in exchange for shares of ANGI Homeservices Class B common stock. Following the Combination, Angie’s List and the legal entity that holds the HomeAdvisor business are direct wholly-owned subsidiaries of ANGI Homeservices Inc. At December 31, 2017, IAC owned 86.9% and 98.5% of the economic and voting interest, respectively, of ANGI Homeservices. See "Note 4—Business Combinations" for additional information related to the Combination.
All references to "ANGI Homeservices," the "Company," "we," "our" or "us" in this report are to ANGI Homeservices Inc.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and consolidation
The Company prepares its consolidated and combined financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company's financial statements were prepared on a consolidated basis beginning September 29, 2017 and on a combined basis for periods prior thereto. The difference in presentation is due to the fact that the final steps of the legal reorganization through which IAC contributed the HomeAdvisor business and cash to fund the cash consideration paid in the Combination to ANGI Homeservices Inc. were not completed, as planned, until immediately prior to September 29, 2017. The preparation of the financial statements on a combined basis for periods prior thereto allows for the financial statements to be presented on a consistent basis for all periods presented. The combined financial statements have

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

been prepared on a standalone basis and are derived from the historical consolidated financial statements and accounting records of IAC through September 29, 2017. The combined financial statements reflect the historical financial position, results of operations and cash flows of the businesses comprising the HomeAdvisor business since their respective dates of acquisition by IAC. The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest.
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
All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) ANGI Homeservices and (ii) IAC and its subsidiaries, with the exception of notes payable due to IAC and its subsidiaries, are considered to be effectively settled for cash at the time the transaction is recorded. The notes payable due to IAC and its subsidiaries are included in “Long-term debt—related party” in the accompanying consolidated and combined balance sheet. See "Note 15—Related Party Transactions" for additional information on transactions between ANGI Homeservices and IAC.
In the opinion of management, the assumptions underlying the historical consolidated and combined financial statements, including the basis on which the expenses have been allocated from IAC, are reasonable. However, the allocations may not reflect the expenses that we may have incurred as a standalone public company for the periods presented.
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
Revenue recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, services are rendered to customers, the fee or price charged is fixed or determinable and collectability is reasonably assured. Deferred revenue is recorded when payments are received, or contractually due, in advance of services or advertising to be provided. Deferred revenue is recognized as revenue when the related services or advertising are actually provided.
Marketplace Revenue is primarily derived from (i) consumer connection revenue, which includes fees paid by service professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), and (ii) membership subscription fees paid by service professionals. Consumer connection revenue varies based upon several factors, including the service requested, type of match (such as Instant Booking, Instant Connect, Same Day Service or Next Day Service) and geographic location of service. The Company’s consumer connection revenue is generated and recognized when an in-network service professional is delivered a consumer match. Membership subscription revenue is generated through subscription sales to service professionals and is deferred and recognized over the term of the applicable membership. Membership agreements can be one month, three months, or one year.
Effective with the Combination, revenue is also derived from Angie's List (i) sales of time-based advertising to service professionals and (ii) membership subscription fees from consumers. Angie's List service professionals generally pay for

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. These contracts include an early termination penalty. Angie's List revenue from the sale of website, mobile and call center advertising is recognized ratably over the period during which the advertisements run. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is published and distributed. Angie's List prepaid consumer membership subscription fees are recognized as revenue ratably over the term of the associated subscription, which is typically one year.
Deferred revenue is $64.1 million and $18.8 million at December 31, 2017 and 2016, respectively. The balance at December 31, 2017 includes Angie's List deferred revenue of $37.7 million.
Cash and cash equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents consist of AAA rated government money market funds, certificates of deposit and treasury discount notes. Internationally, there are no cash equivalents at December 31, 2017. At December 31, 2016, internationally, cash equivalents consist of AAA rated government money market funds.
Accounts receivable, net of allowance for doubtful accounts and revenue reserves
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts and revenue reserves. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments. The amounts of these reserves are based, in part, on historical experience.
Property and equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Computer equipment and capitalized software	2 to 3 Years
Furniture and other equipment	5 to 7 Years
Buildings and leasehold improvements	5 to 25 Years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $23.3 million and $14.5 million at December 31, 2017 and 2016, respectively.
Business combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Goodwill and indefinite-lived intangible assets
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. At October 1, 2017, the Company has two reporting units: North America and Europe.
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value an impairment loss equal to the excess is recorded.
For the Company’s annual goodwill test at October 1, 2017, a qualitative assessment of the North America and Europe reporting units’ goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. In the aggregate, ANGI Homeservices' October 1, 2017 market capitalization of $5.9 billion exceeded its carrying value by more than 450%. The primary factor that the Company considered in its qualitative assessment for its Europe reporting unit was a valuation performed during September 2017, which was prepared primarily in connection with IAC's contribution of HomeAdvisor International into ANGI Homeservices immediately prior to the Combination. The valuation was prepared time proximate to, but not as of, October 1, 2017. The fair value from the September 2017 valuation exceeds the carrying value of the Europe reporting unit by 60%. The primary factors that the Company considered in its qualitative assessment for its North America reporting unit were the strong operating performance of the North America reporting unit and the significant excess of the estimated fair value of the North America reporting unit over its carrying value. The fair value of the North America reporting unit was estimated by subtracting the fair value of the Europe reporting unit, from the September 2017 valuation described above, from the October 1, 2017 market capitalization of the Company; the estimated fair value of the North America reporting unit exceeded its carrying value by approximately 500%.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. In 2017, the Company did not quantitatively assess the Angie's List indefinite-lived intangible assets acquired through the Combination given the proximity of the September 29, 2017 transaction date to the October 1, 2017 annual test date. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty discounted cash flow (“DCF”) valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rate used in the Company’s annual indefinite-lived impairment assessment ranged from 11.5% to 18.5% in 2017 and was 17% in 2016, and the royalty rate used ranged from 1% to 6% in 2017 and was 1% in 2016.
The 2017, 2016, and 2015 annual assessments of goodwill and indefinite-lived intangible assets identified no impairments.
Long-lived assets and intangible assets with definite lives
Long-lived assets, which consist of property and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Fair value measurements
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
Advertising costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising and partner-related payments to those who direct traffic to our platforms. Advertising expense is $282.3 million, $196.8 million and $145.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Legal costs
Legal costs are expensed as incurred.
Income taxes
ANGI Homeservices is included within IAC's tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income taxes have been computed for ANGI Homeservices on an as if standalone, separate return basis. The Company’s payments to IAC for its share of IAC’s consolidated federal and state income tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated and combined statement of cash flows.
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax expense.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act imposes a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries beginning in 2018.  The Financial Accounting Standards Board ("FASB") Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred.  The Company intends to elect to recognize the tax on GILTI as a period expense in the period the tax is incurred.
Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to ANGI Homeservices Inc. shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options, stock appreciation rights and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company.
Foreign currency translation and transaction gains and losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are combined using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated and combined statement of operations as a component of other income (expense), net.
Stock-based compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is expensed over the requisite service period. See “Note 11—Stock‑based Compensation” for a discussion of the Company's stock-based compensation plans.
Redeemable noncontrolling interests
Noncontrolling interests in the subsidiaries of the Company are ordinarily reported on the consolidated and combined balance sheet within shareholders’ equity, separately from the Company’s equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders’ equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders’ equity in the accompanying consolidated and combined balance sheet.
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counterparty at various dates. During the year ended December 31, 2017, one of these arrangement was exercised. No put and call arrangements were exercised during 2016 or 2015. Because these put arrangements are exercisable by the counterparty outside the control of the Company, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital or invested capital for periods subsequent to and prior to the Combination, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company recorded adjustments of $3.3 million, $(3.1) million, and $12.2 million, respectively, to increase (decrease) these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Certain risks and concentrations
The Company’s business is subject to certain risks and concentrations including dependence on third party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Company insurance limits.
Recent accounting pronouncements
Accounting pronouncements not yet adopted by the Company
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. ASU No. 2014-09 was subsequently amended during 2015, 2016 and 2017; these amendments provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, narrow-scope improvements and practical expedients.
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
The Company’s evaluation of the impact of the adoption of ASU No. 2014-09 on its consolidated and combined financial statements is substantially complete. The principal remaining work is a confirmation of the calculation of the cumulative effect of ASU No. 2014-09 as of January 1, 2018, which will be completed during the financial close process for the first quarter of 2018. The Company has adopted ASU No. 2014-09 using the modified retrospective approach effective January 1, 2018. Therefore, the cumulative effect of adoption will be reflected as an adjustment to beginning retained earnings in the Form 10-Q for the period ending March 31, 2018. The effect of the adoption of ASU No. 2014-09 on the Company is that sales commissions, which represent the incremental direct costs of obtaining a service professional contract, will be capitalized and amortized over the average life of a service professional. These costs were expensed as incurred prior to January 1, 2018. The current estimate of the cumulative effect of the adoption of ASU No. 2014-09 is the establishment of a current and non-current asset for capitalized sales commissions of approximately $30 million and $5 million, respectively, for the unamortized cost of the sales commissions paid to obtain a service professional and a related deferred tax liability of approximately $10 million, resulting in a net increase to retained earnings of $25 million on January 1, 2018. The estimated impact of ASU No. 2014-09 on the Company's consolidated and combined statement of operations, if January 1, 2017 were the date of adoption, would be a reduction in net loss of approximately $8 million.
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
The Company is not a lessor and has no capitalized leases and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by ASU No. 2016-02. The primary effect of the adoption of ASU No. 2016-02 will be

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

the recognition of a right of use asset and related liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-02.
The adoption of ASU No. 2016-02 will not have an impact on the leverage calculation set forth in the Company's term loan facility because the leverage calculation is not affected by the liability that will be recorded upon adoption of the new standard.
While the Company's evaluation of the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements continues, outlined below is a summary of the status of the Company's progress:

•
the Company has selected a software package to assist in the determination of the right of use asset and related liability as of January 1, 2019 and to provide the required information following the adoption;

•	the Company has prepared summaries of its leases for input into the software package;

•	the Company is assessing the other inputs required in connection with the adoption of ASU No. 2016-02; and,

•	the Company is developing its accounting policy, procedures and controls related to the new standard.
The Company does not expect to have a preliminary estimate of the right of use asset and related liability as of the adoption date until the third quarter of 2018.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable; early adoption is permitted. The Company early adopted the provisions of ASU No. 2016-15 on January 1, 2017 and the adoption of this standard update did not have a material impact on its consolidated and combined financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company adopted the provisions of ASU No. 2016-09 on January 1, 2017. Excess tax benefits or deficiencies related to equity awards to employees upon exercise of stock options, stock appreciation rights and the vesting of restricted stock units after January 1, 2017 are (i) reflected in the consolidated and combined statement of operations as a component of the provision for income taxes, rather than recognized in equity (adopted on a prospective basis), and (ii) reflected as operating, rather than financing, cash flows in our consolidated and combined statement of cash flows (adopted on a retrospective basis). Excess tax benefits for the year ended December 31, 2017 were $35.8 million. Excess tax benefits of $7.7 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively were reclassified in the combined statement of cash flows to conform to the current year presentation. The Company continues to account for forfeitures using an estimated forfeiture rate.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the accounting for goodwill impairment. The guidance eliminates the requirement to calculate the implied fair value of goodwill under the two-step impairment test to measure a goodwill

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

impairment charge. The Company early adopted the provisions of ASU No. 2017-04 on January 1, 2017 and the adoption of this standard update did not have a material impact on its consolidated and combined financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
ANGI Homeservices is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax benefit and provision have been computed for ANGI Homeservices on an as if stand-alone, separate return basis. ANGI Homeservices’ payments to IAC for its share of IAC’s consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated and combined statement of cash flows.
U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
U.S.	$(132,000)	$27,284	$1,149
Foreign	(21,633)	(4,819)	(3,387)
Total	$(153,633)	$22,465	$(2,238)
The components of the (benefit) provision for income taxes are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current income tax provision (benefit):
Federal	$(443)	$13,440	$2,901
State	21	2,274	601
Foreign	(334)	(161)	1,725
Current income tax (benefit) provision	(756)	15,553	5,227
Deferred income tax benefit
Federal	(38,587)	(2,483)	(2,823)
State	(8,467)	(775)	(557)
Foreign	(1,296)	(461)	(89)
Deferred income tax benefit	(48,350)	(3,719)	(3,469)
Income tax (benefit) provision	$(49,106)	$11,834	$1,758
The deferred tax asset for net operating losses ("NOLs") was increased by $35.8 million for the year ended December 31, 2017 for excess tax deductions attributable to stock-based compensation. The related income tax benefit was recorded as a component of the deferred income tax benefit. The current income tax payable was reduced by $7.7 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively, for excess tax deductions attributable to stock-based compensation. For the years ended December 31, 2016 and 2015, the related income tax benefits were recorded as increases to invested capital.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Accrued expenses	$5,468	$3,527
NOL carryforwards	135,042	12,869
Stock-based compensation	34,408	10,382
Allowance for bad debts	1,999	3,186
Deferred revenue	10,924	—
Property and equipment	650	—
Other	3,575	1,811
Total deferred tax assets	192,066	31,775
Less valuation allowance	(61,563)	(14,180)
Net deferred tax assets	130,503	17,595
Deferred tax liabilities:
Intangible and other assets	(85,227)	(1,818)
Property and equipment	—	(2,661)
Other	(179)	(133)
Total deferred tax liabilities	(85,406)	(4,612)
Net deferred tax assets	$45,097	$12,983
At December 31, 2017, the Company has federal and state NOLs of $317.5 million and $378.6 million, respectively. If not utilized, the federal NOLs will expire between 2024 and 2037 and the state NOLs will expire at various times primarily between 2027 and 2037. Federal and state NOLs of $116.0 million and $121.1 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2017, the Company has foreign NOLs of $298.4 million available to offset future income. Of these foreign NOLs, $286.1 million can be carried forward indefinitely and $12.3 million, if not utilized, will expire at various times between 2022 and 2037. During 2017, the Company recognized tax benefits related to NOLs of $103.8 million. Included in this amount is $74.0 million of tax benefits of acquired attributes which was recorded as a reduction in goodwill.
At December 31, 2017, the Company has tax credit carryforwards of $3.4 million relating to federal and state tax credits for research activities. Of these credit carryforwards, $0.6 million can be carried forward indefinitely and $2.8 million will expire between 2033 and 2037.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2017, the Company has a gross deferred tax asset of $84.4 million that the Company expects to fully utilize on a more likely than not basis. However, the tax sharing agreement between ANGI Homeservices and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to ANGI Homeservices, entitlement to refunds, allocation of tax attributes and other matters. Any differences between taxes currently due or receivable under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis are reflected as adjustments to additional paid-in capital.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

During 2017, the Company’s valuation allowance increased by $47.4 million primarily due to the establishment of foreign NOLs related to a recent acquisition. At December 31, 2017, the Company has a valuation allowance of $61.6 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Income tax (benefit) provision at the federal statutory rate of 35%	$(53,771)	$7,862	$(783)
Change in tax reserves, net	235	(72)	1,895
State income taxes, net of effect of federal tax benefit	(3,678)	1,063	(39)
Unbenefited losses	5,915	2,592	1,133
Research credit	(784)	(930)	(645)
Federal tax rate change to 21%	33,002	—	—
Stock-based compensation	(32,702)	—	—
Other, net	2,677	1,319	197
Income tax (benefit) provision	$(49,106)	$11,834	$1,758
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2017	2016	2015
	(In thousands)
Balance at January 1	$602	$1,863	$129
Additions based on tax positions related to the current year	235	279	376
Additions for tax positions of prior years	711	—	1,358
Reductions for tax positions of prior years	—	(263)	—
Settlements	—	(1,277)	—
Balance at December 31	$1,548	$602	$1,863
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At both December 31, 2017 and December 31, 2016, the Company has not accrued any amount for the payment of either interest or penalties.
ANGI Homeservices is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2012, which includes the operations of the HomeAdvisor business. The statute of limitations for the years 2010 through 2012 has been extended to June 30, 2019, and the statute of limitations for the year 2013 has been extended to June 30, 2018. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2017 and 2016, unrecognized tax benefits are $1.5 million and $0.6 million respectively, for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at December 31, 2017 are subsequently recognized, income tax provision would be reduced by $1.5 million. The comparable amount as of December 31, 2016 is $0.6 million.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act implements a number of changes that take effect on January 1, 2018, including, but not limited to, a reduction of the U.S. federal corporate income tax rate from 35% to 21% and a new minimum tax on intangible income earned by foreign subsidiaries. The Company's income tax provision for the year ended December 31, 2017, includes an expense of $33.0 million related to the Tax Act, for the remeasurement of U.S. net deferred tax assets due to the reduction in the corporate income tax rate. The Company was not subject to the one-time transition tax because it has cumulative losses from its international operations.  While the Company was able to make a reasonable estimate of the impacts of the Tax Act, certain amounts are provisional as the Company gathers additional data. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels.
NOTE 4—BUSINESS COMBINATIONS
Angie's List Combination
Through the Combination, the Company acquired 100% of the common stock of Angie's List on September 29, 2017 for a total purchase price valued at $781.4 million.
The purchase price of $781.4 million was determined based on the sum of (i) the fair value of the 61.3 million shares of Angie's List common stock outstanding immediately prior to the Combination based on the closing stock price of Angie's List common stock on the NASDAQ on September 29, 2017 of $12.46 per share; (ii) the cash consideration of $1.9 million paid to holders of Angie's List common stock who elected to receive $8.50 in cash per share; and (iii) the fair value of vested equity awards (including the pro rata portion of unvested awards attributable to pre-combination services) outstanding under Angie's List stock plans on September 29, 2017. Each stock option to purchase shares of Angie's List common stock that was outstanding immediately prior to the effective time of the Combination was, as of the effective time of the Combination, converted into an option to purchase (i) that number of Class A shares of ANGI Homeservices equal to the total number of shares of Angie's List common stock subject to such Angie's List option immediately prior to the effective time of the Combination, (ii) at a per-share exercise price equal to the exercise price per share of Angie's List common stock at which such Angie's List option was exercisable immediately prior to the effective time of the Combination. Each award of Angie's List restricted stock units that was outstanding immediately prior to the effective time of the Combination was, as of the effective time of the Combination, converted into an ANGI Homeservices restricted stock unit award with respect to a number of Class A shares of ANGI Homeservices equal to the total number of shares of Angie's List common stock subject to such Angie's List restricted stock unit award immediately prior to the effective time of the Combination.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The financial results of Angie's List are included in the Company's consolidated and combined financial statements, within the North America segment, beginning September 29, 2017. For the year ended December 31, 2017, the Company included $58.9 million of revenue and $21.7 million of net loss in its consolidated and combined statement of operations related to Angie's List. The net loss of Angie's List reflects $28.7 million in stock-based compensation expense related to (i) the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination and (ii) the expense related to previously issued Angie's List equity awards, severance and retention costs of $19.8 million related to the Combination and a reduction in revenue of $7.8 million due to the write-off of deferred revenue related to the Combination.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of combination:

Angie's List
(In thousands)
Cash and cash equivalents	$44,270
Other current assets	11,280
Property and equipment	16,341
Goodwill	545,204
Intangible assets	317,300
Total assets	934,395
Deferred revenue	(32,595)
Other current liabilities	(46,150)
Long-term debt - related party	(61,498)
Deferred income taxes	(11,363)
Other long-term liabilities	(1,405)
Net assets acquired	$781,384
The purchase price was based on the expected financial performance of Angie's List, not on the value of the net identifiable assets at the time of combination. This resulted in a significant portion of the purchase price being attributed to goodwill because Angie's List is complementary and synergistic to the other North America businesses of ANGI Homeservices.
The fair values of the identifiable intangible assets acquired at the date of combination are as follows:

	Angie's List
	(In thousands)	Weighted-average useful life (years)
Indefinite-lived trade name and trademarks	$137,000	Indefinite
Service professionals	90,500	3
Developed technology	63,900	6
Memberships	15,900	3
User base	10,000	1
Total identifiable intangible assets acquired	$317,300
Other current assets, current liabilities and other long-term liabilities of Angie's List were reviewed and adjusted to their fair values at the date of combination, as necessary. The fair value of deferred revenue was determined using an income approach that utilized a cost to fulfill analysis. The fair value of the trade name and trademarks was determined using an income approach that utilized the relief from royalty methodology. The fair values of developed technology and user base were determined using a cost approach that utilized the cost to replace methodology. The fair values of the service professionals and

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

memberships were determined using an income approach that utilized the excess earnings methodology. The valuations of deferred revenue and intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows, cost and profit margins related to deferred revenue and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
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
The financial results of HomeStars are included in the Company's consolidated and combined financial statements, within the North America segment, beginning February 8, 2017. For the year ended December 31, 2017, the Company included $6.5 million of revenue and $1.2 million of net loss in its consolidated and combined statement of operations related to HomeStars.
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
The financial results of MyBuilder are included in the Company's consolidated and combined financial statements, within the Europe segment, beginning April 1, 2017. For the year ended December 31, 2017, the Company included $8.0 million of revenue and $1.4 million of net loss in its consolidated and combined statement of operations related to MyBuilder.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

MyBuilder
(In thousands)
Cash and cash equivalents	$6,004
Other current assets	344
Goodwill	37,072
Intangible assets	15,239
Total assets	58,659
Current liabilities	(2,065)
Other long-term liabilities	(2,595)
Net assets acquired	$53,999
The purchase price was based on the expected financial performance of MyBuilder, not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill because MyBuilder is complementary and synergistic to the other European businesses of ANGI Homeservices.
The fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	MyBuilder
	(In thousands)	Weighted-average useful life (years)
Indefinite-lived trade name	$7,994	Indefinite
Contractor relationships	4,122	2
Developed technology	1,499	2
User base	1,624	1
Total identifiable intangible assets acquired	$15,239

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
MyHammer Acquisition
On November 3, 2016, the Company acquired a 70% voting interest in MyHammer Holding AG ("MyHammer"), the leading home services marketplace in Germany. The purchase price was €17.7 million (or $19.7 million). In connection with the acquisition, the Company measured and recorded the acquisition date fair value of the 30% noncontrolling interest in MyHammer, which totaled €9.4 million (or $10.4 million). The determination of the fair value of noncontrolling interest was calculated using the MyHammer share price on the acquisition date. In 2017, the Company increased its ownership stake in MyHammer to 81.1%.
The financial results of MyHammer are included in the Company's consolidated and combined financial statements, within the Europe segment, with effect from the date of acquisition. For the years ended December 31, 2017 and 2016, the Company included $12.7 million and $1.3 million of revenue, respectively, and less than $0.1 million and $(0.4) million of net income (loss), respectively, in its consolidated and combined statement of operations related to MyHammer.
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
Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the combined results of the Company and Angie's List, HomeStars, MyBuilder and MyHammer as if these acquisitions had occurred on January 1, 2016. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisitions actually occurred on January 1, 2016. For the year ended December 31, 2017, pro forma adjustments include (i) reductions in stock-based compensation expense of $96.9 million and transaction related costs of $35.2 million because they are one-time in nature and will not have a continuing impact on operations; and (ii) an increase in amortization of intangibles of $31.2 million. The stock-based compensation expense is primarily related to the modification of previously issued HomeAdvisor vested equity awards, which were converted into ANGI Homeservices' equity awards, and the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination. The transaction related costs include severance and retention costs of $19.8 million related to the Combination. For the year ended December 31, 2016, pro forma adjustments include a reduction in revenue of $35.0 million due to the write-offs of deferred revenue at the assumed date of acquisition as well as increases in stock-based compensation expense of $81.7 million and amortization of intangibles of $64.0 million.

	Years Ended December 31,
	2017	2016
	(In thousands, except per share data)
Revenue	$962,597	$809,999
Net loss attributable to ANGI Homeservices Inc. shareholders	$(36,459)	$(86,557)
Basic and diluted loss per share attributable to ANGI Homeservices Inc. shareholders	$(0.08)	$(0.21)
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31,
	2017	2016
	(In thousands)
Goodwill	$770,226	$170,990
Intangible assets with indefinite lives	153,447	4,884
Intangible assets with definite lives, net of accumulated amortization	175,124	5,908
Total goodwill and intangible assets, net	$1,098,797	$181,782
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2017:

	Balance at December 31, 2016	Additions	Deductions	Foreign exchange translation	Balance at December 31, 2017
	(In thousands)
North America	$140,930	$555,045	$—	$316	$696,291
Europe	30,060	37,257	—	6,618	73,935
Total goodwill	$170,990	$592,302	$—	$6,934	$770,226
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
Additions relate to the acquisition of MyHammer.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2017 and December 31, 2016, intangible assets with definite lives are as follows:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net	Weighted-average useful life (years)
	(Dollars in thousands)
Contractor and service professional relationships	$99,497	$(11,452)	$88,045	3.0
Technology	78,690	(14,127)	64,563	5.6
Memberships	15,900	(1,340)	14,560	3.0
Customer lists and user base	12,788	(4,906)	7,882	1.0
Trade names	4,538	(4,464)	74	2.6
Total	$211,413	$(36,289)	$175,124	3.8

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net	Weighted-average useful life (years)
	(Dollars in thousands)
Contractor relationships	$1,830	$(495)	$1,335	4.0
Technology	11,377	(7,834)	3,543	4.3
Customer lists and user base	4,136	(3,432)	704	1.8
Trade names	5,260	(4,934)	326	2.9
Total	$22,603	$(16,695)	$5,908	3.5
At December 31, 2017, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years ending December 31,	(In thousands)
2018	$60,657
2019	47,731
2020	37,477
2021	10,650
2022	10,650
Thereafter	7,959
Total	$175,124
NOTE 6—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Quoted market prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total fair value measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$189,207	$—	$—	$189,207
Treasury discount notes	500	—	—	500
Certificates of deposit	—	6,195	—	6,195
Total	$189,707	$6,195	$—	$195,902

	December 31, 2016
	Quoted market prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total fair value measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$28,064	$—	$—	$28,064
Total	$28,064	$—	$—	$28,064
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long term debt	$(13,750)	$(13,802)	$—	$—
Long-term debt, net	(258,312)	(262,230)	—	—
Current portion of long-term debt—related party	(816)	(837)	(2,838)	(2,776)
Long-term debt—related party, net	(1,997)	(2,048)	(47,000)	(46,324)
The fair value of long-term debt, including the current portion, is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs. The fair value of long-term debt—related party, including the current portion, is based on Level 3 inputs and is estimated by discounting the future cash flows based on current market conditions.
NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31,
	2017	2016
	(In thousands)
Term Loan due November 1, 2022	$275,000	$—
Less: current portion of Term Loan	13,750	—
Less: unamortized debt issuance costs	2,938	—
Total long-term debt, net	$258,312	$—
See "Note 15—Related Party Transactions" for a description of related-party long-term debt.
Term Loan
On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility ("Term Loan"). The Term Loan currently bears interest at LIBOR plus 2.00%, or 3.38% at December 31, 2017, which is subject to change based on the Company's consolidated net leverage ratio. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required. A portion of the proceeds from the Term Loan were used to repay the Intercompany Notes outstanding to IAC and its subsidiaries on November 1, 2017, see "Note 15—Related Party Transactions" for additional information, and the remaining proceeds will be used for general corporate purposes.
There are additional covenants under the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. The Term Loan is guaranteed by the Company's wholly-owned material domestic subsidiaries and is secured by substantially all assets of the Company and the guarantors, subject to certain exceptions.
Long-term debt maturities:

Years Ending December 31,	(In thousands)
2018	$13,750
2019	13,750
2020	13,750
2021	27,500
2022	206,250
Total	275,000
Less: current portion of Term Loan	13,750
Less: unamortized debt issuance costs	2,938
Total long-term debt, net	$258,312
NOTE 8—SHAREHOLDERS' EQUITY
Description of Class A Common Stock, Class B Convertible Common Stock and Class C Common Stock
The rights of holders of ANGI Homeservices Class A common stock, Class B common stock and Class C common stock are identical, except for voting rights, conversion rights and dividend rights. Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Class B common stock are entitled to ten votes per share on all matters to be voted upon by stockholders. Holders of Class C common stock have no voting rights, except as otherwise required by the laws of the State of Delaware, in which case holders of Class C common stock are entitled to one one-hundredth (1/100) of a vote per share. Holders of the Company's Class A common stock, Class B common stock and Class C common stock do not have cumulative voting rights in the election of directors.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Shares of ANGI Homeservices Class B common stock are convertible into shares of our Class A common stock at the option of the holder at any time on a share for share basis. Such conversion ratio will in all events be equitably preserved in the event of any recapitalization of ANGI Homeservices by means of a stock dividend on, or a stock split or combination of, our outstanding Class A common stock or Class B common stock, or in the event of any merger, consolidation or other reorganization of ANGI Homeservices with another corporation. Upon the conversion of a share of our Class B common stock into a share of our Class A common stock, the applicable share of Class B common stock will be retired and will not be subject to reissue. Shares of Class A common stock and Class C common stock have no conversion rights.
The holders of shares of ANGI Homeservices Class A common stock, Class B common stock and Class C common stock are entitled to receive, share for share, such cash dividends as may be declared by ANGI Homeservices Board of Directors out of funds legally available therefore. In the event of a liquidation, dissolution or winding up, holders of the Company's Class A common stock, Class B common stock and Class C common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of all liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock.
At December 31, 2017, IAC holds 415.2 million shares of our Class B common stock, which represents all of our outstanding Class B common stock and an 86.9% economic interest and 98.5% voting interest in the Company.
In the event that ANGI Homeservices issues or proposes to issue any shares of ANGI Homeservices Class A common stock, Class B common stock or Class C common stock (with certain limited exceptions), including shares issued upon the exercise, conversion or exchange of options, warrants and convertible securities, IAC will generally have a purchase right that permits it to purchase for fair market value, as defined in the agreement, up to such number of shares of the same class as the issued shares as would (i) enable IAC to maintain the same ownership interest in the Company that it had immediately prior to such issuance or proposed issuance, with respect to issuances of our voting capital stock, or (ii) enable IAC to maintain ownership of at least 80.1% of each class of the Company's non-voting capital stock, with respect to issuances of our non-voting capital stock.
Reserved Common Shares
In connection with equity compensation plans, 80.0 million shares of ANGI Homeservices common stock are reserved at December 31, 2017.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2017, 2016 and 2015, the Company's accumulated other comprehensive income (loss) relates to foreign currency translation adjustments, which is presented in the table below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at January 1	$(1,721)	$(1,064)	$(483)
Other comprehensive income (loss) before reclassifications	3,980	(657)	(581)
Amounts reclassified to earnings	(27)	—	—
Net current period other comprehensive income (loss)	3,953	(657)	(581)
Balance at December 31	$2,232	$(1,721)	$(1,064)
The amount reclassified out of accumulated other comprehensive income (loss) into earnings for the year ended December 31, 2017 relates to the liquidation of an international subsidiary.
At December 31, 2017, 2016 and 2015, there was no tax benefit or provision on the accumulated other comprehensive income (loss).

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 10—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to ANGI Homeservices shareholders:

	Years Ended December 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(104,527)	$(104,527)	$10,631	$10,631	$(3,996)	$(3,996)
Net loss attributable to noncontrolling interests	1,409	1,409	2,497	2,497	2,671	2,671
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(103,118)	$(103,118)	$13,128	$13,128	$(1,325)	(1,325)

Denominator:
Weighted average basic shares outstanding	430,612	430,612	414,754	414,754	414,754	414,754
Dilutive securities including stock appreciation rights, stock options, RSUs and subsidiary denominated equity awards (a)	—	—	—	—	—	—
Denominator for earnings per share—weighted average shares (b)	430,612	430,612	414,754	414,754	414,754	414,754

(Loss) earnings per share attributable to ANGI Homeservices Inc. shareholders:
(Loss) earnings per share	$(0.24)	$(0.24)	$0.03	$0.03	$(0.00)	$(0.00)
________________________

(a)
For the year ended December 31, 2017, the Company had a loss from operations and as a result, approximately 54.1 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute diluted earnings per share amounts.

(b)	The Company computed basic and diluted earnings per share for the years ended December 31, 2016 and 2015 using the shares issued to IAC for the contribution of the HomeAdvisor business.
NOTE 11—STOCK-BASED COMPENSATION
The Company currently has one active stock plan, which became effective in 2017 upon the completion of the Combination. This plan replaces the HomeAdvisor 2013 Incentive plan, which governed equity awards prior to the Combination. The 2017 plan covers stock options, stock appreciation rights and RSU awards denominated in shares of ANGI Homeservices common stock, as well as provides for the future grant of these and other equity awards. The 2017 plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2017, there are 25.8 million shares available for grant under the 2017 plan.
The 2017 plan has a stated term of ten years, and provides that the exercise price of stock options and stock appreciation rights granted will not be less than the market price of the Company's common stock on the grant date. The plan does not specify grant dates or vesting schedules for awards, as those determinations have been delegated to the Compensation Committee of ANGI Homeservices Board of Directors (the “Committee”). Each grant agreement reflects the grant date and vesting schedule for that particular grant as determined by the Committee. Stock options and stock appreciation rights granted

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

subsequent to the Combination through December 31, 2017 generally vest in equal annual installments over a four-year period from the grant date. RSU awards granted subsequent to the Combination through December 31, 2017 generally cliff-vest three years from the grant date.
Stock-based compensation expense recognized in the consolidated and combined statement of operations includes expense related to: (i) the Company's stock options, stock appreciation rights and RSUs; (ii) equity instruments denominated in shares of its subsidiaries; and (iii) IAC denominated stock options and PSUs held by ANGI Homeservices employees. The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2017, there is $188.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.
The total income tax benefit recognized in the accompanying consolidated and combined statement of operations for the years ended December 31, 2017, 2016 and 2015 related to stock-based compensation is $71.1 million, $3.4 million and $3.0 million, respectively. The increase in total income tax benefit recognized during 2017 is due to the adoption of ASU 2019-06 and the recognition of excess tax benefits attributable to stock-based compensation included as a component of the current year provision for income taxes rather than recognized in equity.
The Company will recognize a corporate income tax deduction based on the intrinsic value of the stock options exercised in 2017, however, there will be some delay in the timing of the realization of the cash benefit of the income tax deduction because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments. The income tax benefit to be realized on stock option deductions, including those net settled, for the year ended December 31, 2017, is $47.3 million. The income tax benefit realized on stock options deductions, including those net settled, for the years ended December 31, 2016 and 2015 are $8.8 million and $0.2 million, respectively.
Stock options and stock appreciation rights
Stock options and stock appreciation rights outstanding at December 31, 2017 and changes during the year ended December 31, 2017 is as follows:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding HomeAdvisor (US) stock appreciation rights at January 1, 2017	13,830	$3.97
Granted	4,720	16.83
Exercised	(6,659)	2.87
Forfeited	(110)	9.86
Outstanding HomeAdvisor (US) stock appreciation rights prior to the Combination on September 29, 2017	11,781	9.69
Converted HomeAdvisor (US) stock appreciation rights in connection with the Combination	43,780	2.61
Converted Angie's List stock options in connection with the Combination	5,290	10.56
Granted	948	11.32
Exercised	(1,948)	7.40
Forfeited	(331)	6.86
Expired	(624)	17.94
Outstanding at December 31, 2017	47,115	$3.25	7.1	$346,595
Exercisable	17,358	$2.22	4.7	$148,729
The aggregate intrinsic value in the table above represents the difference between ANGI Homeservices closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money awards that would have been exercised had all award holders exercised their awards on December 31, 2017. The total intrinsic value of awards exercised during the years ended December 31, 2017, 2016 and 2015 is $100.7 million, $21.7 million and $0.2 million, respectively.
The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2017:

		Awards Outstanding			Awards Exercisable
Range of Exercise Prices		Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2017	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
		(Shares in thousands)
$0.01 to $3.00		26,143	6.0	$1.32	15,462	4.8	$0.99
$3.01 to $6.00		17,580	9.1	4.54	50	6.5	5.82
$6.01 to $9.00		1,210	5.5	7.66	711	4.1	7.68
$9.01 to $12.00		950	9.0	10.57	202	6.3	9.92
$12.01 to $15.00	718	718	5.6	13.12	420	3.0	13.34
$15.01 to $18.00	239	239	0.5	17.71	238	0.4	17.72
$18.01 to $21.00	192	192	5.2	19.88	192	5.2	19.88
$21.01 to $24.00	83	83	4.8	22.51	83	4.8	22.51
		47,115	7.1	$3.25	17,358	4.7	$2.22
The fair value of stock options and stock appreciation rights is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

expected term. Prior to the Combination, expected stock price volatilities were estimated based on historical stock price volatilities of a group of peer companies. Subsequent to the Combination, expected stock price volatilities were estimated based on the average of IAC's historical volatility, as a result of the Company representing a large percentage of the overall value of IAC, and the historical stock price volatilities of the aforementioned group of peer companies. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. Prior to the Combination, expected term was based upon the mid-point of the first and last windows for exercise. Subsequent to the Combination, expected term is based upon the historical exercise pattern of IAC's employees for comparable awards, a ten-year contractual life with vesting in four equal annual installments, because the Company does not have sufficient data to estimate an expected term for these awards. No dividends have been assumed. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	50%	44%	48%
Risk-free interest rate	2.0%	0.8%	1.2%
Expected term	5.5 years	3.2 years	3.7 years
Dividend yield	—%	—%	—%
Approximately 0.9 million stock options and stock appreciation rights were granted by the Company subsequent to the Combination through December 31, 2017. Approximately 4.7 million, 2.1 million and 2.4 million stock appreciation rights were granted by the Company for the period prior to the Combination in 2017, and for the years ended December 31, 2016 and 2015, respectively. The per share weighted average grant date fair value of stock options and stock appreciation rights granted by the Company subsequent to the Combination through December 31, 2017 is $4.30. The per share weighted average grant date fair value of stock appreciation rights granted by the Company for the period prior to the Combination in 2017, and for the years ended December 31, 2016 and 2015, are $8.24, $3.13 and $1.34, respectively.
In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into ANGI Homeservices' equity awards resulting in a modification charge of $217.7 million of which $93.4 million was recognized as stock-based compensation expense in the year ended December 31, 2017 and the remaining charge will be recognized over the vesting period of the modified awards.
During the second quarter of 2017, the Company modified certain HomeAdvisor (US) stock appreciation rights and recognized a modification charge of $6.6 million.
Cash received from stock option exercises for the period subsequent to the Combination through December 31, 2017 is $1.7 million. For periods prior to the Combination, no cash was received from the exercise of stock appreciation rights because they were net settled in shares of IAC’s common stock.
In connection with the Combination, previously issued stock appreciation rights that related to common stock of HomeAdvisor (US) were converted into stock appreciation rights that are settleable in Class A shares of ANGI Homeservices. IAC may require those awards to be settled in either shares of IAC common stock or in Class A shares of the Company's common stock and, to the extent shares of IAC common stock are issued in settlement, the Company will reimburse IAC for the cost of those shares by issuing to IAC additional Class A shares of the Company's common stock. Assuming all vested and unvested stock appreciation rights outstanding on December 31, 2017, which can only be exercised on a net basis, were exercised on that date, 16.4 million Class A shares of the Company's common stock would have been issued either (i) to IAC as reimbursement if the awards were settled in IAC shares or (ii) directly to award holders if IAC did not exercise its right to settle these awards in IAC shares. In either case, the Company would have remitted $171.3 million in cash in withholding taxes (assuming a 50% withholding rate) on behalf of the employees.
Restricted stock units
RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of ANGI Homeservices common stock and with the value of each RSU equal to the fair value of ANGI Homeservices common

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

stock at the date of grant. Each RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The expense is measured at the grant date as the fair value of ANGI Homeservices common stock and expensed as stock-based compensation over the vesting term.
Prior to the Combination, there were no RSUs outstanding. Unvested RSUs outstanding at December 31, 2017 and changes during the year ended December 31, 2017 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Converted Angie's List RSUs in connection with the Combination	4,957	$12.46
Granted	489	12.58
Vested	(1,574)	12.46
Forfeited	(977)	12.46
Unvested at December 31, 2017	2,895	$12.48
The per share weighted average grant date fair value of RSUs granted during the year ended December 31, 2017 based on market prices of ANGI Homeservices’ common stock on the grant date was $12.58. The total fair value of RSUs that vested during the year ended December 31, 2017 was $19.2 million.
Equity instruments denominated in the shares of certain subsidiaries
ANGI Homeservices has granted stock appreciation rights and stock options denominated in the equity of its subsidiaries to employees and management of certain subsidiaries. These equity awards vest over a period of years, which is typically four years. The value of the stock appreciation rights and stock options is tied to the value of the common stock of these subsidiaries, which is determined by the Company using a variety of valuation techniques including a combination of market based and discounted cash flow valuation methodologies. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock or ANGI Homeservices common stock, at IAC's election, with fair value generally determined by negotiation or arbitration, at various dates through 2027. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The expense associated with these equity awards is initially measured at fair value, using the Black-Scholes option pricing model, at the grant date and is expensed as stock-based compensation over the vesting term.
The plans under which these awards are granted establish specific settlement dates or liquidity events for which the valuation of the relevant subsidiary is determined for purposes of settlement of the awards.
IAC denominated stock options
There were no IAC stock options granted by IAC under its equity incentive plans to employees of ANGI Homeservices during the year ended December 31, 2017. For each of the years ended December 31, 2016 and 2015, approximately 0.1 million IAC stock options were granted by IAC under its equity incentive plans to employees of ANGI Homeservices. Approximately 0.2 million IAC options remain outstanding to employees of ANGI Homeservices as of December 31, 2017. The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing model. IAC stock options are granted with exercise prices at least equal to the fair value on the date of grant, vest ratably in annual installments over a four-year period and expire ten years from the date of grant.
IAC denominated performance stock units ("PSUs")

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

There were 0.1 million IAC PSUs granted by IAC to employees of ANGI Homeservices during the year ended December 31, 2017. There were no IAC PSUs granted by IAC to employees of ANGI Homeservices during the years ended December 31, 2016 and 2015. PSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each PSU equal to the fair value of IAC common stock at the date of grant. Each PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests and certain performance targets, set at the time of grant, must be achieved before an award vests.
NOTE 12—SEGMENT INFORMATION
The Company has two operating segments, North America and Europe, which are also the Company’s reportable segments. Each segment manager reports to the Company’s chief operating decision maker. The chief operating decision maker allocates resources and assesses performance at the segment level.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
North America	$678,897	$461,847	$329,867
Europe	57,489	37,043	31,334
Total	$736,386	$498,890	$361,201

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Operating (Loss) Income:
North America	$(128,483)	$32,464	$2,311
Europe	(19,388)	(8,406)	(3,879)
Total	$(147,871)	$24,058	$(1,568)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Adjusted EBITDA(a):
North America	$50,182	$50,088	$18,184
Europe	(11,019)	(5,542)	(1,471)
Total	$39,163	$44,546	$16,713

	December 31,
	2017	2016
	(In thousands)
Segment Assets:(b)
North America	$253,582	$24,630
Europe	10,868	50,249
Total	$264,450	$74,879

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Capital expenditures:
North America	$24,214	$14,672	$9,933
Europe	2,623	1,988	237
Total	$26,837	$16,660	$10,170
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

(b)
Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, property and equipment, goodwill and intangible assets from the measure of segment assets presented above.

The following table presents revenue disaggregated by service for the Company's reportable segments:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Marketplace:
Consumer connection revenue(c)	$521,481	$382,466	$269,309
Membership subscription revenue	56,135	43,573	24,164
Other revenue	3,798	2,827	3,423
Marketplace revenue	581,414	428,866	296,896
Advertising & Other revenue(d)	97,483	32,981	32,971
North America	678,897	461,847	329,867
Consumer connection revenue(c)	40,009	28,124	23,298
Membership subscription revenue	16,596	7,936	6,921
Advertising and other revenue	884	983	1,115
Europe	57,489	37,043	31,334
Revenue	$736,386	$498,890	$361,201
___________________________

(c)	Fees paid by service professionals for consumer matches.

(d)
Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars and Felix.

Geographic information about revenue and long-lived assets is presented below. Revenue by geography is based on where the customer is located.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue
United States	$672,159	$461,372	$329,117
All other countries	64,227	37,518	32,084
Total	$736,386	$498,890	$361,201
The United States is the only country whose revenue is greater than 10% of total revenue of the Company for the years ended December 31, 2017, 2016 and 2015.

	December 31,
	2017	2016
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$49,356	$21,775
All other countries	3,936	1,870
Total	$53,292	$23,645
The following tables reconcile operating (loss) income for the Company’s reportable segments and net (loss) earnings attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA:

	Year Ended December 31, 2017
	Operating loss	Stock-based compensation	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$(128,483)	$147,574	$13,243	$17,848	$50,182
Europe	(19,388)	1,656	1,300	5,413	(11,019)
Total	(147,871)	$149,230	$14,543	$23,261	$39,163
Interest expense—third party	(1,765)
Interest expense—related party	(5,971)
Other income, net	1,974
Loss before income taxes	(153,633)
Income tax benefit	49,106
Net loss	(104,527)
Net loss attributable to noncontrolling interests	1,409
Net loss attributable to ANGI Homeservices Inc. shareholders	$(103,118)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2016
	Operating income (loss)	Stock-based compensation	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$32,464	$7,126	$7,996	$2,502	$50,088
Europe	(8,406)	1,790	423	651	(5,542)
Total	24,058	$8,916	$8,419	$3,153	$44,546
Interest expense—third party	—
Interest expense—related party	(894)
Other expense, net	(699)
Earnings before income taxes	22,465
Income tax provision	(11,834)
Net earnings	10,631
Net loss attributable to noncontrolling interests	2,497
Net earnings attributable to ANGI Homeservices Inc. shareholders	$13,128

	Year Ended December 31, 2015
	Operating income (loss)	Stock-based compensation	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$2,311	$6,758	$5,768	$3,347	$18,184
Europe	(3,879)	1,095	825	488	(1,471)
Total	(1,568)	$7,853	$6,593	$3,835	$16,713
Interest expense—third party	—
Interest expense—related party	(272)
Other expense, net	(398)
Loss before income taxes	(2,238)
Income tax provision	(1,758)
Net loss	(3,996)
Net loss attributable to noncontrolling interests	2,671
Net loss attributable to ANGI Homeservices Inc. shareholders	$(1,325)
The following tables reconcile segment assets to total assets:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Segment assets	Property and equipment, net	Goodwill	Indefinite-lived intangible assets	Definite-lived intangible assets, net	Total assets
	(In thousands)
North America	$253,582	$49,487	$696,291	$140,034	$169,054	$1,308,448
Europe	10,868	3,805	73,935	13,413	6,070	108,091
Total	$264,450	$53,292	$770,226	$153,447	$175,124	$1,416,539
Add: Deferred tax assets (e)						50,723
Total assets						$1,467,262

	December 31, 2016
	Segment assets	Property and equipment, net	Goodwill	Indefinite-lived intangible assets	Definite-lived intangible assets, net	Total assets
	(In thousands)
North America	$24,630	$21,775	$140,930	$600	$2,454	$190,389
Europe	50,249	1,870	30,060	4,284	3,454	89,917
Total	$74,879	$23,645	$170,990	$4,884	$5,908	$280,306
Add: Deferred tax assets (e)						15,211
Total assets						$295,517
___________________________

(e)	Total segment assets differ from total assets on a consolidated basis as a result of unallocated deferred tax assets.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases office space and equipment used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
Future minimum payments under operating lease agreements are as follows:

Years ending December 31,	(In thousands)
2018	$11,090
2019	13,728
2020	10,859
2021	9,578
2022	8,306
Thereafter	32,820
Total	$86,381
Expenses charged to operations under these agreements are $8.9 million, $6.2 million and $5.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company’s two most significant operating leases are a 10.5-year lease for its call center in New York and a 10.5-year lease for its corporate headquarters in Denver, Colorado which collectively approximate 58% of the future minimum payments due under all operating lease agreements in the table above.
The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events as follows:

	Amount of commitment expiration per period
	Less than 1 Year	1 to 3 years	Total
	(In thousands)
Purchase obligations	$831	$650	$1,481
The purchase obligations primarily consist of software licenses.
Contingencies
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 3—Income Taxes" for additional information related to income tax contingencies.
NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
On September 29, 2017, ANGI Homeservices issued 61.3 million shares of Class A common stock valued at $763.7 million in connection with the Combination.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash paid (received) during the year for:
Interest—third party	$—	$—	$—
Interest—related party	6,169	417	262
Income tax payments, including amounts paid to IAC for ANGI Homeservices share of IAC's consolidated tax liability	1,700	8,820	3,424
Income tax refunds	(402)	(263)	(657)
NOTE 15—RELATED PARTY TRANSACTIONS
Relationship with IAC prior to the Combination

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For periods prior to the Combination, the Company’s combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on the HomeAdvisor business' revenue as a percentage of IAC’s total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, were $4.8 million, $4.2 million and $2.6 million for the years ended December 31, 2017, 2016, and 2015, respectively, and are included in “General and administrative expense” in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the HomeAdvisor business operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
The following table summarizes the components of the net (increase) decrease in IAC’s investment in HomeAdvisor prior to the contribution of the HomeAdvisor business to ANGI Homeservices:

	December 31,
	2017	2016	2015
	(In thousands)
Cash transfers (from) to IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by IAC on behalf of HomeAdvisor, net	$(80,368)	$(363)	$8,801
Taxes	38,162	(5,968)	(3,281)
Interest income(a)	656	278	86
Allocation of general and administrative expense	(4,789)	(4,247)	(2,598)
Net (increase) decrease in IAC’s investment in HomeAdvisor	$(46,339)	$(10,300)	$3,008
________________________________

(a)	Interest expense on long-term debt—related party is not included.
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
Intercompany Loans entered into in Connection with the Combination

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

On September 29, 2017, the Company and IAC entered into two intercompany notes (collectively referred to as "Intercompany Notes") as follows: (i) a Payoff Intercompany Note, which provided the funds necessary to repay the outstanding balance under Angie's List's existing credit agreement, totaling $61.5 million; and (ii) a Working Capital Intercompany Note, which provided ANGI Homeservices with $15 million for working capital purposes. These Intercompany Notes were repaid on November 1, 2017 with a portion of the proceeds from the Term Loan that were received on the same date. See "Note 7—Long-term Debt" for additional information.
Additionally, immediately prior to the Combination, the Company, through a foreign subsidiary, sold a promissory note due December 31, 2020 in the amount of €2.4 million ($2.8 million at December 31, 2017) to a foreign subsidiary of IAC that is not part of the HomeAdvisor business.
Relationship with IAC following the Combination
In connection with the Combination, ANGI Homeservices and IAC entered into certain agreements to govern our relationship following the Combination. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
Contribution Agreement
The contribution agreement sets forth the agreements between the Company and IAC regarding the principal transactions necessary for IAC to separate the HomeAdvisor business from IAC's other businesses and to cause the HomeAdvisor business to be transferred to ANGI Homeservices prior to the Combination, as well as governs certain aspects of our relationship following the Combination. Under the contribution agreement, the Company agreed to assume all of the assets and liabilities related to the HomeAdvisor business and agreed to indemnify IAC against any losses arising out of any breach by the Company of the contribution agreement or the other transaction related agreements described below. IAC also agreed to indemnify the Company against losses arising out of any breach by IAC of the contribution agreement or any of the other transaction related agreements described below.
Investor Rights Agreement
The investor rights agreement provides IAC with certain registration, preemptive and governance rights related to us and the shares of our capital stock it holds, as well as certain governance rights for the benefit of stockholders other than IAC.
Services Agreement
The services agreement governs services that IAC provides to the Company including, among others: (i) assistance with certain legal, M&A, human resources, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations; (ii) accounting, controllership and payroll processing services; (iii) investor relations services; (iv) tax compliance services; and (v) such other services as to which IAC and the Company may agree. The services agreement has an initial term of one year from the date of the Combination, and will automatically renew for additional one-year periods thereafter for so long as IAC continues to own a majority of the outstanding shares of the Company's common stock.
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
In addition, the employee matters agreement requires the Company to reimburse IAC for the cost of any IAC equity awards held by ANGI Homeservices current and former employees, with IAC electing to receive payment in cash or shares of our Class B common stock. This agreement also provides that IAC may require stock appreciation rights granted prior to the closing of the Combination and equity awards in our subsidiaries to be settled in either shares of our Class A common stock or IAC common stock. To the extent shares of IAC common stock are issued in settlement of these awards, the Company is obligated to reimburse IAC for the cost of those shares by issuing shares of our Class A common stock in the case of stock appreciation rights granted prior to the closing of the Combination and shares of our Class B common stock in the case of equity awards in our subsidiaries.
For the period subsequent to the Combination through December 31, 2017, 0.4 million shares of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees.
For the period subsequent to the Combination through December 31, 2017, the Company was charged $1.7 million by IAC for services rendered pursuant to the services agreement. The amount outstanding at December 31, 2017 to IAC pursuant to the services agreement is $0.4 million. In addition, the Company has an outstanding payable due to IAC of $2.0 million at December 31, 2017 related primarily to transaction related costs incurred in connection with the Combination.
Long-term debt—related party for periods prior and subsequent to the Combination
Long-term debt—related party consists of:

	December 31,
	2017	2016
	(In thousands)
Promissory note due October 14, 2023	$—	$42,000
Promissory note due August 29, 2018	—	5,000
Other	2,813	2,838
Total long-term debt—related party	2,813	49,838
Less: Current portion of long-term debt—related party	816	2,838
Total long-term debt—related party, net	$1,997	$47,000
Long-term debt—related party maturities:

Years Ending December 31,	(In thousands)
2018	$816
2019	1,495
2020	502
Total long-term debt—related party	$2,813
NOTE 16—BENEFIT PLANS

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

HomeAdvisor
HomeAdvisor employees in the United States are eligible to participate in a retirement savings plan sponsored by IAC, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan (the "IAC Plan"), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The employer match under the IAC Plan is fifty cents for each dollar a participant contributes in the IAC Plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions under the IAC Plan for the years ended December 31, 2017, 2016 and 2015 were $3.5 million, $2.7 million and $1.9 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2017 and 2016 was due primarily to an increase in participation in the Plan due to increased headcount as a result of business growth.
Internationally, HomeAdvisor also has or participates in various benefit plans, primarily defined contribution plans. The Company's contributions for these plans for the years ended December 31, 2017, 2016 and 2015 were $0.3 million, $0.1 million, and $0.2 million, respectively. The increase in the Company's contributions in 2017 was due primarily to an increase in participation in the Plan due to increased headcount as a result of business growth and acquisitions.
Angie's List
Angie's List sponsors a 401(k) profit-sharing plan (the "Angie's List Plan") covering substantially all of its employees. Contributions to the Angie's List Plan are discretionary. Angie's List contributes 3% of gross pay for all eligible employees. Matching contributions under the Angie's List Plan, subsequent to the Combination through the year ended December 31, 2017, was $0.6 million.
The Angie's List Plan was merged into the IAC Plan effective January 1, 2018.
NOTE 17—CONSOLIDATED AND COMBINED FINANCIAL STATEMENT DETAILS

	December 31,
	2017	2016
	(In thousands)
Other current assets:
Prepaid expenses	$10,937	$6,456
Other	1,835	2,283
Other current assets	$12,772	$8,739

	December 31,
	2017	2016
	(In thousands)
Property and equipment, net of accumulated depreciation and amortization:
Computer equipment and capitalized software	$41,853	$27,309
Buildings and leasehold improvements	13,984	6,075
Furniture and other equipment	6,222	3,140
Projects in progress	12,801	5,198
Land	2,800	—
	77,660	41,722
Accumulated depreciation and amortization	(24,368)	(18,077)
Property and equipment, net of accumulated depreciation and amortization	$53,292	$23,645

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31,
	2017	2016
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$30,354	$14,379
Accrued advertising expense	17,243	8,209
Other	27,574	11,850
Accrued expenses and other current liabilities	$75,171	$34,438

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Other income (expense), net	$1,974	$(699)	$(398)
Other income, net in 2017 includes net foreign currency exchange gains of $0.9 million, related party interest income of $0.7 million and third party interest income of $0.5 million.
Other expense, net in 2016 and 2015 principally includes net foreign currency exchange losses.
NOTE 18—TRANSACTION AND INTEGRATION RELATED COSTS IN CONNECTION WITH THE COMBINATION
During the year ended December 31, 2017, the Company incurred $44.1 million in costs related to the Combination (including severance, retention, transaction and integration related costs) as well as deferred revenue write-offs of $7.8 million. The Company also incurred $122.1 million in stock-based compensation expense during 2017 related to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination.
See "Note 4—Business Combinations" for additional information on the Combination.
A summary of the costs incurred, payments made and the related accrual at December 31, 2017 is presented below.

Year Ended December 31, 2017
(In thousands)
Transaction and integration related costs	$44,101
Stock-based compensation expense	122,066
Total	$166,167

December 31, 2017
(In thousands)
Charges incurred	$44,101
Payments made	(35,621)
Accrual as of December 31	$8,480
The costs are allocated as follows in the accompanying consolidated and combined statement of operations:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
	Transaction and Integration Related Costs	Stock-based Compensation Expense	Total
	(In thousands)
Cost of revenue	$—	$—	$—
Selling and marketing expense	7,430	24,416	31,846
General and administrative expense	36,120	83,420	119,540
Product development expense	551	14,230	14,781
Total	$44,101	$122,066	$166,167
NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30 (a)	Quarter Ended December 31(b)
	(In thousands, except per share data)
Year Ended December 31, 2017
Revenue	$150,745	$180,711	$181,717	$223,213
Cost of revenue	6,830	7,562	7,999	11,682
Operating income (loss)	1,388	(2,836)	(112,505)	(33,918)
Net earnings (loss)	25,887	(25)	(72,158)	(58,231)
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	26,613	254	(71,761)	(58,224)
Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings (loss) per share(c)	$0.06	$0.00	$(0.17)	$(0.12)
Diluted earnings (loss) per share(c)	$0.06	$0.00	$(0.17)	$(0.12)

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	(In thousands, except per share data)
Year Ended December 31, 2016
Revenue	$111,489	$130,173	$133,560	$123,668
Cost of revenue	5,994	6,745	6,826	6,293
Operating (loss) income	(514)	9,513	8,843	6,216
Net (loss) earnings	(1,244)	5,351	4,468	2,056
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	(677)	6,010	5,075	2,720
Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic (loss) earnings per share(c)	$(0.00)	$0.01	$0.01	$0.01
Diluted (loss) earnings per share(c)	$(0.00)	$0.01	$0.01	$0.01
_________________________________________________________________________

(a)
The third quarter of 2017 includes after-tax stock-based compensation expense of $59.4 million related primarily to the modification of previously issued HomeAdvisor vested awards, which were converted into ANGI Homeservices equity awards, and the acceleration of certain Angie’s List equity awards in connection with the Combination, as well as after-tax costs of $17.0 million related to the Combination.

(b)
The fourth quarter of 2017 includes after-tax stock-based compensation expense of $15.6 million related primarily to the modification of previously issued HomeAdvisor unvested awards, which were converted into ANGI Homeservices equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination, as well as after-tax costs of $13.8 million related to the Combination (including $7.6 million of deferred revenue write-offs).

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(c)	Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
Conclusion Regarding the Effectiveness of the Company's Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our CEO and our CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission ("SEC") for newly public companies. Under the rules and regulations of the SEC, we are not required to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002 until we file our annual report on Form 10-K for the year ending December 31, 2018.
Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to the definitive Proxy Statement to be used in connection with the ANGI Homeservices 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of ANGI Homeservices and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning ANGI Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2018 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to the ANGI Homeservices Code of Ethics is set forth under the caption "Part I-Item 1-Business-Description of Our Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2018 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation," "Director Compensation" and "Pay Ratio Disclosure," respectively, in the 2018 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2018 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of our Class A common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under our equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2018 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving ANGI Homeservices required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2018 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of our independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to us by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2018 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated and Combined Financial Statements of ANGI Homeservices

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated and Combined Balance Sheet as of December 31, 2017 and 2016.
Consolidated and Combined Statement of Operations for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated and Combined Statement of Comprehensive Operations for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated and Combined Statement of Shareholders' Equity for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated and Combined Statement of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.
Notes to Consolidated and Combined Financial Statements.
(2)   Consolidated and Combined Financial Statement Schedule of ANGI Homeservices

Schedule Number
II	Valuation and Qualifying Accounts.
All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated and Combined Financial Statements or the notes thereto, is not applicable or is not required.
(3) Exhibits
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
Annex B to the Proxy Statement/Prospectus of Angie's List, Inc. and ANGI Homeservices Inc., filed on August 30, 2017 pursuant to Rule 424(b)(3).
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.2	Amended and Restated Bylaws of ANGI Homeservices Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.1	Investor Rights Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.1	Contribution Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.2	Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.3	Tax Sharing Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.4	Employee Matters Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.5	ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.6	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.

10.7	Form of Notice and Terms and Conditions for Stock Options granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.8	Form of Terms and Conditions for Stock Appreciation Rights granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.2 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.9	Employment Agreement between Chris Terrill and ANGI Homeservices Inc., dated as of September 28, 2017.(2)	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.10	Employment Agreement between William B. Ridenour and ANGI Homeservices Inc., dated as of August 24, 2017.(2)	Exhibit 10.6 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.11	Employment Agreement between Craig Smith and ANGI Homeservices Inc., dated as of August 24, 2017.(2)	Exhibit 10.7 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.12	Employment Agreement between Allison Lowrie and ANGI Homeservices Inc., dated as of August 24, 2017.(2)	Exhibit 10.8 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.13	Credit Agreement, dated as of November 1, 2017, by and among ANGI Homeservices Inc., as Borrower, the Lenders party from time to time thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 2, 2017.
21.1	Subsidiaries of the Registrant as of December 31, 2017.(3)
23.1	Consent of Ernst & Young LLP.(3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
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

March 14, 2018	ANGI Homeservices Inc.
	By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2018:

Signature	Title

/s/ CHRIS TERRILL	Chief Executive Officer and Director
Chris Terrill

/s/ GLENN H. SCHIFFMAN	Chief Financial Officer and Director
Glenn H. Schiffman

/s/ MICHAEL H. SCHWERDTMAN	Vice President, Principal Accounting Officer
Michael H. Schwerdtman

/s/ JOSPEPH LEVIN	Chairman of the Board and Director
Joseph Levin

/s/ THOMAS R. EVANS	Director
Thomas R. Evans

/s/ ALESIA J. HAAS	Director
Alesia J. Haas

/s/ ANGELA R. HICKS BOWMAN	Director
Angela R. Hicks Bowman

/s/ MARK STEIN	Director
Mark Stein

/s/ SUZY WELCH	Director
Suzy Welch

/s/ GREGG WINIARSKI	Director
Gregg Winiarski

/s/ YILU ZHAO	Director
Yilu Zhao

Schedule II
ANGI HOMESERVICES INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2017
Allowance for doubtful accounts and revenue reserves	$9,177	$27,514	(a)	$271		$(27,699)	(b)	$9,263
Deferred tax valuation allowance	14,180	42,310	(c)	5,073	(d)	—		61,563

2016
Allowance for doubtful accounts and revenue reserves	$8,171	$17,425	(a)	$(56)		$(16,363)	(b)	$9,177
Deferred tax valuation allowance	12,696	2,384	(e)	(900)	(f)	—		14,180

2015
Allowance for doubtful accounts and revenue reserves	$6,861	$13,234	(a)	$(453)		$(11,471)	(b)	$8,171
Deferred tax valuation allowance	11,249	2,248	(e)	(801)	(f)	—		12,696
_________________________________________________________

(a)	Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(b)	Write-off of fully reserved accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible, primarily once 180 days past due.

(c)	Amount is primarily due to the establishment of foreign NOLs related to a recent acquisition.

(d)	Amount is related to acquired state NOLs and currency translation adjustments on foreign NOLs.

(e)	Amount is primarily related to federal and foreign NOLs.

(f)	Amount is related to currency translation adjustments on foreign NOLs.