Form 10-Q
period 2018-03-31
ANGI Homeservices Inc.
filed 2018-05-10
CIK 1705110

As filed with the Securities and Exchange Commission on May 10, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 4, 2018, the following shares of the registrant's common stock were outstanding:

Class A Common Stock	64,663,841
Class B Common Stock	415,884,757
Class C Common Stock	—
Total outstanding Common Stock	480,548,598
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 4, 2018 was $850,020,201. For the purpose of the foregoing calculation only, IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$228,744	$221,521
Accounts receivable, net of allowance and reserves of $11,908 and $9,263, respectively	35,866	28,085
Other current assets	54,778	12,772
Total current assets	319,388	262,378
Property and equipment, net of accumulated depreciation and amortization of $27,888 and $24,368, respectively	46,971	53,292
Goodwill	773,809	770,226
Intangible assets, net of accumulated amortization of $52,257 and $36,289, respectively	313,204	328,571
Deferred income taxes	46,115	50,723
Other non-current assets	8,134	2,072
TOTAL ASSETS	$1,507,621	$1,467,262
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Current portion of long-term debt—related party	—	816
Accounts payable	17,677	18,933
Deferred revenue	67,045	62,371
Accrued expenses and other current liabilities	70,533	75,171
Total current liabilities	169,005	171,041
Long-term debt, net	255,027	258,312
Long-term debt—related party, net	2,403	1,997
Deferred income taxes	5,298	5,626
Other long-term liabilities	6,923	5,892

Redeemable noncontrolling interests	22,655	21,300

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; 63,353 and 62,818 shares issued and outstanding, respectively	63	63
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 415,885 and 415,186 shares issued and outstanding, respectively	416	415
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,135,024	1,112,400
Accumulated deficit	(105,000)	(121,764)
Accumulated other comprehensive income	6,224	2,232
Total ANGI Homeservices Inc. shareholders' equity	1,036,727	993,346
Noncontrolling interests	9,583	9,748
Total shareholders' equity	1,046,310	1,003,094
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,507,621	$1,467,262
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Revenue	$255,311	$150,745
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	13,595	6,830
Selling and marketing expense	137,932	95,866
General and administrative expense	76,270	36,722
Product development expense	15,780	5,576
Depreciation	6,184	2,996
Amortization of intangibles	16,306	1,367
Total operating costs and expenses	266,067	149,357
Operating (loss) income	(10,756)	1,388
Interest expense—third party	(2,654)	—
Interest expense—related party	(45)	(1,592)
Other income, net	356	231
(Loss) earnings before income taxes	(13,099)	27
Income tax benefit	3,985	25,860
Net (loss) earnings	(9,114)	25,887
Net loss attributable to noncontrolling interests	229	726
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(8,885)	$26,613

Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic (loss) earnings per share	$(0.02)	$0.06
Diluted (loss) earnings per share	$(0.02)	$0.06

Stock-based compensation expense by function:
Cost of revenue	$1	$2
Selling and marketing expense	661	498
General and administrative expense	21,693	3,616
Product development expense	2,551	345
Total stock-based compensation expense	$24,906	$4,461

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net (loss) earnings	$(9,114)	$25,887
Other comprehensive income:
Change in foreign currency translation adjustment	4,504	1,007
Total other comprehensive income	4,504	1,007
Comprehensive (loss) income	(4,610)	26,894
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	229	726
Change in foreign currency translation adjustment attributable to noncontrolling interests	(512)	154
Comprehensive (income) loss attributable to noncontrolling interests	(283)	880
Comprehensive (loss) income attributable to ANGI Homeservices Inc. shareholders	$(4,893)	$27,774

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2018
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value					Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive Income			Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2017	$21,300	$63	62,818	$415	415,186	$—	—	$1,112,400	$(121,764)	$2,232	$993,346	$9,748	$1,003,094
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	—	—	25,649	—	25,649	—	25,649
Net loss	(111)	—	—	—	—	—	—	—	(8,885)	—	(8,885)	(118)	(9,003)
Other comprehensive income	375	—	—	—	—	—	—	—	—	3,992	3,992	137	4,129
Stock-based compensation expense	410	—	—	—	—	—	—	24,496	—	—	24,496	—	24,496
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	535	—	—	—	—	(1,143)	—	—	(1,143)	—	(1,143)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	699	—	—	(1)	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(269)	(269)
Adjustment of redeemable noncontrolling interests to fair value	643	—	—	—	—	—	—	(643)	—	—	(643)	—	(643)
Other	38	—	—	—	—	—	—	(85)	—	—	(85)	85	—
Balance as of March 31, 2018	$22,655	$63	63,353	$416	415,885	$—	—	$1,135,024	$(105,000)	$6,224	$1,036,727	$9,583	$1,046,310

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(9,114)	$25,887
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Stock-based compensation expense	24,906	4,461
Amortization of intangibles	16,306	1,367
Bad debt expense	9,434	5,899
Depreciation	6,184	2,996
Deferred income taxes	(4,178)	2,329
Other adjustments, net	(63)	55
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,650)	(14,457)
Other assets	(13,748)	(10,721)
Accounts payable and other liabilities	(5,329)	14,594
Income taxes payable and receivable	162	(28,509)
Deferred revenue	4,191	4,199
Net cash provided by operating activities	11,101	8,100
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(52,365)
Capital expenditures	(8,886)	(3,747)
Proceeds from sale of fixed assets	10,410	—
Net cash provided by (used in) investing activities	1,524	(56,112)
Cash flows from financing activities:
Principal payment on term loan	(3,438)	—
Proceeds from issuance of related party debt	—	51,855
Principal payments on related party debt	(618)	(2,838)
Proceeds from the exercise of stock options	1,752	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(2,925)	—
Transfers from IAC/InterActiveCorp for periods prior to the Combination	—	6,193
Purchase of noncontrolling interests	(234)	(12,259)
Other, net	39	—
Net cash (used in) provided by financing activities	(5,424)	42,951
Total cash provided (used)	7,201	(5,061)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22	659
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,223	(4,402)
Cash, cash equivalents, and restricted cash at beginning of period	221,521	46,925
Cash, cash equivalents, and restricted cash at end of period	$228,744	$42,523
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
ANGI Homeservices Inc. connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor® and Angie’s List®. Combined, these leading marketplaces allow homeowners to match, research, and connect on-demand to the largest network of service professionals either online, through our mobile apps, or by voice assistants. The network of service professionals across our platforms is supported by 15 million consumer reviews submitted on hundreds of thousands of professionals, collected over the course of 20 years. ANGI Homeservices owns and operates brands across eight countries.
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At March 31, 2018, IAC owned 86.8% and 98.5% of the economic and voting interest, respectively, of ANGI Homeservices.
As of March 31, 2018, the Company had a network of approximately 194,000 Marketplace Paying Service Professionals providing services in more than 500 categories and 400 discrete markets in the United States, ranging from simple home repairs to larger home remodeling projects. The Company generated approximately 5.0 million Marketplace Service Requests from consumers during the three months ended March 31, 2018. As of March 31, 2018, the Company also had approximately 41,000 Advertising Service Professionals.
The Company has two operating segments: (i) North America, which primarily includes HomeAdvisor's operations in the United States, Angie's List, mHelpDesk and HomeStars, and (ii) Europe, which includes Travaux.com, MyHammer, MyBuilder, Werkspot and Instapro.
All references to "ANGI Homeservices," the "Company," "ANGI," "we," "our" or "us" in this report are to ANGI Homeservices Inc.
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
The consolidated and combined financial statements reflect the allocation to ANGI Homeservices of certain IAC corporate expenses relating to the HomeAdvisor business based on the historical consolidated financial statements and accounting records of IAC through September 29, 2017. However, the allocations may not reflect the expenses that the Company may have incurred as a standalone public company for the periods presented. For the purpose of these financial statements, income taxes have been computed as if ANGI Homeservices filed on a standalone, separate tax return basis.
All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) ANGI Homeservices and (ii) IAC and its subsidiaries, with the exception of a promissory note payable to a foreign subsidiary of IAC, are considered to be effectively settled for cash at the time the transaction is recorded. The promissory note payable to a foreign subsidiary of IAC is included in “Long-term debt—related party” in the accompanying consolidated balance sheet. See "Note 11—Related Party Transactions with IAC" for additional information on transactions between ANGI Homeservices and IAC.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In the opinion of management, the assumptions underlying the historical consolidated and combined financial statements, including the basis on which certain corporate expenses have been allocated from IAC, are reasonable and the unaudited interim consolidated and combined financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated and combined financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
Recent accounting pronouncements
Accounting Pronouncements adopted by the Company
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The Company adopted ASU No. 2014-09 effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. The effect of the adoption of ASU No. 2014-09 is that commissions paid to employees pursuant to certain sales incentive programs, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional (also referred to as the estimated customer relationship period). These costs were expensed as incurred prior to January 1, 2018. The cumulative effect of the adoption of ASU No. 2014-09 was the establishment of a current and non-current asset for capitalized sales commissions of $29.7 million and $4.2 million, respectively, and a related deferred tax liability of $8.3 million, resulting in a net increase to retained earnings of $25.6 million on January 1, 2018.
The adoption of ASU No. 2014-09 is expected to reduce sales commissions expense for the year ending December 31, 2018 by approximately $13.0 million to $17.0 million. See "Note 2—Revenue Recognition" for additional information on the impact to the Company.
The Company's disaggregated revenue disclosures are presented in "Note 9—Segment information."
The following tables provide the impact of the adoption of ASU No. 2014-09 by segment under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as reported, and ASC 605, Revenue Recognition.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Revenue by segment:
North America	$236,026	$236,026	$—
Europe	19,285	19,285	—
Total	$255,311	$255,311	$—

	Three Months Ended March 31, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating expense by segment:
North America	$241,391	$247,431	$(6,040)
Europe	24,676	24,729	(53)
Total	$266,067	$272,160	$(6,093)

	Three Months Ended March 31, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating loss by segment:
North America	$(5,365)	$(11,405)	$6,040
Europe	(5,391)	(5,444)	53
Total	$(10,756)	$(16,849)	$6,093

	Three Months Ended March 31, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Net loss	$(9,114)	$(13,714)	$4,600
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires companies to explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents are combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. ASU No. 2016-18 also requires companies to disclose the nature of their restricted cash and restricted cash equivalents balances. Additionally, when cash, cash equivalents, restricted cash, and restricted cash equivalents are presented within different captions on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017. The Company's adoption of ASU No. 2016-18 effective January 1, 2018, on a retrospective basis, did not have a material effect on its consolidated and combined financial statements.
The only restricted cash held by the Company was $10.6 million at December 31, 2016, which was included in "Other assets" in the combined balance sheet and is now included in the beginning of the period balance in the statement of cash flows for the three months ended March 31, 2017. The restricted cash at December 31, 2016 comprised funds held in escrow for the MyHammer tender offer, which were returned to the Company in the first quarter of 2017.
Accounting Pronouncement not yet adopted by the Company

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach. The Company will adopt ASU No. 2016-02 effective January 1, 2019.
In March 2018, the FASB affirmed its proposal to provide transition relief under the new lease standard. The effective date of the transition guidance is expected to coincide with the effective date of ASU No. 2016-02. Companies that elect the new transition option will not have to adjust their comparative period financial statements for the effects of the new lease standard, or make the new required lease disclosures for periods before the effective date.
The Company is not a lessor, has no capitalized leases and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by the adoption of ASU No. 2016-02. The primary effect of the adoption of ASU No. 2016-02 will be the recognition of a right of use asset and related liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-02.
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

•	the Company has prepared summaries of its leases for input into the software package;

•	the Company is assessing the other inputs required in connection with the adoption of ASU No. 2016-02; and

•	the Company is developing its accounting policy, procedures and controls related to the new standard.
The Company does not expect to have a preliminary estimate of the right of use asset and related liability as of the adoption date until the third quarter of 2018.
NOTE 2—REVENUE RECOGNITION
General Revenue Recognition
The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to our customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods.
ANGI revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), and (ii) membership subscription fees paid by service professionals. Consumer connection revenue varies based upon several factors, including the service requested, type of match and geographic location of service. The Company’s consumer connection revenue is generated and recognized when an in-network service professional is delivered a consumer match. Membership subscription revenue from service professionals is initially deferred and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Consumer connection revenue is generally billed one week following a consumer match; with payment due upon receipt of invoice.
ANGI revenue is also derived from Angie's List (i) sales of time-based website, mobile and call center advertising to service professionals and (ii) membership subscription fees from consumers. Angie's List service professionals generally pay

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angie's List website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Angie's List prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
Transaction Price
The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for its services or goods, including amounts that are variable. The Company determines the total transaction price, including an estimate of any variable consideration, at contract inception and reassesses this estimate each reporting period.
The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net revenue or cost of revenue.
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASU No. 2014-09 applicable to such contracts and does not consider the time value of money.
Accounts Receivables, net of allowance for doubtful accounts and revenue reserves
Accounts receivable include amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivables that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation to the Company. The term between the Company issuance of and invoice and payment due date is not significant. The Company also maintains allowances to reserve for potential credits issued to service professionals or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Deferred Revenue
Deferred revenue consists of payments that are received or due in advance of the Company's performance. The Company’s liabilities are reported on a contract by contract basis at the end of each reporting period. The Company generally classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance as of January 1, 2018 is $64.1 million. During the three months ended March 31, 2018, the Company recognized $43.2 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The current and non-current deferred revenue balances at March 31, 2018 are $67.0 million and $1.3 million, respectively.
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers, which are directly observable or based on an estimate if not directly observable.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain costs, primarily commissions paid to employees pursuant to certain sales incentive programs, meet the requirements to be capitalized as a cost of obtaining a contract. Capitalized sales commissions are amortized over the estimated customer relationship period. The Company calculates the estimated customer relationship period as the average customer life, which is based on historical data. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2018, the Company recognized expense of $11.2 million related to the amortization of these costs. The contract asset balance at March 31, 2018 is $40.0 million.
Performance Obligations
As permitted under the practical expedient available under ASU No. 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.
NOTE 3—INCOME TAXES
ANGI Homeservices is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax benefit and provision have been computed for the Company on an as if standalone, separate return basis. ANGI Homeservices’ payments to IAC for its share of IAC’s consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated and combined statement of cash flows.
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
For the three months ended March 31, 2018, the Company recorded an income tax benefit of $4.0 million, which represents an effective income tax rate of 30%. The effective income tax rate for the three months ended March 31, 2018, is higher than the statutory rate of 21% due primarily to excess tax benefits generated by the settlement and exercise of stock-based awards and state taxes, partially offset by unbenefited foreign losses. For the three months ended March 31, 2017, the Company recorded an income tax benefit of $25.9 million due primarily to excess tax benefits generated by the settlement and exercise of stock-based awards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income earned by foreign subsidiaries. While the Company was able to make a reasonable estimate of the impacts of the Tax Act, certain amounts are provisional as the Company gathers additional data. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which was issued and adopted by the Company in March 2018.  In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels. No adjustment was made in the three months ended March 31, 2018 to the Company’s provisional tax expense.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2012, which includes the operations of the HomeAdvisor business. The statute of limitations for the years 2010 through 2012 has been extended to June 30, 2019, and the statute of limitations for the year 2013 has been extended to March 31, 2019. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2018 and December 31, 2017, unrecognized tax benefits, including interest, are $1.6 million and $1.5 million, respectively, for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at March 31, 2018 are subsequently recognized, income tax provision would be reduced by $1.6 million. The comparable amount as of December 31, 2017 is $1.5 million.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of March 31, 2018, the Company has a gross deferred tax asset of $80.1 million that the Company expects to fully utilize on a more likely than not basis. However, the tax sharing agreement between ANGI Homeservices and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to ANGI Homeservices, entitlement to refunds, allocation of tax attributes and other matters. Any differences between taxes currently due or receivable under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis are reflected as adjustments to additional paid-in capital.
NOTE 4—BUSINESS COMBINATIONS
Angie's List Combination
Through the Combination, the Company acquired 100% of the common stock of Angie's List on September 29, 2017 for a total purchase price valued at $781.4 million.
HomeStars Acquisition
The Company acquired a 90% voting interest in HomeStars on February 8, 2017. The purchase price was $16.6 CAD million (or $12.7 million) in cash. In connection with the acquisition, the Company measured and recorded the acquisition date fair value of the 10% noncontrolling interest in HomeStars, which totaled $1.9 CAD million (or $1.4 million).
MyBuilder Acquisition
The Company acquired a 75% voting interest in MyBuilder Limited on March 24, 2017. The purchase price was £32.6 million (or $40.7 million) in cash. In connection with the acquisition, the Company measured and recorded the acquisition date fair value of the 25% noncontrolling interest in MyBuilder, which totaled £10.7 million (or $13.3 million).
MyHammer Acquisition
On November 3, 2016, the Company acquired a 70% voting interest in MyHammer. The purchase price was €17.7 million (or $19.7 million) in cash. In connection with the acquisition, the Company measured and recorded the acquisition date fair value of the 30% noncontrolling interest in MyHammer, which totaled €9.4 million (or $10.4 million). At March 31, 2018, the Company's ownership stake in MyHammer is 81.6%.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the combined results of the Company and Angie's List, HomeStars, MyBuilder and MyHammer as if these acquisitions had occurred on January 1, 2016. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisitions actually occurred on January 1, 2016. For the three months ended March 31, 2017, pro forma adjustments include increases in stock-based compensation expense of $14.7 million and amortization of intangibles of $12.3 million.

Three Months Ended March 31, 2017
(In thousands, except per share data)
Revenue	$226,698
Net earnings attributable to ANGI Homeservices Inc. shareholders	$16,520
Basic earnings per share attributable to ANGI Homeservices Inc. shareholders	$0.04
Diluted earnings per share attributable to ANGI Homeservices Inc. shareholders	$0.04
NOTE 5—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

•	Level 1: Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.

•
Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2018
	Quoted market prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total fair value measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$208,295	$—	$—	$208,295
Certificates of deposit	—	4,797	—	4,797
Total	$208,295	$4,797	$—	$213,092

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Quoted market prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total fair value measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$189,207	$—	$—	$189,207
Treasury discount notes	500	—	—	500
Certificates of deposit	—	6,195	—	6,195
Total	$189,707	$6,195	$—	$195,902
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long term debt	$(13,750)	$(13,836)	$(13,750)	$(13,802)
Long-term debt, net	(255,027)	(259,424)	(258,312)	(262,230)
Current portion of long-term debt—related party	—	—	(816)	(837)
Long-term debt—related party, net	(2,403)	(2,652)	(1,997)	(2,048)
The fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. The fair value of long-term debt—related party, including the current portion, is based on Level 3 inputs and is estimated by discounting the future cash flows based on current market conditions.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2018	December 31, 2017
	(In thousands)
Term Loan due November 1, 2022	$271,563	$275,000
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,786	2,938
Total long-term debt, net	$255,027	$258,312
See "Note 11—Related Party Transactions with IAC" for a description of related-party long-term debt.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

At March 31, 2018, the outstanding balance of the five-year term loan facility ("Term Loan") was $271.6 million. At March 31, 2018, the Term Loan bears interest at LIBOR plus 2.00%, which is subject to change in future periods based on the Company's consolidated net leverage ratio, or 3.78%. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required.
The provisions of the Term Loan require the Company to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the credit agreement). There are additional covenants under the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. The Term Loan is guaranteed by the Company's wholly-owned material domestic subsidiaries and is secured by substantially all assets of the Company and the guarantors, subject to certain exceptions.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2018 and 2017, the Company's accumulated other comprehensive income (loss) relates to foreign currency translation adjustments, which is presented in the table below.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance at January 1	$2,232	$(1,721)
Other comprehensive income before reclassifications	3,853	1,161
Amounts reclassified to earnings	139	—
Net current period other comprehensive income	3,992	1,161
Balance at March 31	$6,224	$(560)
The amount reclassified out of accumulated other comprehensive income into earnings for the three months ended March 31, 2018 relates to the liquidation of an international subsidiary.
At March 31, 2018 and 2017, there was no tax benefit or provision on the accumulated other comprehensive income (loss).
NOTE 8—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to ANGI Homeservices shareholders:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(9,114)	$(9,114)	$25,887	$25,887
Net loss attributable to noncontrolling interests	229	229	726	726
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(8,885)	$(8,885)	$26,613	$26,613

Denominator:
Weighted average basic shares outstanding	478,309	478,309	414,754	414,754
Dilutive securities including stock appreciation rights, stock options, RSUs and subsidiary denominated equity awards (a)	—	—	—	—
Denominator for earnings per share—weighted average shares (b)	478,309	478,309	414,754	414,754

(Loss) earnings per share attributable to ANGI Homeservices Inc. shareholders:
(Loss) earnings per share	$(0.02)	$(0.02)	$0.06	$0.06
________________________

(a)
For the three months ended March 31, 2018, the Company had a loss from operations and as a result, approximately 50.8 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute diluted earnings per share amounts.

(b)	The Company computed basic and diluted earnings per share for the three months ended March 31, 2017 using the shares issued to IAC for the contribution of the HomeAdvisor business.
NOTE 9—SEGMENT INFORMATION
The overall concept that ANGI employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services or products offered or the target market.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue:
North America	$236,026	$138,072
Europe	19,285	12,673
Total	$255,311	$150,745

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating (Loss) Income:
North America	$(5,365)	$6,424
Europe	(5,391)	(5,036)
Total	$(10,756)	$1,388

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Adjusted EBITDA(a):
North America	$39,605	$14,184
Europe	(2,965)	(3,972)
Total	$36,640	$10,212
___________________________

(a)
The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments, and this measure is one of the primary metrics on which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations in that it does not take into account the impact to ANGI Homeservices Inc.'s statement of operations of certain expenses.

The following table presents revenue disaggregated by service for the Company's reportable segments:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
North America
Marketplace:
Consumer connection revenue(b)	$149,060	$116,000
Membership subscription revenue	15,627	12,752
Other revenue	921	892
Marketplace revenue	165,608	129,644
Advertising & Other revenue(c)	70,418	8,428
Total North America revenue	236,026	138,072
Europe
Consumer connection revenue(b)	14,367	8,465
Membership subscription revenue	4,671	4,006
Advertising and other revenue	247	202
Total Europe revenue	19,285	12,673
Total revenue	$255,311	$150,745
___________________________

(b)	Fees paid by service professionals for consumer matches.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(c)
Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars and Felix.

Geographic information about revenue and long-lived assets is presented below. Revenue by geography is based on where the customer is located.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue
United States	$233,475	$137,466
All other countries	21,836	13,279
Total	$255,311	$150,745

	March 31, 2018	December 31, 2017
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$42,420	$49,356
All other countries	4,551	3,936
Total	$46,971	$53,292
The following tables reconcile operating (loss) income for the Company’s reportable segments and net (loss) earnings attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2018
	Operating loss	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$(5,365)	$24,575	$5,574	$14,821	$39,605
Europe	(5,391)	$331	$610	$1,485	$(2,965)
Operating loss	(10,756)
Interest expense—third party	(2,654)
Interest expense—related party	(45)
Other income, net	356
Loss before income taxes	(13,099)
Income tax benefit	3,985
Net loss	(9,114)
Net loss attributable to noncontrolling interests	229
Net loss attributable to ANGI Homeservices Inc. shareholders	$(8,885)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2017
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$6,424	$4,001	$2,885	$874	$14,184
Europe	(5,036)	$460	$111	$493	$(3,972)
Operating income	1,388
Interest expense—related party	(1,592)
Other income, net	231
Earnings before income taxes	27
Income tax benefit	25,860
Net earnings	25,887
Net loss attributable to noncontrolling interests	726
Net earnings attributable to ANGI Homeservices Inc. shareholders	$26,613
NOTE 10—CONTINGENCIES
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
NOTE 11—RELATED PARTY TRANSACTIONS WITH IAC
For periods prior to the Combination, the Company’s combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on the HomeAdvisor business' revenue as a percentage of IAC’s total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, was $1.4 million for the three months ended March 31, 2017 and is included in “General and administrative expense” in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the HomeAdvisor business operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, 2018, 0.7 million shares of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees.
For the three months ended March 31, 2018, the Company was charged $1.5 million by IAC for services rendered pursuant to the services agreement which was paid in full by the Company at March 31, 2018. At December 31, 2017, the Company had outstanding payables due to IAC of $0.4 million pursuant to the services agreement and $2.0 million related primarily to transaction related costs incurred in connection with the Combination. These amounts were paid in full during the first quarter of 2018.
Long-term debt—related party
Immediately prior to the Combination, the Company, through a foreign subsidiary, sold a promissory note due December 31, 2020 in the amount of €2.4 million to a foreign subsidiary of IAC. The amount outstanding on the promissory note at March 31, 2018 and December 31, 2017 is €1.9 million and €2.4 million ($2.4 million and $2.8 million), respectively.
NOTE 12—TRANSACTION AND INTEGRATION RELATED COSTS IN CONNECTION WITH THE COMBINATION
During the three months ended March 31, 2018, the Company incurred $2.5 million in costs related to the Combination (including severance, retention and integration related costs) as well as a deferred revenue write-off of $2.8 million. The Company also incurred $19.1 million in stock-based compensation expense during the three months ended March 31, 2018 related to the modification of previously issued HomeAdvisor equity awards and the expense related to previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of expense related to certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination.
A summary of the costs incurred, payments made and the related accrual is presented below.

Three Months Ended March 31, 2018
(In thousands)
Integration related costs	$2,504
Stock-based compensation expense	19,106
Total	$21,610

Three Months Ended March 31, 2018
(In thousands)
Accrual as of January 1	$8,480
Charges incurred	2,504
Payments made	(8,214)
Accrual as of March 31	$2,770

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The costs are allocated as follows in the accompanying consolidated statement of operations:

	Three Months Ended March 31, 2018
	Integration Related Costs	Stock-based Compensation Expense	Total
	(In thousands)
Cost of revenue	$—	$—	$—
Selling and marketing expense	—	410	410
General and administrative expense	2,504	16,704	19,208
Product development expense	—	1,992	1,992
Total	$2,504	$19,106	$21,610

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
ANGI Homeservices Inc. ("ANGI Homeservices," the "Company," "ANGI," "we," "our," or "us") connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor® and Angie’s List®. Combined, these leading marketplaces allow homeowners to match, research, and connect on-demand to the largest network of service professionals either online, through our mobile apps, or by voice assistants. The network of service professionals across our platforms is supported by 15 million consumer reviews submitted on hundreds of thousands of professionals, collected over the course of 20 years. ANGI Homeservices owns and operates brands across eight countries.
The Company has two operating segments: (i) North America, which primarily includes HomeAdvisor's operations in the United States, Angie's List, mHelpDesk and HomeStars, and (ii) Europe, which includes Travaux.com, MyHammer, MyBuilder, Werkspot and Instapro.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Operating Metrics:
In connection with the management of our businesses we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our business are set forth below:

•
Marketplace Revenue includes revenue from the HomeAdvisor domestic marketplace service, including consumer connection revenue for consumer matches and membership subscription revenue from service professionals. It excludes other operating subsidiaries within the North America segment.

•
Advertising & Other Revenue includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk, HomeStars and Felix.

•	Marketplace Service Requests are fully completed and submitted domestic customer service requests to HomeAdvisor.

•
Marketplace Paying Service Professionals (“Marketplace Paying SPs”) are the number of HomeAdvisor domestic service professionals that had an active subscription and/or paid for consumer matches in the last month of the period.

•	Advertising Service Professionals are the total number of Angie’s List service professionals under contract for advertising at the end of the period.
Components of Results of Operations
Revenue
Marketplace Revenue is primarily derived from (i) consumer connection revenue, which includes fees paid by service professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), and (ii) membership subscription fees paid by service professionals. Consumer connection revenue varies based upon several factors, including the service requested, type of match and geographic location of service. Effective with the Combination (described below), revenue is also derived from Angie's List (i) sales of time-based website, mobile and call center advertising to service professionals and (ii) membership subscription fees from consumers.
Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs, credit card processing fees, costs associated with publishing and distributing the Angie's List Magazine and hosting fees. Traffic acquisition costs include amounts based on revenue share arrangements.

•
Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to our brands, compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing and sales support and software license and maintenance costs.

•
General and administrative expense - consists primarily of compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, fees for professional services, bad debt expense, facilities costs and software license and maintenance costs. Our customer service function includes personnel who operate our call centers and provide support to our service professionals and consumers.

•
Product development expense - consists primarily of compensation (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and software license and maintenance costs.

Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA.
The Combination
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At March 31, 2018, IAC owned 86.8% and 98.5% of the economic and voting interest, respectively, of ANGI Homeservices. During the three months ended March 31, 2018, the Company incurred $2.5 million in costs related to this transaction (including severance, retention and integration related costs) as well as a deferred revenue write-off of $2.8 million. The Company expects the remaining aggregate amount of transaction-related expenses, including the deferred revenue write-off, during 2018 to be approximately $5 million. The Company also incurred $19.1 million in stock-based compensation expense during the three months ended March 31, 2018 related to the modification of previously issued HomeAdvisor equity awards and the expense related to previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of expense related to certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. Stock-based compensation expense arising from the Combination is expected to be approximately $50 million for the remainder of 2018, and approximately $40 million in 2019 and $25 million in 2020.
First Quarter 2018 Consolidated Results
For the three months ended March 31, 2018, the Company delivered $104.6 million, or 69% revenue growth. Despite the revenue increase, operating income decreased $12.1 million to an operating loss of $10.8 million in 2018 while Adjusted EBITDA increased $26.4 million, or 259%. Revenue growth was primarily driven by a full quarter contribution from Angie’s List of $57.9 million, which reflects the write-off of deferred revenue due to the Combination of $2.8 million; $36.0 million, or 28%, Marketplace growth; and $6.6 million, or 52%, growth in Europe. Operating income decreased primarily due to an increase of $20.4 million in stock-based compensation expense due primarily to modification and acceleration charges of $19.1 related to the Combination, an increase of $14.9 million in amortization of intangibles principally due to the Combination and an increase of $3.2 million in depreciation. Adjusted EBITDA increased primarily due to an increase of $104.6 million in revenue, partially offset by an increase in marketing expense of $27.2 million, higher compensation expense due, in part, to increased headcount and the inclusion in 2018 of $2.5 million in costs related to the Combination (including severance, retention and integration related costs) and increases of $6.8 million in cost of revenue, $4.8 million in software license and maintenance costs, $3.5 million in bad debt expense, and $1.1 million in outsourced customer service expense. Operating loss and Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $6.1 million due to the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers on January 1, 2018. As a result of the adoption of ASU No. 2014-09, sales commissions, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional; these costs were expensed as incurred prior to January 1, 2018.

Other events affecting year-over-year comparability that occurred prior to 2018 include the acquisitions of controlling interests in HomeStars Inc. ("HomeStars") on February 8, 2017 (reflected in the North America segment) and MyBuilder Limited ("MyBuilder") on March 24, 2017 (reflected in the Europe segment).

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017
Revenue

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Amounts in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$149,060	$33,060	29%	$116,000
Membership subscription revenue	15,627	2,875	23%	12,752
Other revenue	921	29	3%	892
Total Marketplace Revenue	165,608	35,964	28%	129,644
Advertising & Other Revenue	70,418	61,990	736%	8,428
North America	236,026	97,954	71%	138,072
Europe	19,285	6,612	52%	12,673
Total Revenue	$255,311	$104,566	69%	$150,745

Percentage of Total Revenue:
North America	92%			92%
Europe	8%			8%
Total Revenue	100%			100%

Operating metrics:
Marketplace Service Requests	5,031	1,375	38%	3,656
Marketplace Paying SPs	194	38	24%	156
Advertising Service Professionals	41	NA	NA	NA
________________________
NA = Not applicable
North America revenue increased $98.0 million, or 71%, due to increases of $62.0 million, or 736%, in Advertising & Other Revenue and $36.0 million, or 28%, in Marketplace Revenue. The increase in Advertising & Other Revenue includes $57.9 million from Angie's List in 2018, which reflects the write-off of deferred revenue due to the Combination of $2.8 million. The increase in Marketplace Revenue is due to an increase of $33.1 million, or 29%, in consumer connection revenue, which was driven by a 38% increase in Marketplace Service Requests to 5.0 million and an increase of $2.9 million, or 23%, in membership subscription revenue due to a 24% increase in Marketplace Paying SPs to 194,000.
Europe revenue grew $6.6 million, or 52%, driven by the acquisition of a controlling interest in MyBuilder on March 24, 2017, as well as organic growth across other regions.
Cost of revenue

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$13,595	$6,765	99%	$6,830
Percentage of revenue	5%			5%
North America cost of revenue increased $6.4 million, or 95%, driven by an increase of $2.0 million in credit card processing fees, due to $1.3 million from the inclusion of Angie's List and higher Marketplace Revenue, $1.7 million in costs associated with publishing and distributing the Angie's List Magazine, and increases of $1.6 million in traffic acquisition costs and $0.8 million in hosting fees, principally from the inclusion of Angie's List.
Europe cost of revenue increased $0.4 million, or 592%, driven by an increase of $0.2 million in hosting fees.
Selling and marketing expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$137,932	$42,066	44%	$95,866
Percentage of revenue	54%			64%
North America selling and marketing expense increased $38.9 million, or 45%, driven by increases in marketing expense of $25.3 million and compensation expense of $11.1 million, both reflecting the impact from the inclusion of Angie's List. The increase in marketing expense is due primarily to increased investments in online marketing and television spend. Compensation expense increased due primarily to growth in the sales force. Compensation expense in 2018 also reflects a reduction in sales commissions expense of $6.0 million due to the adoption of ASU No. 2014-09.
Europe selling and marketing expense increased $3.2 million, or 33%, driven by $2.1 million of expense from the inclusion of MyBuilder, principally related to marketing, and an increase in compensation expense of $0.7 million due, in part, to an increase in the sales force.
General and administrative expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$76,270	$39,548	108%	$36,722
Percentage of revenue	30%			24%
North America general and administrative expense increased $39.0 million, or 130%, due primarily to higher compensation expense of $29.6 million. The increase in compensation expense is due principally to an increase of $18.2 million in stock-based compensation expense, an increase in headcount from business growth reflecting the impact of Angie's List and the inclusion of $1.9 million in severance and retention costs in 2018 related to the Combination. The increase in stock-based compensation expense arising from the Combination includes $12.6 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards and $4.1 million in expense related to previously issued Angie's List equity awards including the acceleration of expense related to certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. North America general and administrative expense also includes increases of $3.4 million in bad debt expense, due to higher Marketplace Revenue, $2.3 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List, and $1.1 million in outsourced customer service expense.
Europe general and administrative expense increased $0.5 million, or 8%, due primarily to $1.0 million of expense from the inclusion of MyBuilder and an increase of $0.2 million in compensation expense due, in part, to increased headcount, partially offset by the inclusion in 2017 of $0.7 million of transaction-related costs primarily related to the acquisition of MyBuilder.
Product development expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$15,780	$10,204	183%	$5,576
Percentage of revenue	6%			4%

North America product development expense increased $8.8 million, or 184%, due primarily to an increase in compensation expense of $6.8 million and an increase in software license and maintenance costs of $1.4 million, reflecting the impact from the inclusion of Angie's List. The increase in compensation expense is due primarily to increased headcount as well as an increase of $2.2 million in stock-based compensation expense due principally to the modification and acceleration charges related to the Combination.
Europe product development expense increased $1.4 million, or 180%, due to an increase of $0.7 million in compensation expense due, in part, to increased headcount, $0.3 million of expense from the inclusion of MyBuilder and an increase in software license and maintenance costs of $0.2 million.
Depreciation

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$6,184	$3,188	106%	$2,996
Percentage of revenue	2%			2%
North America depreciation increased $2.7 million, or 93%, of which $1.3 million was from the inclusion of Angie's List, and Europe depreciation increased $0.5 million, or 452% due primarily to increased depreciation related to continued growth, including internally developed capitalized software to support our products and services that was placed in service since March 31, 2017.
Operating (loss) income

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Operating (loss) income	$(10,756)	$(12,144)	NM	$1,388
Percentage of revenue	(4)%			1%
________________________
NM = Not meaningful
North America operating income decreased $11.8 million to an operating loss of $5.4 million in 2018 versus operating income of $6.4 million in 2017, despite an increase of $25.4 million in Adjusted EBITDA described below, primarily due to increases of $20.6 million in stock-based compensation expense, $13.9 million in amortization of intangibles and $2.7 million in depreciation. The increase in stock-based compensation expense was due primarily to modification and acceleration charges of $19.1 million related to the Combination. The increase in amortization of intangibles was due principally to the Combination.
Europe operating loss increased $0.4 million, or 7%, despite a reduction in Adjusted EBITDA loss of $1.0 million described below, primarily due to increases of $1.0 million in amortization of intangibles and $0.5 million in depreciation, partially offset by a decrease in stock-based compensation expense of $0.1 million. The increase in amortization of intangibles was due to the acquisition of MyBuilder.
Operating loss in 2018 benefited from a reduction in sales commissions expense of $6.1 million, $6.0 million for North America and $0.1 million for Europe, due to the adoption of ASU No. 2014-09 on January 1, 2018.
At March 31, 2018, there was $157.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Adjusted EBITDA

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Adjusted EBITDA	$36,640	$26,428	259%	$10,212
Percentage of revenue	14%			7%
For a reconciliation of operating (loss) income for the Company's reportable segments and net (loss) earnings attributable to ANGI Homeservices Inc.'s shareholders to Adjusted EBITDA, see "Note 9—Segment Information" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
North America Adjusted EBITDA increased $25.4 million, or 179%, due primarily to an increase of $98.0 million in revenue, which reflects the write-off of deferred revenue related to the Combination of $2.8 million, partially offset by an increase in marketing expense of $25.3 million, higher compensation expense due, in part, to increased headcount, the inclusion in 2018 of $2.5 million in costs related to the Combination (including severance, retention and integration related costs) and, as described above, increases of $6.4 million in cost of revenue, $4.7 million in software license and maintenance costs, $3.4 million in bad debt expense, and $1.1 million in outsourced customer service expense.
Europe Adjusted EBITDA loss decreased $1.0 million, or 25%, due primarily to an increase of $6.6 million in revenue, of which $4.1 million was from MyBuilder, partially offset by higher compensation expense of $2.8 million primarily due to increased organic headcount and increased investment in marketing of $2.0 million primarily related to the acquisition of MyBuilder.
Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $6.1 million, $6.0 million for North America and $0.1 million for Europe, due to the adoption of ASU No. 2014-09 on January 1, 2018.
Interest expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense—third party	$2,654	$2,654	NA	$—
Interest expense—related party	45	(1,547)	(97)%	1,592
Interest expense—third party relates to interest on the Term Loan, which commenced on November 1, 2017.
Interest expense—related party includes interest charged by IAC and its subsidiaries on related party notes, which were primarily related to acquisitions. All related party notes were settled prior to the Combination, with the exception of a promissory note payable to a foreign subsidiary of IAC.
Other income, net

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income, net	$356	$125	54%	$231
Other income, net in 2018 includes third party interest income of $0.7 million, partially offset by net foreign currency exchange losses of $0.3 million.
Other income, net in 2017 principally includes net foreign currency exchange gains.

Income tax benefit

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax benefit	$3,985	$(21,875)	(85)%	$25,860
Effective income tax rate	30%			NM
In 2018, the effective income tax rate is higher than the statutory rate of 21% due primarily to excess tax benefits generated by the settlement and exercise of stock-based awards and state taxes, partially offset by unbenefited foreign losses.
The 2017 income tax benefit is due primarily to excess tax benefits generated by the settlement and exercise of stock-based awards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income earned by foreign subsidiaries.  While the Company was able to make a reasonable estimate of the impacts of the Tax Act, certain amounts are provisional as the Company gathers additional data.  Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which was issued and adopted by the Company in March 2018.  In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels.  No adjustment was made in the three months ended March 31, 2018 to the Company’s provisional tax expense.
For further details of income tax matters, see "Note 3—Income Taxes" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Net loss attributable to noncontrolling interests
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in our consolidated and combined financial statements.

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$229	$(497)	(68)%	$726
Net loss attributable to noncontrolling interests in 2018 represents the net losses attributable to the noncontrolling interests in MyHammer, mHelpDesk and HomeStars, partially offset by net earnings attributable to the noncontrolling interest in MyBuilder.
Net loss attributable to noncontrolling interests in 2017 represents the net losses attributable to the noncontrolling interests in mHelpDesk, HomeStars and MyHammer.

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
Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments, and this measure is one of the primary metrics on which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated and combined statement of operations of certain expenses.
For a reconciliation of operating (loss) income by reportable segment and net (loss) earnings attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA for the three months ended March 31, 2018 and 2017, see "Note 9—Segment Information" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Non-cash expenses that are excluded from Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions (including the Combination), of stock options, stock appreciation rights, restricted stock units, or RSUs, and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs are included only to the extent the applicable performance condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent stock-based awards are settled on a net basis, the Company remits the required tax-withholding amounts from its current funds.
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

Financial Position, Liquidity and Capital Resources
Financial position

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents:
United States	$222,162	$214,803
All other countries(a)	6,582	6,718
Total cash and cash equivalents	$228,744	$221,521

Long-term debt—third party
Term Loan due November 1, 2022	$271,563	$275,000
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,786	2,938
Total long-term debt—third party, net	$255,027	$258,312

Long-term debt—related party
Other	2,403	2,813
Less: current portion of long-term debt—related party	—	816
Total long-term debt—related party, net	$2,403	$1,997
_________________________________________________________________________

(a)	If needed for U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without significant tax consequences.
For a detailed description of long-term debt—net, see "Note 6—Long-term Debt" and for a detailed description of long-term debt—related party, see "Note 11—Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Cash flow information
In summary, the Company's cash flows are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$11,101	$8,100
Investing activities	1,524	(56,112)
Financing activities	(5,424)	42,951
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, amortization of intangibles, bad debt expense, depreciation and deferred income taxes.
2018
Adjustments to earnings consist primarily of $24.9 million of stock-based compensation expense, $16.3 million of amortization of intangibles, $9.4 million of bad debt expense and $6.2 million of depreciation, partially offset by $4.2 million of deferred income taxes. The deferred income tax benefit primarily relates to stock-based compensation expense. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $17.7 million, an increase in other assets of $13.7 million and a decrease in accounts payable and other liabilities of $5.3 million, partially offset by an increase in deferred revenue of $4.2 million. The increase in accounts receivable is primarily due to revenue growth in North

America. The increase in other assets is due to increases in capitalized sales commissions, prepaid marketing and prepaid software license and maintenance costs. The decrease in accounts payable and other liabilities is primarily due to a decrease in accrued employee compensation and benefits mainly related to the payment of 2017 cash bonuses in 2018, partially offset by an increase in accrued advertising. The increase in deferred revenue is due mainly to growth in subscription sales to service professionals.
Net cash provided by investing activities includes $10.4 million in net proceeds from the sale of Angie's List's campus located in Indianapolis, partially offset by $8.9 million of capital expenditures, primarily related to investments in the development of capitalized software to support the Company's products and services, leasehold improvements and computer hardware.
Net cash used in financing activities includes a $3.4 million principal payment on the Term Loan and $2.9 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, partially offset by $1.8 million in proceeds from the exercise of ANGI stock options.
2017
Adjustments to earnings consist primarily of $5.9 million of bad debt expense, $4.5 million of stock-based compensation expense, $3.0 million of depreciation and $2.3 million of deferred income taxes. The deferred income tax provision primarily relates to the settlement and exercise of stock-based awards. The decrease from changes in working capital consists primarily of a decrease in income taxes payable and receivable of $28.5 million, an increase in accounts receivable of $14.5 million, an increase in other assets of $10.7 million, partially offset by an increase of $14.6 million in accounts payable and other liabilities and an increase in deferred revenue of $4.2 million. The decrease in income taxes payable and receivable primarily relates to the settlement and exercise of stock-based awards. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in other assets is due to an increase in prepaid marketing. The increase in accounts payable and other liabilities is due to an increase in accrued advertising. The increase in deferred revenue is due to growth in subscription sales to service professionals.
Net cash used in investing activities includes $52.4 million of cash used for the acquisitions of controlling interests in MyBuilder and HomeStars, and capital expenditures of $3.7 million, primarily related to investments in the development of capitalized software to support the Company's products and services and computer hardware.
Net cash provided by financing activities includes proceeds from the borrowings of related party debt of $51.9 million to fund the acquisitions of controlling interests in MyBuilder and HomeStars and cash transfers of $6.2 million from IAC pursuant to IAC’s centrally managed U.S. treasury management function, partially offset by the purchase of noncontrolling interests of $12.3 million and principal payments on related party debt of $2.8 million.
Liquidity and capital resources
In periods prior to the Combination, the Company received funding from IAC, including loans from certain IAC foreign subsidiaries, the proceeds of which were primarily used to fund acquisitions.
All outstanding long-term debt—related party amounts due between certain IAC subsidiaries and the HomeAdvisor business were settled prior to the completion of the Combination, with the exception of a promissory note payable to a foreign subsidiary of IAC, which at March 31, 2018 was €1.9 million ($2.4 million).
On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility ("Term Loan"). The Term Loan is guaranteed by the Company's wholly-owned material domestic subsidiaries and is secured by substantially all assets of the Company and the guarantors, subject to certain exceptions. At March 31, 2018, the Term Loan bears interest at LIBOR plus 2.00%, which is subject to change in future periods based on ANGI Homeservices' consolidated net leverage ratio, or 3.78%. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required.
In connection with the Combination, previously issued stock appreciation rights related to common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable in Class A shares of ANGI. IAC may require those awards to be settled in either shares of IAC common stock or in Class A shares of the Company's common stock and, to the extent shares of IAC common stock are issued in settlement, the Company will reimburse IAC for the cost of those shares by issuing to IAC additional Class A shares of the Company's common stock. Assuming all vested and unvested converted stock appreciation rights outstanding on March 31, 2018, which can only be exercised on a net basis, were exercised on that date, 17.4 million Class A shares of the Company's common stock would have been issued either (i) to IAC as reimbursement if the awards were settled in IAC shares or (ii) directly to award holders if IAC did not exercise its right to settle these awards in IAC shares. In either case, the Company would have remitted $236.1 million in cash in withholding taxes (assuming a 50% withholding rate) on behalf of the employees.
The Company believes its existing cash, cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the foreseeable future. The Company's 2018 capital expenditures are expected to be higher than 2017 by approximately 65%, driven, in part, by investments in its new corporate headquarters in Denver and expansion of office space in Indianapolis, and the development of capitalized software to support the Company's products and services. The Company's liquidity could be negatively affected by a decrease in demand for its products and services. The Company expects the Tax Act to favorably impact its future liquidity, primarily as a result of a reduction in the corporate tax rate from 35% to 21%, which will lower its effective tax rate and annual tax liability.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if its leverage ratio (as defined in the Term Loan) exceeds the ratios set forth in the Term Loan.
At March 31, 2018, IAC holds Class B shares of ANGI Homeservices which represent 86.8% of the economic interest and 98.5% of the voting interest of ANGI Homeservices. As a result, IAC has the ability to control ANGI Homeservices’ financing activities, including the issuance of additional debt and equity securities by ANGI Homeservices or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI Homeservices is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI Homeservices’ capital stock and its representation on the ANGI Homeservices board of directors. Additional financing may not be available on terms favorable to the Company or at all.

Contractual Obligations
At March 31, 2018, there have been no material changes to the Company's contractual obligations and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2018, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to the Company's future financial performance, business prospects and strategy, anticipated trends and prospects in home services industry, expected synergies and other benefits to be realized following the Combination and other similar matters. These forward-looking statements are based on Company management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to compete effectively against current and future competitors, (ii) the failure or delay of the home services market to migrate online, (iii) adverse economic events or trends, particularly those that adversely impact consumer confidence and spending behavior, (iv) our ability to establish and maintain relationships with quality service professionals, (v) our ability to build, maintain and/or enhance our various brands, (vi) our ability to market our various products and services in a successful and cost-effective manner, (vii) our continued ability to communicate with consumers and service professionals via e-mail or an effective alternative means of communication, (viii) our ability to introduce new and enhanced products and services that resonate with consumers and service professionals and that we are able to effectively monetize, (ix) our ability to realize the expected benefits of the Combination within the anticipated time frames or at all, (x) the integrity, efficiency and scalability of our technology systems and infrastructures (and those of third parties) and our ability to enhance, expand and adapt our technology systems and infrastructures in a timely and cost-effective manner, (xi) our ability to protect our systems from cyberattacks and to protect personal and confidential user information, (xii) the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, (xiii) our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties, (xiv) our ability to operate (and expand into) international markets successfully, (xv) operational and financial risks relating to acquisitions, (xvi) changes in key personnel, (xvii) increased costs and strain on our management as a result of operating as a new public company, (xviii) adverse litigation outcomes and (xix) various risks related to our relationship with IAC and our outstanding indebtedness. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Other unknown or unpredictable factors that could also adversely affect our business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Company management as of the date of this quarterly report. We do not undertake to update these forward-looking statements.
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

Pursuant to the Employee Matters Agreement, 698,460 shares of Class B common stock were issued to IAC on March 31, 2018 as reimbursement for shares of IAC common stock issued in connection with the exercise of IAC stock options held by our employees during the quarter ended March 31, 2018. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2018.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.2	Amended and Restated Bylaws of ANGI Homeservices Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101.INS	XBRL Instance (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation (1)
101.DEF	XBRL Taxonomy Extension Definition (1)
101.LAB	XBRL Taxonomy Extension Labels (1)
101.PRE	XBRL Taxonomy Extension Presentation (1)
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 10, 2018
ANGI Homeservices Inc.

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Chief Financial Officer	May 10, 2018
Glenn H. Schiffman

Quicklinks

PART I FINANCIAL INFORMATION
Item 1. Consolidated and Combined Financial Statements
ANGI HOMESERVICES INC. CONSOLIDATED BALANCE SHEET (Unaudited)
ANGI HOMESERVICES INC. CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS (Unaudited)
ANGI HOMESERVICES INC. CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)
ANGI HOMESERVICES INC. CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
ANGI HOMESERVICES INC. CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (Unaudited)
ANGI HOMESERVICES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
PRINCIPLES OF FINANCIAL REPORTING
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES