Form 10-Q
period 2018-06-30
ANGI Homeservices Inc.
filed 2018-08-09
CIK 1705110

As filed with the Securities and Exchange Commission on August 9, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 6, 2018, the following shares of the registrant's common stock were outstanding:

Class A Common Stock	65,481,643
Class B Common Stock	415,884,757
Class C Common Stock	—
Total outstanding Common Stock	481,366,400
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 6, 2018 was $1,063,199,426. For the purpose of the foregoing calculation only, IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$255,595	$221,521
Accounts receivable, net of allowance and reserves of $15,934 and $9,263, respectively	43,411	28,085
Other current assets	54,978	12,772
Total current assets	353,984	262,378

Property and equipment, net of accumulated depreciation and amortization of $29,868 and $24,368, respectively	53,396	53,292
Goodwill	768,976	770,226
Intangible assets, net of accumulated amortization of $67,351 and $36,289, respectively	296,227	328,571
Deferred income taxes	47,696	50,723
Other non-current assets	8,022	2,072
TOTAL ASSETS	$1,528,301	$1,467,262
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Current portion of long-term debt—related party	—	816
Accounts payable	22,389	18,933
Deferred revenue	69,411	62,371
Accrued expenses and other current liabilities	66,448	75,171
Total current liabilities	171,998	171,041

Long-term debt, net	251,740	258,312
Long-term debt—related party, net	1,576	1,997
Deferred income taxes	4,410	5,626
Other long-term liabilities	9,247	5,892

Redeemable noncontrolling interests	21,840	21,300

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; 65,416 and 62,818 shares issued and outstanding, respectively	65	63
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 415,885 and 415,186 shares issued and outstanding, respectively	416	415
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,138,938	1,112,400
Accumulated deficit	(82,101)	(121,764)
Accumulated other comprehensive income	1,091	2,232
Total ANGI Homeservices Inc. shareholders' equity	1,058,409	993,346
Noncontrolling interests	9,081	9,748
Total shareholders' equity	1,067,490	1,003,094
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,528,301	$1,467,262

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenue	$294,822	$180,711	$550,133	$331,456
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	14,703	7,562	28,298	14,392
Selling and marketing expense	141,843	110,922	279,775	206,788
General and administrative expense	79,688	52,152	155,958	88,874
Product development expense	13,662	6,943	29,442	12,519
Depreciation	5,886	3,218	12,070	6,214
Amortization of intangibles	15,778	2,750	32,084	4,117
Total operating costs and expenses	271,560	183,547	537,627	332,904
Operating income (loss)	23,262	(2,836)	12,506	(1,448)
Interest expense—third party	(3,011)	—	(5,665)	—
Interest expense—related party	(34)	(2,082)	(79)	(3,674)
Other income, net	1,053	505	1,409	736
Earnings (loss) before income taxes	21,270	(4,413)	8,171	(4,386)
Income tax benefit	1,753	4,388	5,738	30,248
Net earnings (loss)	23,023	(25)	13,909	25,862
Net (earnings) loss attributable to noncontrolling interests	(124)	279	105	1,005
Net earnings attributable to ANGI Homeservices Inc. shareholders	$22,899	$254	$14,014	$26,867

Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings per share	$0.05	$0.00	$0.03	$0.06
Diluted earnings per share	$0.05	$0.00	$0.03	$0.06

Stock-based compensation expense by function:
Cost of revenue	$(1)	$8	$—	$10
Selling and marketing expense	997	195	1,658	693
General and administrative expense	19,312	11,302	41,005	14,918
Product development expense	1,745	334	4,296	679
Total stock-based compensation expense	$22,053	$11,839	$46,959	$16,300

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net earnings (loss)	$23,023	$(25)	$13,909	$25,862
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(5,955)	1,006	(1,451)	2,013
Total other comprehensive (loss) income	(5,955)	1,006	(1,451)	2,013
Comprehensive income	17,068	981	12,458	27,875
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(124)	279	105	1,005
Change in foreign currency translation adjustment attributable to noncontrolling interests	822	(676)	310	(522)
Comprehensive loss (income) attributable to noncontrolling interests	698	(397)	415	483
Comprehensive income attributable to ANGI Homeservices Inc. shareholders	$17,766	$584	$12,873	$28,358

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2018
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value					Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive Income			Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2017	$21,300	$63	62,818	$415	415,186	$—	—	$1,112,400	$(121,764)	$2,232	$993,346	$9,748	$1,003,094
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	—	—	25,649	—	25,649	—	25,649
Net (loss) earnings	(89)	—	—	—	—	—	—	—	14,014	—	14,014	(16)	13,998
Other comprehensive loss	(218)	—	—	—	—	—	—	—	—	(1,141)	(1,141)	(92)	(1,233)
Stock-based compensation expense	800	—	—	—	—	—	—	46,159	—	—	46,159	—	46,159
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,598	—	—	—	—	(19,292)	—	—	(19,290)	—	(19,290)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	699	—	—	(1)	—	—	—	—	—
Purchase of redeemable noncontrolling interests	(53)	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(818)	(818)
Adjustment of redeemable noncontrolling interests to fair value	61	—	—	—	—	—	—	(61)	—	—	(61)	—	(61)
Other	39	—	—	—	—	—	—	(267)	—	—	(267)	259	(8)
Balance as of June 30, 2018	$21,840	$65	65,416	$416	415,885	$—	—	$1,138,938	$(82,101)	$1,091	$1,058,409	$9,081	$1,067,490

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings	$13,909	$25,862
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	46,959	16,300
Amortization of intangibles	32,084	4,117
Bad debt expense	20,581	13,741
Depreciation	12,070	6,214
Deferred income taxes	(6,416)	6,519
Other adjustments, net	164	(356)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(36,951)	(23,720)
Other assets	(14,217)	(3,914)
Accounts payable and other liabilities	(1,673)	16,472
Income taxes payable and receivable	667	(36,931)
Deferred revenue	6,389	6,682
Net cash provided by operating activities	73,566	30,986
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(46,429)
Capital expenditures	(21,448)	(9,628)
Proceeds from sale of fixed assets	10,410	—
Net cash used in investing activities	(11,038)	(56,057)
Cash flows from financing activities:
Principal payments on term loan	(6,875)	—
Proceeds from issuance of related party debt	—	51,855
Principal payments on related party debt	(1,322)	(2,838)
Proceeds from the exercise of stock options	2,125	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(21,439)	—
Transfers to IAC/InterActiveCorp for periods prior to the Combination	—	(13,990)
Purchase of noncontrolling interests	(871)	(12,361)
Other, net	39	—
Net cash (used in) provided by financing activities	(28,343)	22,666
Total cash provided (used)	34,185	(2,405)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(111)	825
Net increase (decrease) in cash, cash equivalents, and restricted cash	34,074	(1,580)
Cash, cash equivalents, and restricted cash at beginning of period	221,521	46,925
Cash, cash equivalents, and restricted cash at end of period	$255,595	$45,345
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
ANGI Homeservices Inc. connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor® and Angie’s List®. Combined, these leading marketplaces allow homeowners to match, research, and connect on-demand to the largest network of service professionals either online, through our mobile apps, or by voice assistants. The network of service professionals across our platforms is supported by 15 million consumer reviews submitted on hundreds of thousands of service professionals, collected over the course of 20 years. ANGI Homeservices owns and operates brands in eight countries.
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At June 30, 2018, IAC owned 86.4% and 98.5% of the economic and voting interest, respectively, of ANGI Homeservices.
The Company has two operating segments: (i) North America, which primarily includes HomeAdvisor, Angie's List, mHelpDesk and HomeStars, and (ii) Europe, which includes Travaux.com, MyHammer, MyBuilder, Werkspot and Instapro.
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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
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
The adoption of ASU No. 2014-09 is expected to reduce sales commissions expense for the year ending December 31, 2018 by approximately $10.0 million. See "Note 2—Revenue Recognition" for additional information on the impact to the Company.
The Company's disaggregated revenue disclosures are presented in "Note 9—Segment information."
The following tables present the impact of the adoption of ASU No. 2014-09 by segment under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as reported, and ASC 605, Revenue Recognition, for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Revenue by segment:
North America	$277,505	$277,505	$—	$513,531	$513,531	$—
Europe	17,317	17,317	—	36,602	36,602	—
Total	$294,822	$294,822	$—	$550,133	$550,133	$—

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating costs and expenses by segment:
North America	$251,395	$253,460	$(2,065)	$492,786	$500,891	$(8,105)
Europe	20,165	20,218	(53)	44,841	44,947	(106)
Total	$271,560	$273,678	$(2,118)	$537,627	$545,838	$(8,211)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating income (loss) by segment:
North America	$26,110	$24,045	$2,065	$20,745	$12,640	$8,105
Europe	(2,848)	(2,901)	53	(8,239)	(8,345)	106
Total	$23,262	$21,144	$2,118	$12,506	$4,295	$8,211

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Net earnings	$23,023	$21,445	$1,578	$13,909	$7,731	$6,178
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
The only restricted cash held by the Company was $10.6 million at December 31, 2016, which was included in "Other assets" in the combined balance sheet and is now included in the beginning of the period balance in the statement of cash flows for the six months ended June 30, 2017. The restricted cash at December 31, 2016 comprised funds held in escrow for the MyHammer tender offer, which were returned to the Company in the first quarter of 2017.
Accounting Pronouncement not yet adopted by the Company
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

adjustment to the opening balance of retained earnings in the period of adoption.  The Company expects to implement the transition method option provided by ASU No. 2018-11.  The Company will adopt the new lease guidance effective January 1, 2019.
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
The Company does not expect to have a preliminary estimate of the right of use asset and related liability as of the adoption date until the fourth quarter of 2018.
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
Revenue is also derived from Angie's List (i) sales of time-based website, mobile and call center advertising to service professionals and (ii) membership subscription fees from consumers. Angie's List service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angie's List website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Angie's List prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
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
Deferred Revenue
Deferred revenue consists of payments that are received or due in advance of the Company's performance. The Company’s liabilities are reported on a contract by contract basis at the end of each reporting period. The Company generally classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance as of January 1, 2018 is $64.1 million. During the three months ended June 30, 2018, the Company recognized $41.0 million of revenue that was included in the deferred revenue balance as of April 1, 2018. During the six months ended June 30, 2018, the Company recognized $54.1 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The current and non-current deferred revenue balances at June 30, 2018 are $69.4 million and $1.0 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
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
During the three and six months ended June 30, 2018, the Company recognized expense of $12.5 million and $23.7 million, respectively, related to the amortization of these costs. The contract asset balance at June 30, 2018 is $42.1 million.

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
At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.
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
For the three and six months ended June 30, 2018, the Company recorded an income tax benefit, despite pre-tax income, of $1.8 million and $5.7 million, respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $4.4 million and $30.2 million, respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income earned by foreign subsidiaries. While the Company was able to make a reasonable estimate of the impacts of the Tax Act, certain amounts are provisional as the Company gathers additional data. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which was issued and adopted by the Company in March 2018.  In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels. No adjustment was made in the three and six months ended June 30, 2018 to the Company’s previously recorded provisional tax expense.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the HomeAdvisor business. The statute of limitations for the years 2010 through 2012 has been extended to June 30, 2019, and the statute of limitations for the years 2013 and 2014 has been extended to March 31, 2019. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2018 and December 31, 2017, unrecognized tax benefits, including interest, are $1.7 million and $1.5 million, respectively, for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at June 30, 2018 are subsequently recognized, income tax provision would be reduced by $1.6 million. The comparable amount as of December 31, 2017 is $1.5 million.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of June 30, 2018, the Company has a gross deferred tax asset of $85.1 million that the Company expects to fully utilize on a more likely than not basis.
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
MyHammer Acquisition
On November 3, 2016, the Company acquired a 70% voting interest in MyHammer. The purchase price was €17.7 million (or $19.7 million) in cash. In connection with the acquisition, the Company measured and recorded the acquisition date fair value of the 30% noncontrolling interest in MyHammer, which totaled €9.4 million (or $10.4 million). At June 30, 2018, the Company's ownership stake in MyHammer is approximately 83%.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the combined results of the Company and Angie's List, HomeStars, MyBuilder and MyHammer as if these acquisitions had occurred on January 1, 2016. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisitions actually occurred on January 1, 2016. For the three and six months ended June 30, 2017, pro forma adjustments include increases in stock-based compensation expense of $11.6 million and $26.3 million, respectively, and amortization of intangibles of $10.9 million and $23.2 million, respectively.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In thousands, except per share data)
Revenue	$253,222	$479,920
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(9,454)	$7,066
Basic (loss) earnings per share attributable to ANGI Homeservices Inc. shareholders	$(0.02)	$0.02
Diluted (loss) earnings per share attributable to ANGI Homeservices Inc. shareholders	$(0.02)	$0.02
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

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2018
	Quoted market prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total fair value measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$243,357	$—	$—	$243,357
Certificates of deposit	—	960	—	960
Total	$243,357	$960	$—	$244,317

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
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long term debt	$(13,750)	$(13,613)	$(13,750)	$(13,802)
Long-term debt, net	(251,740)	(251,831)	(258,312)	(262,230)
Current portion of long-term debt—related party	—	—	(816)	(837)
Long-term debt—related party, net	(1,576)	(1,743)	(1,997)	(2,048)
The fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. The fair value of long-term debt—related party, including the current portion, is based on Level 3 inputs and is estimated by discounting the future cash flows based on current market conditions.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2018	December 31, 2017
	(In thousands)
Term Loan due November 1, 2022	$268,125	$275,000
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,635	2,938
Total long-term debt, net	$251,740	$258,312
See "Note 11—Related Party Transactions with IAC" for a description of related-party long-term debt.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At June 30, 2018 and December 31, 2017, the outstanding balance of the five-year term loan facility ("Term Loan") was $268.1 million and $275.0 million respectively. The Term Loan bears interest at LIBOR plus 2.00%, which is subject to change in future periods based on the Company's consolidated net leverage ratio, and was 4.36% and 3.38% at June 30, 2018 and December 31, 2017 respectively. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required.
The terms of the Term Loan require the Company to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the credit agreement). There are additional covenants under the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. The Term Loan is guaranteed by the Company's wholly-owned material domestic subsidiaries and is secured by substantially all assets of the Company and the guarantors, subject to certain exceptions.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the three and six months ended June 30, 2018 and 2017, the Company's accumulated other comprehensive income (loss) relates to foreign currency translation adjustments, which is presented in the table below.

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Balance at April 1	$6,224	$(560)
Other comprehensive (loss) income before reclassifications	(4,942)	330
Amounts reclassified to earnings	(191)	—
Net current period other comprehensive (loss) income	(5,133)	330
Balance at June 30	$1,091	$(230)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Balance at January 1	$2,232	$(1,721)
Other comprehensive (loss) income before reclassifications	(1,089)	1,491
Amounts reclassified to earnings	(52)	—
Net current period other comprehensive (loss) income	(1,141)	1,491
Balance at June 30	$1,091	$(230)
The amount reclassified out of accumulated other comprehensive income into earnings for both the three and six months ended June 30, 2018 relates to the liquidation of an international subsidiary.
At June 30, 2018 and 2017, there was no tax benefit or provision on the accumulated other comprehensive income (loss).
NOTE 8—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to ANGI Homeservices shareholders:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$23,023	$23,023	$(25)	$(25)
Net (earnings) loss attributable to noncontrolling interests	(124)	(124)	279	279
Net earnings attributable to ANGI Homeservices Inc. shareholders	$22,899	$22,899	$254	$254

Denominator:
Weighted average basic shares outstanding	480,618	480,618	414,754	414,754
Dilutive securities including stock appreciation rights, stock options, RSUs and subsidiary denominated equity awards (a)(b)	—	28,145	—	—
Denominator for earnings per share—weighted average shares (c)	480,618	508,763	414,754	414,754

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Earnings per share	$0.05	$0.05	$0.00	$0.00

	Six Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$13,909	$13,909	$25,862	$25,862
Net loss attributable to noncontrolling interests	105	105	1,005	1,005
Net earnings attributable to ANGI Homeservices Inc. shareholders	$14,014	$14,014	$26,867	$26,867

Denominator:
Weighted average basic shares outstanding	479,470	479,470	414,754	414,754
Dilutive securities including stock appreciation rights, stock options, RSUs and subsidiary denominated equity awards (a)(b)	—	27,544	—	—
Denominator for earnings per share—weighted average shares (c)	479,470	507,014	414,754	414,754

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Earnings per share	$0.03	$0.03	$0.06	$0.06
________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock appreciation rights, stock options and subsidiary denominated equity and vesting of restricted stock units ("RSUs"). For the three and six months ended June 30, 2018, 0.1 million and 0.3 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon vesting of PSUs are included in the denominator for earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

respective reporting periods. For both the three and six months ended June 30, 2018, 1.3 million shares underlying PSUs were excluded from the calculation of diluted earnings per share because the performance condition(s) had not been met.

(c)	The Company computed basic and diluted earnings per share for both the three and six months ended June 30, 2017 using the shares issued to IAC for the contribution of the HomeAdvisor business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
North America	$277,505	$165,491	$513,531	$303,563
Europe	17,317	15,220	36,602	27,893
Total	$294,822	$180,711	$550,133	$331,456

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Operating Income (Loss):
North America	$26,110	$1,784	$20,745	$8,208
Europe	(2,848)	(4,620)	(8,239)	(9,656)
Total	$23,262	$(2,836)	$12,506	$(1,448)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Adjusted EBITDA(a):
North America	$68,088	$17,112	$107,693	$31,296
Europe	$(1,109)	$(2,141)	$(4,074)	$(6,113)
___________________________

(a)
The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our businesses, and this measure is one of the primary metrics on which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations in that it does not take into account the impact to ANGI Homeservices Inc.'s statement of operations of certain expenses.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents revenue disaggregated by service for the Company's reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
North America
Marketplace:
Consumer connection revenue(b)	$187,172	$141,163	$336,232	$257,163
Membership subscription revenue	16,565	13,704	32,192	26,456
Other revenue	998	888	1,919	1,780
Marketplace revenue	204,735	155,755	370,343	285,399
Advertising & Other revenue(c)	72,770	9,736	143,188	18,164
Total North America revenue	277,505	165,491	513,531	303,563
Europe
Consumer connection revenue(b)	12,496	11,170	26,863	19,635
Membership subscription revenue	4,517	3,872	9,188	7,878
Advertising and other revenue	304	178	551	380
Total Europe revenue	17,317	15,220	36,602	27,893
Total revenue	$294,822	$180,711	$550,133	$331,456
___________________________

(b)	Fees paid by service professionals for consumer matches.

(c)
Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars and Felix.

Geographic information about revenue and long-lived assets is presented below. Revenue by geography is based on where the customer is located.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue
United States	$274,785	$163,669	$508,260	$301,135
All other countries	20,037	17,042	41,873	30,321
Total	$294,822	$180,711	$550,133	$331,456

	June 30, 2018	December 31, 2017
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$48,684	$49,356
All other countries	4,712	3,936
Total	$53,396	$53,292
The following tables reconcile operating income (loss) for the Company’s reportable segments and net earnings attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2018
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$26,110	$21,821	$5,354	$14,803	$68,088
Europe	(2,848)	$232	$532	$975	$(1,109)
Operating income	23,262
Interest expense—third party	(3,011)
Interest expense—related party	(34)
Other income, net	1,053
Earnings before income taxes	21,270
Income tax benefit	1,753
Net earnings	23,023
Net earnings attributable to noncontrolling interests	(124)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$22,899

	Three Months Ended June 30, 2017
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$1,784	$11,395	$2,892	$1,041	$17,112
Europe	(4,620)	$444	$326	$1,709	$(2,141)
Operating loss	(2,836)
Interest expense—related party	(2,082)
Other income, net	505
Loss before income taxes	(4,413)
Income tax benefit	4,388
Net loss	(25)
Net loss attributable to noncontrolling interests	279
Net earnings attributable to ANGI Homeservices Inc. shareholders	$254

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2018
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$20,745	$46,396	$10,928	$29,624	$107,693
Europe	(8,239)	$563	$1,142	$2,460	$(4,074)
Operating income	12,506
Interest expense—third party	(5,665)
Interest expense—related party	(79)
Other income, net	1,409
Earnings before income taxes	8,171
Income tax benefit	5,738
Net earnings	13,909
Net loss attributable to noncontrolling interests	105
Net earnings attributable to ANGI Homeservices Inc. shareholders	$14,014

	Six Months Ended June 30, 2017
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$8,208	$15,396	$5,777	$1,915	$31,296
Europe	(9,656)	$904	$437	$2,202	$(6,113)
Operating loss	(1,448)
Interest expense—related party	(3,674)
Other income, net	736
Loss before income taxes	(4,386)
Income tax benefit	30,248
Net earnings	25,862
Net loss attributable to noncontrolling interests	1,005
Net earnings attributable to ANGI Homeservices Inc. shareholders	$26,867

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
NOTE 11—RELATED PARTY TRANSACTIONS WITH IAC
For periods prior to the Combination, the Company’s combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on the HomeAdvisor business' revenue as a percentage of IAC’s total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, was $1.7 million and $3.1 million, respectively, for the three and six months ended June 30, 2017 and are included in “General and administrative expense” in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the HomeAdvisor business operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
Relationship with IAC following the Combination
In connection with the Combination, ANGI Homeservices and IAC entered into certain agreements to govern our relationship following the Combination. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
There were no shares issued to IAC pursuant to the employee matters agreement for the three months ended June 30, 2018. For the six months ended June 30, 2018, 0.7 million shares of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees.
For the three and six months ended June 30, 2018, the Company was charged $1.2 million and $2.7 million, respectively, by IAC for services rendered pursuant to the services agreement which were paid in full by the Company at June 30, 2018. At December 31, 2017, the Company had outstanding payables due to IAC of $0.4 million pursuant to the services agreement and $2.0 million related primarily to transaction related costs incurred in connection with the Combination. These amounts were paid in full during the first quarter of 2018.
Long-term debt—related party
Immediately prior to the Combination, the Company, through a foreign subsidiary, sold a promissory note due December 31, 2020 in the amount of €2.4 million to a foreign subsidiary of IAC. The amounts outstanding on the promissory note at June 30, 2018 and December 31, 2017 are €1.4 million and €2.4 million ($1.6 million and $2.8 million), respectively.
NOTE 12—TRANSACTION AND INTEGRATION RELATED COSTS IN CONNECTION WITH THE COMBINATION
During the three and six months ended June 30, 2018, the Company incurred $0.8 million and $3.3 million, respectively, in costs related to the Combination (including severance, retention and integration related costs) as well as deferred revenue write-offs of $1.8 million and $4.6 million, respectively. The Company also incurred $16.7 million and $35.8 million, respectively, in stock-based compensation expense during the three and six months ended June 30, 2018 related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination.
A summary of the costs incurred, payments made and the related accrual is presented below.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)
Integration related costs	$819	$3,323
Stock-based compensation expense	16,723	35,829
Total	$17,542	$39,152

Six Months Ended June 30, 2018
(In thousands)
Accrual as of January 1	$8,480
Charges incurred	3,323
Payments made	(10,526)
Accrual as of June 30	$1,277
The costs are allocated as follows in the accompanying consolidated statement of operations:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Integration Related Costs	Stock-based Compensation Expense	Total	Integration Related Costs	Stock-based Compensation Expense	Total
	(In thousands)
Cost of revenue	$—	$—	$—	$—	$—	$—
Selling and marketing expense	—	690	690	—	1,100	1,100
General and administrative expense	819	14,825	15,644	3,323	31,529	34,852
Product development expense	—	1,208	1,208	—	3,200	3,200
Total	$819	$16,723	$17,542	$3,323	$35,829	$39,152

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
ANGI Homeservices Inc. ("ANGI Homeservices," the "Company," "ANGI," "we," "our," or "us") connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor® and Angie’s List®. Combined, these leading marketplaces allow homeowners to match, research, and connect on-demand to the largest network of service professionals either online, through our mobile apps, or by voice assistants. The network of service professionals across our platforms is supported by 15 million consumer reviews submitted on hundreds of thousands of service professionals, collected over the course of 20 years. ANGI Homeservices owns and operates brands in eight countries.
The Company has two operating segments: (i) North America, which primarily includes HomeAdvisor, Angie's List, mHelpDesk and HomeStars, and (ii) Europe, which includes Travaux.com, MyHammer, MyBuilder, Werkspot and Instapro.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Operating Metrics:
In connection with the management of our businesses we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our businesses are set forth below:

•
Marketplace Revenue includes revenue from the HomeAdvisor domestic marketplace service, including consumer connection revenue for consumer matches and membership subscription revenue from service professionals. It excludes revenue from Angie's List, mHelpDesk, HomeStars and Felix.

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

•
Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to our brands, compensation expense (including stock-based compensation expense) and other employee-related costs for our sales force and marketing personnel, and facilities costs.

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, fees for professional services (including transaction-related costs related to acquisitions and the Combination), bad debt expense, facilities costs and software license and maintenance costs. Our customer service function includes personnel who provide support to our service professionals and consumers.

•
Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, facilities costs and software license and maintenance costs.

Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA.
The Combination
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At June 30, 2018, IAC owned 86.4% and 98.5% of the economic and voting interest, respectively, of ANGI Homeservices. During the three and six months ended June 30, 2018, the Company incurred $0.8 million and $3.3 million, respectively, in costs related to this transaction (including severance, retention and integration related costs), as well as deferred revenue write-offs of $1.8 million and $4.6 million, respectively. The Company expects the remaining transaction-related expenses, including the deferred revenue write-offs, during 2018 to total approximately $2 million. The Company also incurred $16.7 million and $35.8 million in stock-based compensation expense during the three and six months ended June 30, 2018, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. Stock-based compensation expense arising from the Combination is expected to be approximately $30 million for the remainder of 2018, and approximately $40 million in 2019 and $25 million in 2020.
Second Quarter 2018 and Year to Date June 2018 Consolidated Results
For the three months ended June 30, 2018, the Company delivered $114.1 million, or 63%, revenue growth. Revenue growth was primarily driven by a full quarter contribution from Angie’s List of $58.5 million, which reflects the write-off of deferred revenue due to the Combination of $1.8 million; Marketplace growth of $49.0 million, or 31%; and growth in Europe of $2.1 million, or 14%. Operating income increased $26.1 million due primarily to the increase in Adjusted EBITDA of $52.0 million, or 347%, partially offset by increases of $10.2 million in stock-based compensation expense due primarily to modification and acceleration charges of $16.7 million related to the Combination, $13.0 million in amortization of intangibles due to the Combination and $2.7 million in depreciation. Adjusted EBITDA increased primarily due to the increase in revenue of $114.1 million and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination, increases of $7.1 million in cost of revenue, $4.3 million in software license and maintenance costs and $3.3 million in bad debt expense and the inclusion in 2018 of $0.8 million in costs related to the Combination (including severance, retention and integration related costs). Operating income and Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $2.1 million due to the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers on January 1, 2018. As a result of the adoption of ASU No. 2014-09, sales commissions, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional; these costs were expensed as incurred prior to January 1, 2018.
For the six months ended June 30, 2018, the Company delivered $218.7 million, or 66%, revenue growth. Revenue growth was primarily driven by a full six months contribution from Angie’s List of $116.4 million, which reflects the write-off of deferred revenue due to the Combination of $4.6 million; Marketplace growth of $84.9 million, or 30%; and growth in Europe of $8.7 million, or 31%. Operating income increased $14.0 million due primarily to the increase in Adjusted EBITDA of $78.4 million, or 311%, partially offset by increases of $30.7 million in stock-based compensation expense due primarily to modification and acceleration charges of $35.8 million related to the Combination, $28.0 million in amortization of intangibles due to the Combination and $5.9 million in depreciation. Adjusted EBITDA increased primarily due to the increase in revenue of $218.7 million and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination, increases of $13.9 million in cost of revenue, $9.1 million in software license and maintenance costs and $6.8 million in bad debt expense and the inclusion in 2018 of $3.3 million in costs related to the Combination (including severance, retention and integration related costs). Operating income and Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $8.2 million due to the adoption of ASU No. 2014-09 on January 1, 2018.
Other events affecting year-over-year comparability include the acquisitions of controlling interests in HomeStars Inc. ("HomeStars") on February 8, 2017 (reflected in the North America segment) and MyBuilder Limited ("MyBuilder") on March 24, 2017 (reflected in the Europe segment).

Results of Operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Amounts in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$187,172	$46,009	33%	$141,163	$336,232	$79,069	31%	$257,163
Membership subscription revenue	16,565	2,861	21%	13,704	32,192	5,736	22%	26,456
Other revenue	998	110	12%	888	1,919	139	8%	1,780
Total Marketplace Revenue	204,735	48,980	31%	155,755	370,343	84,944	30%	285,399
Advertising & Other Revenue	72,770	63,034	647%	9,736	143,188	125,024	688%	18,164
North America	277,505	112,014	68%	165,491	513,531	209,968	69%	303,563
Europe	17,317	2,097	14%	15,220	36,602	8,709	31%	27,893
Total Revenue	$294,822	$114,111	63%	$180,711	$550,133	$218,677	66%	$331,456

Percentage of Total Revenue:
North America	94%			92%	93%			92%
Europe	6%			8%	7%			8%
Total Revenue	100%			100%	100%			100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	Change	% Change	2017	2018	Change	% Change	2017
	(Amounts in thousands)
Operating metrics:
Marketplace Service Requests	6,799	1,576	30%	5,223	11,829	2,950	33%	8,879
Marketplace Paying SPs	202	38	23%	164	202	38	23%	164
Advertising Service Professionals	39	NA	NA	NA	39	NA	NA	NA
________________________
NA = Not applicable
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017
North America revenue increased $112.0 million, or 68%, due to increases in Advertising & Other Revenue of $63.0 million, or 647%, and Marketplace Revenue of $49.0 million, or 31%. The increase in Advertising & Other Revenue includes $58.5 million from Angie's List in 2018, which reflects the write-off of deferred revenue due to the Combination of $1.8 million. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $46.0 million, or 33%, which was driven by a 30% increase in Marketplace Service Requests to 6.8 million and an increase in membership subscription revenue of $2.9 million, or 21%, due to a 23% increase in Marketplace Paying SPs to 202,000.
Europe revenue grew $2.1 million, or 14%, due to growth across all regions. Europe revenue also benefited from the weakening of the U.S. dollar relative to the Euro and the British Pound.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017
North America revenue increased $210.0 million, or 69%, due to increases in Advertising & Other Revenue of $125.0 million, or 688%, and Marketplace Revenue of $84.9 million, or 30%. The increase in Advertising & Other Revenue includes $116.4 million from Angie's List in 2018, which reflects the write-off of deferred revenue due to the Combination of $4.6 million. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $79.1 million, or 31%, which was driven by a 33% increase in Marketplace Service Requests to 11.8 million and an increase in membership subscription revenue of $5.7 million, or 22%, due to a 23% increase in Marketplace Paying SPs to 202,000.
Europe revenue grew $8.7 million, or 31%, driven by the acquisition of a controlling interest in MyBuilder on March 24, 2017, as well as organic growth across other regions. Europe revenue also benefited from the weakening of the U.S. dollar relative to the Euro and the British Pound.
Cost of revenue
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$14,703	$7,141	94%	$7,562
As a percentage of revenue	5%			4%
North America cost of revenue increased $6.8 million, or 91%, driven by increases of $2.4 million in traffic acquisition costs, $2.0 million in credit card processing fees due to $1.2 million from the inclusion of Angie's List and higher Marketplace Revenue, $1.0 million in hosting fees, principally from the inclusion of Angie's List, and $0.8 million in costs associated with publishing and distributing the Angie's List Magazine.
Europe cost of revenue increased $0.3 million, or 368%, driven by an increase of $0.2 million in hosting fees.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$28,298	$13,906	97%	$14,392
As a percentage of revenue	5%			4%
North America cost of revenue increased $13.2 million, or 93%, driven by increases of $3.9 million in traffic acquisition costs, $3.9 million in credit card processing fees due to $2.5 million from the inclusion of Angie's List and higher Marketplace Revenue, $2.4 million in costs associated with publishing and distributing the Angie's List Magazine, and $1.7 million in hosting fees, principally from the inclusion of Angie's List.
Europe cost of revenue increased $0.7 million, or 461%, driven by an increase of $0.5 million in hosting fees.
Selling and marketing expense
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$141,843	$30,921	28%	$110,922
As a percentage of revenue	48%			61%

North America selling and marketing expense increased $30.5 million, or 30%, but declined as a percentage of revenue. The increase in North America selling and marketing expense was driven by increases in marketing expense of $14.8 million and compensation expense of $13.3 million, both reflecting the impact from the inclusion of Angie's List. The increase in marketing expense is due primarily to increased investments in television spend and online marketing. Compensation expense increased due primarily to growth in the sales force, partially offset by a reduction in sales commissions expense of $2.1 million due to the adoption of ASU No. 2014-09. As a percentage of revenue, North America selling and marketing expense declined due, in part, to accelerated revenue growth driven by capacity expansion efforts combined with marketing optimization efforts.
Europe selling and marketing expense increased $0.4 million, or 5%, driven by increases in compensation expense of $0.4 million due, in part, to an increase in the sales force, and facilities costs of $0.4 million, partially offset by a decrease in marketing expense of $0.7 million.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$279,775	$72,987	35%	$206,788
As a percentage of revenue	51%			62%
North America selling and marketing expense increased $69.4 million, or 37%, but declined as a percentage of revenue. The increase in North America selling and marketing expense was driven by increases in marketing expense of $40.0 million and compensation expense of $24.4 million, both reflecting the impact from the inclusion of Angie's List. The increase in marketing expense is due primarily to increased investments in online marketing and television spend. Compensation expense increased due primarily to growth in the sales force, partially offset by a reduction in sales commissions expense of $8.1 million due to the adoption of ASU No. 2014-09. As a percentage of revenue, North America selling and marketing expense declined due, in part, to accelerated revenue growth driven by capacity expansion efforts combined with marketing optimization efforts.
Europe selling and marketing expense increased $3.6 million, or 19%, driven by $2.4 million of expense from the inclusion of MyBuilder, principally related to marketing, and increases in compensation expense of $1.1 million due, in part, to an increase in the sales force, and facilities costs of $0.6 million, partially offset by a decrease in marketing expense of $1.0 million.
General and administrative expense
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$79,688	$27,536	53%	$52,152
As a percentage of revenue	27%			29%
North America general and administrative expense increased $28.8 million, or 64%, due primarily to higher compensation expense of $20.0 million. The increase in compensation expense is due primarily to an increase of $8.2 million in stock-based compensation expense, an increase in headcount following the Combination and existing business growth and the inclusion of $0.5 million in severance and retention costs in 2018 related to the Combination. The increase in stock-based compensation expense reflects $12.6 million in expense due to the modification of previously issued HomeAdvisor equity awards which were converted into ANGI Homeservices' equity awards and $2.2 million in expense related to previously issued Angie's List equity awards including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination, partially offset by the inclusion in 2017 of a modification charge related to an equity award. North America general and administrative expense also includes increases of $3.3 million in bad debt expense due to higher Marketplace Revenue and $3.0 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List, partially offset by the inclusion in 2017 of $3.7 million of transaction-related costs related to the Combination.

Europe general and administrative expense decreased $1.2 million, or 17%, due primarily to a reduction in facilities costs.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$155,958	$67,084	75%	$88,874
As a percentage of revenue	28%			27%
North America general and administrative expense increased $67.8 million, or 90%, due primarily to higher compensation expense of $49.6 million. The increase in compensation expense is due primarily to an increase of $26.4 million in stock-based compensation expense, an increase in headcount following the Combination and existing business growth and the inclusion of $2.4 million in severance and retention costs in 2018 related to the Combination. The increase in stock-based compensation expense reflects $25.2 million in expense due to the modification of previously issued HomeAdvisor equity awards which were converted into ANGI Homeservices' equity awards and $6.3 million in expense related to previously issued Angie's List equity awards including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination, partially offset by the inclusion in 2017 of a modification charge related to an equity award. North America general and administrative expense also includes increases of $6.7 million in bad debt expense due to higher Marketplace Revenue, and $5.3 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List, partially offset by the inclusion in 2017 of $4.0 million of transaction-related costs principally related to the Combination.
Europe general and administrative expense decreased $0.7 million, or 5%, due primarily to a reduction in facilities costs and the inclusion in 2017 of $0.8 million of transaction-related costs primarily related to the acquisition of MyBuilder, partially offset by $1.2 million of expense from the inclusion of MyBuilder and an increase of $0.2 million in compensation expense due, in part, to increased headcount.
Product development expense
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$13,662	$6,719	97%	$6,943
As a percentage of revenue	5%			4%
North America product development expense increased $5.4 million, or 96%, due primarily to an increase in compensation expense of $4.3 million and an increase in software license and maintenance costs of $0.8 million, reflecting the impact from the inclusion of Angie's List. The increase in compensation expense is due primarily to increased headcount as well as an increase of $1.4 million in stock-based compensation expense due principally to the modification charges related to the Combination.
Europe product development expense increased $1.3 million, or 102%, due to increases of $0.5 million in compensation expense due, in part, to increased headcount and $0.4 million in facilities costs.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$29,442	$16,923	135%	$12,519
As a percentage of revenue	5%			4%

North America product development expense increased $14.2 million, or 136%, due primarily to an increase in compensation expense of $11.1 million and an increase in software license and maintenance costs of $2.2 million, reflecting the impact from the inclusion of Angie's List. The increase in compensation expense is due primarily to increased headcount as well as an increase of $3.6 million in stock-based compensation expense due principally to the modification charges related to the Combination.
Europe product development expense increased $2.7 million, or 132%, due to an increase of $1.0 million in compensation expense due, in part, to increased headcount, $0.7 million of expense from the inclusion of MyBuilder and increases in software license and maintenance costs of $0.3 million and facilities costs of $0.3 million.
Depreciation
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$5,886	$2,668	83%	$3,218
As a percentage of revenue	2%			2%
North America depreciation increased $2.5 million, or 85%, of which $0.7 million was from the inclusion of Angie's List and the remaining increase was due primarily to continued growth, including internally developed capitalized software.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$12,070	$5,856	94%	$6,214
As a percentage of revenue	2%			2%
North America depreciation increased $5.2 million, or 89%, of which $2.0 million was from the inclusion of Angie's List and the remaining increase was due primarily to continued growth, including internally developed capitalized software. Europe depreciation increased $0.7 million.
Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
North America	$26,110	$24,326	1363%	$1,784	$20,745	$12,537	153%	$8,208
Europe	(2,848)	1,772	38%	(4,620)	(8,239)	1,417	15%	(9,656)
Total	$23,262	$26,098	NM	$(2,836)	$12,506	$13,954	NM	$(1,448)

As a percentage of revenue	8%			(2)%	2%			—%
________________________
NM = Not meaningful
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017
North America operating income increased $24.3 million, or 1363%, due primarily to the increase in Adjusted EBITDA of $51.0 million described below, partially offset by increases of $13.8 million in amortization of intangibles, $10.4 million in stock-based compensation expense and $2.5 million in depreciation. The increase in stock-based compensation expense was due primarily to modification and acceleration charges of $16.7 million related to the Combination, partially offset by the inclusion in 2017 of a modification charge related to an equity award. The increase in amortization of intangibles was due to the Combination.
Europe operating loss decreased $1.8 million, or 38%, due primarily to the reduction in Adjusted EBITDA loss of $1.0 million described below and decreases of $0.7 million in amortization of intangibles and $0.2 million in stock-based compensation expense, partially offset by an increase of $0.2 million in depreciation. The decrease in amortization of intangibles was primarily due to certain intangibles related to the acquisition of MyBuilder being fully amortized in 2018.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017
North America operating income increased $12.5 million, or 153%, due primarily to the increase in Adjusted EBITDA of $76.4 million described below, partially offset by increases of $31.0 million in stock-based compensation expense, $27.7 million in amortization of intangibles and $5.2 million in depreciation. The increase in stock-based compensation expense was due primarily to modification and acceleration charges of $35.8 million related to the Combination, partially offset by the inclusion in 2017 of a modification charge related to an equity award. The increase in amortization of intangibles was due to the Combination.
Europe operating loss decreased $1.4 million, or 15%, due primarily to the reduction in Adjusted EBITDA loss of $2.0 million described below and a decrease in stock-based compensation expense of $0.3 million, partially offset by increases of $0.7 million in depreciation and $0.3 million in amortization of intangibles. The increase in amortization of intangibles was due to the acquisition of MyBuilder.
At June 30, 2018, there was $141.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
North America	$68,088	$50,976	298%	$17,112	$107,693	$76,397	244%	$31,296
Europe	(1,109)	1,032	48%	(2,141)	(4,074)	2,039	33%	(6,113)
Adjusted EBITDA	$66,979	$52,008	347%	$14,971	$103,619	$78,436	311%	$25,183

As a percentage of revenue	23%			8%	19%			8%
For a reconciliation of operating income (loss) for the Company's reportable segments and net earnings attributable to ANGI Homeservices Inc.'s shareholders to Adjusted EBITDA, see "Note 9—Segment Information" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017
North America Adjusted EBITDA increased $51.0 million, or 298%, due primarily to the increase of $112.0 million in revenue, which reflects the write-off of deferred revenue related to the Combination of $1.8 million, and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination and, as described above, increases of $6.8 million in cost of revenue, $4.3 million in software license and maintenance costs and $3.3 million in bad debt expense and the inclusion in 2018 of $0.8 million in costs related to the Combination (including severance, retention and integration related costs). Additionally, North America Adjusted EBITDA in 2017 reflects the inclusion of $3.7 million of transaction-related costs related to the Combination.
Europe Adjusted EBITDA loss decreased $1.0 million, or 48%, due primarily to the increase of $2.1 million in revenue, of which $0.9 million was from MyBuilder, and the decrease in marketing expense of $0.7 million, partially offset by higher compensation expense of $1.3 million primarily due to increased organic headcount and an increase in facilities costs of $0.5 million.

Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $2.1 million ($2.1 million for North America and $0.1 million for Europe) due to the adoption of ASU No. 2014-09 on January 1, 2018.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017
North America Adjusted EBITDA increased $76.4 million, or 244%, due primarily to the increase of $210.0 million in revenue, which reflects the write-off of deferred revenue related to the Combination of $4.6 million, and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination and, as described above, increases of $13.2 million in cost of revenue, $8.9 million in software license and maintenance costs and $6.7 million in bad debt expense and the inclusion in 2018 of $3.3 million in costs related to the Combination (including severance, retention and integration related costs). Additionally, North America Adjusted EBITDA in 2017 reflects the inclusion of $4.0 million of transaction-related costs principally related to the Combination.
Europe Adjusted EBITDA loss decreased $2.0 million, or 33%, due primarily to the increase of $8.7 million in revenue, of which $5.0 million was from MyBuilder, and the decrease in marketing expense of $1.0 million, partially offset by $4.3 million of expense from the inclusion of MyBuilder primarily related to marketing, higher compensation expense of $2.7 million primarily due to increased organic headcount and an increase in facilities costs of $0.5 million. Additionally, Europe Adjusted EBITDA loss in 2017 includes $0.8 million of transaction-related costs primarily related to the acquisition of MyBuilder.
Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $8.2 million ($8.1 million for North America and $0.1 million for Europe) due to the adoption of ASU No. 2014-09 on January 1, 2018.
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
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense—third party	$3,011	$3,011	NA	$—
Interest expense—related party	34	(2,048)	(98)%	2,082
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense—third party	$5,665	$5,665	NA	$—
Interest expense—related party	79	(3,595)	(98)%	3,674

Other income, net
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income, net	$1,053	$548	109%	$505
Other income, net in 2018 principally includes third party interest income of $0.9 million.
Other income, net in 2017 principally includes net foreign currency exchange gains.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income, net	$1,409	$673	91%	$736
Other income, net in 2018 includes third party interest income of $1.6 million, partially offset by net foreign currency exchange losses of $0.2 million.
Other income, net in 2017 principally includes net foreign currency exchange gains.
Income tax benefit
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax benefit	$1,753	$(2,635)	(60)%	$4,388
Effective income tax rate	NM			99%
The 2018 income tax benefit, despite pre-tax income, is due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The 2017 income tax benefit is due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax benefit	$5,738	$(24,510)	(81)%	$30,248
Effective income tax rate	NM			NM
The 2018 income tax benefit, despite pre-tax income, is due primarily to the factors described above in the three-month discussion.
The 2017 income tax benefit is due primarily to the factors described above in the three-month discussion.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income earned by foreign subsidiaries.  While the Company was able to make a reasonable estimate of the impacts of the Tax Act, certain amounts are provisional as the Company gathers additional data.  Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which was issued and adopted by the Company in March 2018.  In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels.  No adjustment was made in the three and six months ended June 30, 2018 to the Company’s previously recorded provisional tax expense.
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
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017, see "Note 9—Segment Information" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Non-cash expenses that are excluded from Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions (including the Combination), of stock appreciation rights, restricted stock units, or RSUs, stock options and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method. Performance-based RSUs are included only to the extent the applicable performance condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent that stock-based awards are settled on a net basis, the Company remits the required tax-withholding amounts from its current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions (including the Combination). At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as service professional relationships, technology, memberships, customer lists and user base, and trade names are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial position

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents:
United States	$250,038	$214,803
All other countries(a)	5,557	6,718
Total cash and cash equivalents	$255,595	$221,521

Long-term debt—third party
Term Loan due November 1, 2022	$268,125	$275,000
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,635	2,938
Total long-term debt—third party, net	$251,740	$258,312

Long-term debt—related party
Other	1,576	2,813
Less: current portion of long-term debt—related party	—	816
Total long-term debt—related party, net	$1,576	$1,997
_________________________________________________________________________

(a)	If needed for U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without significant tax consequences.
For a detailed description of long-term debt—net, see "Note 6—Long-term Debt" and for a detailed description of long-term debt—related party, see "Note 11—Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Cash flow information
In summary, the Company's cash flows are as follows:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$73,566	$30,986
Investing activities	(11,038)	(56,057)
Financing activities	(28,343)	22,666
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, amortization of intangibles, bad debt expense, depreciation and deferred income taxes.
2018
Adjustments to earnings consist primarily of $47.0 million of stock-based compensation expense, $32.1 million of amortization of intangibles, $20.6 million of bad debt expense and $12.1 million of depreciation, partially offset by $6.4 million of deferred income taxes. The deferred income tax benefit primarily relates to stock-based compensation expense. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $37.0 million and an increase in other assets of $14.2 million, partially offset by an increase in deferred revenue of $6.4 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in other assets is due to increases in capitalized sales commissions and prepaid marketing. The increase in deferred revenue is due mainly to growth in subscription sales to service professionals.
Net cash used in investing activities includes $21.4 million of capital expenditures, primarily related to investments in the development of capitalized software to support the Company's products and services, leasehold improvements and computer hardware, partially offset by $10.4 million in net proceeds from the sale of Angie's List's campus located in Indianapolis.
Net cash used in financing activities includes $21.4 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled and $6.9 million in principal payments on the Term Loan, partially offset by $2.1 million in proceeds from the exercise of stock options.
2017
Adjustments to earnings consist primarily of $16.3 million of stock-based compensation expense, $13.7 million of bad debt expense, $6.5 million of deferred income taxes, $6.2 million of depreciation and $4.1 million of amortization of intangibles. The deferred income tax provision primarily relates to the exercise and vesting of stock-based awards. The decrease from changes in working capital consists primarily of a decrease in income taxes payable and receivable of $36.9 million, an increase in accounts receivable of $23.7 million, and an increase in other assets of $3.9 million, partially offset by an increase of $16.5 million in accounts payable and other liabilities and an increase in deferred revenue of $6.7 million. The decrease in income taxes payable and receivable primarily relates to the exercise and vesting of stock-based awards. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in other assets is due to an increase in prepaid marketing. The increase in accounts payable and other liabilities is due to an increase in accrued advertising. The increase in deferred revenue is due to growth in subscription sales to service professionals.
Net cash used in investing activities includes $46.4 million of cash used for the acquisitions of controlling interests in MyBuilder and HomeStars, and capital expenditures of $9.6 million, primarily related to investments in the development of capitalized software to support the Company's products and services and computer hardware.
Net cash provided by financing activities includes proceeds from the borrowings of related party debt of $51.9 million to fund the acquisitions of controlling interests in MyBuilder and HomeStars, partially offset by cash transfers of $14.0 million to IAC pursuant to IAC’s centrally managed U.S. treasury management function, the purchase of noncontrolling interests of $12.4 million and principal payments on related party debt of $2.8 million.
Liquidity and capital resources
In periods prior to the Combination, the Company received funding from IAC, including loans from certain IAC foreign subsidiaries, the proceeds of which were primarily used to fund acquisitions.
All outstanding long-term debt—related party amounts due between certain IAC subsidiaries and the HomeAdvisor business were settled prior to the completion of the Combination, with the exception of a promissory note payable to a foreign subsidiary of IAC, the principal amount of which at June 30, 2018 was €1.4 million ($1.6 million).
On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility ("Term Loan"). The Term Loan is guaranteed by the Company's wholly-owned material domestic subsidiaries and is secured by substantially all assets of the Company and the guarantors, subject to certain exceptions. At June 30, 2018, the Term Loan bears interest at 4.36%, which is LIBOR plus 2.00%, which is subject to change in future periods based on ANGI Homeservices' consolidated net leverage ratio. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required.
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable on a net basis with ANGI remitting withholding taxes on behalf of the employee; most of these awards are not currently exercisable. At IAC's option, these awards are settled in Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A common shares to IAC. Assuming all converted stock appreciation rights outstanding on August 6, 2018 were settled, ANGI would have issued 16.7 million Class A shares either to IAC as reimbursement or to equity holders and ANGI would have remitted $272.7 million in cash for withholding taxes (assuming a 50% withholding rate). ANGI is net settling substantially all other equity awards upon exercise or vesting. Assuming all other

ANGI awards outstanding on August 6, 2018 were net settled, ANGI would have issued 1.2 million Class A common shares and would have remitted $19.9 million in cash for withholding taxes (assuming a 50% withholding rate).
The Company believes its existing cash, cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the foreseeable future. The Company's 2018 capital expenditures are expected to be higher than 2017 by approximately 80%, driven, in part, by investments in the development of capitalized software to support the Company's products and services, its new corporate headquarters in Denver and the expansion of office space in Indianapolis. The Company's liquidity could be negatively affected by a decrease in demand for its products and services. The Company expects the Tax Act to favorably impact its future liquidity, primarily as a result of a reduction in the corporate tax rate from 35% to 21%, which will lower its effective tax rate and annual tax liability.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if its leverage ratio (as defined in the Term Loan) exceeds the ratios set forth in the Term Loan. There were no such limitations at June 30, 2018.
At June 30, 2018, IAC holds Class B shares of ANGI Homeservices which represent 86.4% of the economic interest and 98.5% of the voting interest of ANGI Homeservices. As a result, IAC has the ability to control ANGI Homeservices’ financing activities, including the issuance of additional debt and equity securities by ANGI Homeservices or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI Homeservices is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI Homeservices’ capital stock and its representation on the ANGI Homeservices board of directors. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS
At June 30, 2018, there have been no material changes to the Company's contractual obligations and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below.
During 2018, the Company extended the lease term of its headquarters in Colorado for another 7.5 years and entered into a new 8.5-year lease for its expansion of office space in Indianapolis.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2018, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
In the ordinary course of business, the Company and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither the Company nor any of its subsidiaries is currently a party to any legal proceedings, the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
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
Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended, alleges that HomeAdvisor engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads or failing to disclose certain charges. The complaint seeks certification of a nationwide class consisting of all HomeAdvisor service professionals since October 2012, asserts claims of fraud, breach of implied contract, unjust enrichment and violation of the Colorado Consumer Protection Act ("CCPA") and the federal RICO statute and seeks injunctive relief and damages in an unspecified amount. In December 2016, HomeAdvisor filed a motion to dismiss the RICO and CCPA claims. In September 2017, the court issued an order granting the motion and dismissing those claims. In October 2017, HomeAdvisor filed an answer denying the material allegations of the remaining claims in the complaint. Discovery is under way, and the issue of class certification remains to be litigated. On May 18, 2018, more than one year after the deadline to amend pleadings, the plaintiffs filed a motion for leave to file a second amended complaint that would add nine new plaintiffs, five new defendants and 55 new claims, most of them for various violations of the laws of nine separate states. On June 22, 2018, HomeAdvisor filed its opposition to the motion, which remains pending. On July 16, 2018, as an apparent hedge against denial of the motion, plaintiffs’ counsel filed a separate putative class action in the same court on behalf of the same nine proposed new plaintiffs, naming as defendants HomeAdvisor, the Company, IAC/InterActiveCorp and CrowdSteer Inc., and asserting 45 claims largely duplicative of those asserted in the proposed second amended complaint in the Airquip action. See Costello v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802 (U.S. District Court, District of Colorado). The Company believes that the allegations in these lawsuits are without merit and will continue to defend vigorously against them.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2018.

Issuer Purchases of Equity Securities
The Company did not purchase any shares of its Class A common stock during the quarter ended June 30, 2018.

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

Dated:	August 9, 2018
ANGI Homeservices Inc.

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Chief Financial Officer	August 9, 2018
Glenn H. Schiffman

Quicklinks

PART I FINANCIAL INFORMATION
Item 1. Consolidated and Combined Financial Statements
ANGI HOMESERVICES INC. CONSOLIDATED BALANCE SHEET (Unaudited)
ANGI HOMESERVICES INC. CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS (Unaudited)
ANGI HOMESERVICES INC. CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)
ANGI HOMESERVICES INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
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