Form 10-Q
period 2018-09-30
ANGI Homeservices Inc.
filed 2018-11-09
CIK 1705110

As filed with the Securities and Exchange Commission on November 9, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 2, 2018, the following shares of the registrant's common stock were outstanding:

Class A Common Stock	74,873,502
Class B Common Stock	420,980,478
Class C Common Stock	—
Total outstanding Common Stock	495,853,980
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 2, 2018 was $1,419,808,435. For the purpose of the foregoing calculation only, IAC/InterActiveCorp and all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$279,489	$221,521
Marketable securities	34,865	—
Accounts receivable, net of allowance and reserves of $17,540 and $9,263, respectively	44,394	28,085
Other current assets	61,858	12,772
Total current assets	420,606	262,378

Property and equipment, net of accumulated depreciation and amortization of $34,689 and $24,368, respectively	58,775	53,292
Goodwill	769,131	770,226
Intangible assets, net of accumulated amortization of $79,506 and $36,289, respectively	280,645	328,571
Deferred income taxes	42,471	50,723
Other non-current assets	7,427	2,072
TOTAL ASSETS	$1,579,055	$1,467,262
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Current portion of long-term debt—related party	—	816
Accounts payable	18,722	18,933
Deferred revenue	66,666	62,371
Accrued expenses and other current liabilities	81,471	75,171
Total current liabilities	180,609	171,041

Long-term debt, net	248,455	258,312
Long-term debt—related party, net	1,048	1,997
Deferred income taxes	3,615	5,626
Other long-term liabilities	11,610	5,892

Redeemable noncontrolling interests	21,942	21,300

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; 66,073 and 62,818 shares issued and outstanding, respectively	66	63
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 415,904 and 415,186 shares issued and outstanding, respectively	416	415
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,156,486	1,112,400
Accumulated deficit	(55,484)	(121,764)
Accumulated other comprehensive income	1,278	2,232
Total ANGI Homeservices Inc. shareholders' equity	1,102,762	993,346
Noncontrolling interests	9,014	9,748
Total shareholders' equity	1,111,776	1,003,094
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,579,055	$1,467,262
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenue	$303,116	$181,717	$853,249	$513,173
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	14,015	7,999	42,313	22,391
Selling and marketing expense	136,412	130,866	416,187	337,654
General and administrative expense	82,154	129,088	238,112	217,962
Product development expense	15,309	20,010	44,751	32,529
Depreciation	6,100	3,491	18,170	9,705
Amortization of intangibles	15,611	2,768	47,695	6,885
Total operating costs and expenses	269,601	294,222	807,228	627,126
Operating income (loss)	33,515	(112,505)	46,021	(113,953)
Interest expense—third party	(3,132)	—	(8,797)	—
Interest expense—related party	(23)	(1,864)	(102)	(5,538)
Other income, net	1,566	1,364	2,975	2,100
Earnings (loss) before income taxes	31,926	(113,005)	40,097	(117,391)
Income tax (provision) benefit	(5,140)	40,847	598	71,095
Net earnings (loss)	26,786	(72,158)	40,695	(46,296)
Net (earnings) loss attributable to noncontrolling interests	(169)	397	(64)	1,402
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$26,617	$(71,761)	$40,631	$(44,894)

Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings (loss) per share	$0.06	$(0.17)	$0.08	$(0.11)
Diluted earnings (loss) per share	$0.05	$(0.17)	$0.08	$(0.11)

Stock-based compensation expense by function:
Cost of revenue	$—	$9	$—	$19
Selling and marketing expense	868	19,709	2,526	20,402
General and administrative expense	19,326	71,732	60,331	86,650
Product development expense	2,280	12,530	6,576	13,209
Total stock-based compensation expense	$22,474	$103,980	$69,433	$120,280

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net earnings (loss)	$26,786	$(72,158)	$40,695	$(46,296)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(177)	3,579	(1,628)	5,592
Change in unrealized gains and losses on available-for-sale debt securities	(3)	—	(3)	—
Total other comprehensive (loss) income	(180)	3,579	(1,631)	5,592
Comprehensive income (loss)	26,606	(68,579)	39,064	(40,704)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(169)	397	(64)	1,402
Change in foreign currency translation adjustment attributable to noncontrolling interests	367	(1)	677	(523)
Comprehensive loss attributable to noncontrolling interests	198	396	613	879
Comprehensive income (loss) attributable to ANGI Homeservices Inc. shareholders	$26,804	$(68,183)	$39,677	$(39,825)

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2018
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value					Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive Income			Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2017	$21,300	$63	62,818	$415	415,186	$—	—	$1,112,400	$(121,764)	$2,232	$993,346	$9,748	$1,003,094
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	—	—	25,649	—	25,649	—	25,649
Net (loss) earnings	(142)	—	—	—	—	—	—	—	40,631	—	40,631	206	40,837
Other comprehensive loss	(590)	—	—	—	—	—	—	—	—	(954)	(954)	(87)	(1,041)
Stock-based compensation expense	1,084	—	—	—	—	—	—	68,349	—	—	68,349	—	68,349
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	3,255	—	—	—	—	(23,545)	—	—	(23,542)	—	(23,542)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	718	—	—	(1)	—	—	—	—	—
Purchase of noncontrolling interests	(53)	—	—	—	—	—	—	—	—	—	—	(1,236)	(1,236)
Adjustment of redeemable noncontrolling interests to fair value	304	—	—	—	—	—	—	(304)	—	—	(304)	—	(304)
Other	39	—	—	—	—	—	—	(413)	—	—	(413)	383	(30)
Balance as of September 30, 2018	$21,942	$66	66,073	$416	415,904	$—	—	$1,156,486	$(55,484)	$1,278	$1,102,762	$9,014	$1,111,776

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$40,695	$(46,296)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	69,433	120,280
Amortization of intangibles	47,695	6,885
Bad debt expense	34,844	20,625
Depreciation	18,170	9,705
Deferred income taxes	(2,041)	(71,446)
Other adjustments, net	(107)	(1,328)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(52,021)	(30,080)
Other assets	(19,040)	(5,782)
Accounts payable and other liabilities	11,303	45,480
Income taxes payable and receivable	1,402	22
Deferred revenue	3,378	7,788
Net cash provided by operating activities	153,711	55,853
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(66,378)
Capital expenditures	(32,886)	(16,278)
Purchases of marketable debt securities	(34,816)	—
Proceeds from sale of fixed assets	10,412	—
Net cash used in investing activities	(57,290)	(82,656)
Cash flows from financing activities:
Principal payments on term loan	(10,313)	—
Proceeds from issuance of related party debt	—	131,360
Principal payments on related party debt	(1,904)	(104,894)
Proceeds from the exercise of stock options	2,876	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(27,206)	—
Transfers from IAC/InterActiveCorp for periods prior to the Combination	—	24,178
Purchase of noncontrolling interests	(1,289)	(12,574)
Other, net	39	34
Net cash (used in) provided by financing activities	(37,797)	38,104
Total cash provided	58,624	11,301
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(223)	1,507
Net increase in cash, cash equivalents, and restricted cash	58,401	12,808
Cash, cash equivalents, and restricted cash at beginning of period	221,521	46,925
Cash, cash equivalents, and restricted cash at end of period	$279,922	$59,733
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
ANGI Homeservices Inc. connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor® and Angie’s List®. Combined, these leading marketplaces have collected more than 15 million reviews over the course of 20 years, allowing homeowners to research, match and connect on-demand to the largest network of service professionals online, through our mobile apps, or by voice assistants. ANGI Homeservices owns and operates brands in eight countries.
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List, Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At September 30, 2018, IAC owned 86.3% and 98.4% of the economic and voting interest, respectively, of ANGI Homeservices.
The Company has two operating segments: (i) North America, which includes HomeAdvisor, Angie's List, mHelpDesk and HomeStars, and (ii) Europe, which includes Travaux.com, MyHammer, MyBuilder, Werkspot and Instapro.
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
The combined financial statements reflect the allocation to ANGI Homeservices of certain IAC corporate expenses relating to the HomeAdvisor business based on the historical consolidated financial statements and accounting records of IAC through September 29, 2017. However, the allocations may not reflect the expenses that the Company may have incurred as a standalone public company for the periods presented. For the purpose of these financial statements, income taxes have been computed as if ANGI Homeservices filed on a standalone, separate tax return basis.
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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair value of the marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Recent accounting pronouncements
Accounting Pronouncements adopted by the Company
ASU No. 2014-09, Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, which superseded nearly all previous revenue recognition guidance. The Company adopted ASU No. 2014-09 effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. The effect of the adoption of ASU No. 2014-09 is that commissions paid to employees pursuant to certain sales incentive programs, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional (also referred to as the estimated customer relationship period). These costs were expensed as incurred prior to January 1, 2018. The cumulative effect of the adoption of ASU No. 2014-09 was the establishment of a current and non-current asset for capitalized sales commissions of $29.7 million and $4.2 million, respectively, and a related deferred tax liability of $8.3 million, resulting in a net increase to retained earnings of $25.6 million on January 1, 2018.
The adoption of ASU No. 2014-09 is expected to reduce sales commissions expense for the year ending December 31, 2018 by approximately $8.0 million. See "Note 2—Revenue Recognition" for additional information on the impact to the Company.
The Company's disaggregated revenue disclosures are presented in "Note 9—Segment Information."
The following tables present the impact of the adoption of ASU No. 2014-09 by segment under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as reported, and ASC 605, Revenue Recognition, for the three and nine months ended September 30, 2018.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Revenue by segment:
North America	$286,594	$286,594	$—	$800,125	$800,125	$—
Europe	16,522	16,522	—	53,124	53,124	—
Total	$303,116	$303,116	$—	$853,249	$853,249	$—

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating costs and expenses by segment:
North America	$250,477	$250,286	$191	$743,263	$751,177	$(7,914)
Europe	19,124	19,066	58	63,965	64,013	(48)
Total	$269,601	$269,352	$249	$807,228	$815,190	$(7,962)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating income (loss) by segment:
North America	$36,117	$36,308	$(191)	$56,862	$48,948	$7,914
Europe	(2,602)	(2,544)	(58)	(10,841)	(10,889)	48
Total	$33,515	$33,764	$(249)	$46,021	$38,059	$7,962

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Net earnings	$26,786	$26,933	$(147)	$40,695	$34,664	$6,031
ASU No. 2016-18, Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, which requires companies to explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents are combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. ASU No. 2016-18 also requires companies to disclose the nature of their restricted cash and restricted cash equivalents balances. Additionally, when cash, cash equivalents, restricted cash, and restricted cash equivalents are presented within different captions on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017. The Company's adoption of ASU No. 2016-18 effective January 1, 2018, on a retrospective basis, did not have a material effect on its consolidated and combined financial statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$279,489	$221,521	$59,543	$36,377
Restricted cash included in other current assets	—	—	190	—
Restricted cash included in other assets	433	—	—	10,548
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$279,922	$221,521	$59,733	$46,925
Restricted cash at December 31, 2016 primarily includes funds held in escrow for the MyHammer tender offer, which were returned to the Company in the first quarter of 2017.
Accounting Pronouncement not yet adopted by the Company
ASU No. 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, which supersedes existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018. The Company will adopt the new lease guidance effective January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company expects to implement the transition method option provided by ASU No. 2018-11.
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
While the Company's evaluation of the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements continues, outlined below is a summary of the status of the Company's progress:

•	the Company has selected a software solution to implement ASU No. 2016-02;

•	the Company has input lease summaries into the software solution;

•	the Company is assessing the other inputs required in connection with the adoption of ASU No. 2016-02; and

•	the Company is developing its accounting policy, procedures and internal controls related to the new standard.
Development of our selected software solution is ongoing, as it is not yet fully compliant with the requirements of ASU No. 2016-02. The timely readiness of the software solution is critical to ensure an efficient and effective adoption of ASU No. 2016-02. The Company's ability to calculate an estimate of the right of use asset and related liability is dependent upon the readiness of the software solution.
NOTE 2—REVENUE RECOGNITION

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
Revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), and (ii) membership subscription fees paid by service professionals. Consumer connection revenue varies based upon several factors, including the service requested, type of match and geographic location of service. The Company’s consumer connection revenue is generated and recognized when an in-network service professional is delivered a consumer match. Membership subscription revenue from service professionals is initially deferred and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice.
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
Deferred Revenue
Deferred revenue consists of payments that are received or due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company generally classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance as of January 1, 2018 is $64.1 million. During the nine months ended September 30, 2018, the Company recognized $58.0 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The deferred revenue balance as of June 30, 2018 is $70.4 million. During the three

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

months ended September 30, 2018, the Company recognized $36.5 million of revenue that was included in the deferred revenue balance as of July 1, 2018. The current and non-current deferred revenue balances at September 30, 2018 are $66.7 million and $0.7 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
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
During the three and nine months ended September 30, 2018, the Company recognized expense of $13.2 million and $36.9 million, respectively, related to the amortization of these costs. The current and non-current contract asset balances at September 30, 2018 are $37.3 million and $4.6 million, respectively. The current and non-current contract assets are included in “Other current assets” and "Other non-current assets," respectively, in the accompanying consolidated balance sheet.
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
For the three months ended September 30, 2018, the Company recorded an income tax provision of $5.1 million, which represents an effective income tax rate of 16% and is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the nine months ended September 30, 2018, the Company recorded an income tax benefit, despite pre-tax income, of $0.6 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the three months ended September 30, 2017, the Company recorded an income tax benefit of $40.8 million which represents an effective income tax rate of 36%. The effective income tax rate was higher than the statutory rate of 35% due primarily to state income taxes, partially offset by unbenefited losses in separate jurisdictions. For the nine months ended September 30, 2017, the Company recorded an income tax benefit of $71.1 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the impacts of the Tax Act in the fourth quarter of 2017. In the third quarter of 2018, the Company finalized its calculations related to the impacts of the Tax Act. No adjustment was made in the three and nine months ended September 30, 2018 to the Company’s previously recorded provisional tax expense.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the HomeAdvisor business. The statute of limitations for the years 2010 through 2012 has been extended to December 31, 2019, and the statute of limitations for the years 2013 and 2014 has been extended to March 31, 2019. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustments. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At September 30, 2018 and December 31, 2017, unrecognized tax benefits, including interest, are $2.1 million and $1.5 million, respectively, for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at September 30, 2018 are subsequently recognized, income tax provision would be reduced by $2.1 million. The comparable amount as of December 31, 2017 is $1.5 million.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of September 30, 2018, the Company has a gross deferred tax asset of $79.9 million that the Company expects to fully utilize on a more likely than not basis.

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
MyHammer Acquisition
On November 3, 2016, the Company acquired a 70% voting interest in MyHammer. The purchase price was €17.7 million (or $19.7 million) in cash. In connection with the acquisition, the Company measured and recorded the acquisition date fair value of the 30% noncontrolling interest in MyHammer, which totaled €9.4 million (or $10.4 million). At September 30, 2018, the Company's ownership stake in MyHammer is approximately 83%.
Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the combined results of the Company and Angie's List, HomeStars, MyBuilder and MyHammer as if these acquisitions had occurred on January 1, 2016. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisitions actually occurred on January 1, 2016. For the three and nine months ended September 30, 2017, pro forma adjustments include (i) reductions in stock-based compensation expense of $85.1 million and $52.9 million, respectively, and transaction related costs of $22.1 million and $26.8 million, respectively, because they are one-time in nature and will not have a continuing impact on operations; and (ii) an increase in amortization of intangibles of $11.3 million and $34.4 million, respectively. The stock-based compensation expense is primarily related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. The transaction related costs include severance and retention costs of $12.0 million related to the Combination.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In thousands, except per share data)
Revenue	$251,995	$731,920
Net loss attributable to ANGI Homeservices Inc. shareholders	$(7,172)	$(2,178)
Basic loss per share attributable to ANGI Homeservices Inc. shareholders	$(0.02)	$(0.01)
Diluted loss per share attributable to ANGI Homeservices Inc. shareholders	$(0.02)	$(0.01)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—FINANCIAL INSTRUMENTS
Marketable Securities
At September 30, 2018, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$34,867	$—	$(2)	$34,865
Total available-for-sale marketable debt securities	$34,867	$—	$(2)	$34,865
The Company did not hold any available-for-sale marketable debt securities prior to the third quarter of 2018.
The contractual maturities of debt securities classified as current available-for-sale at September 30, 2018 are within one year. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of September 30, 2018.
The specific-identification method is used to determine the cost of available-for-sale marketable debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. There were no proceeds from maturities and sales of available-for-sale marketable debt securities or gross realized gains or losses from the maturities and sales of available-for-sale marketable debt securities for the three months ended September 30, 2018.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$158,648	$—	$—	$158,648
Commercial paper	—	48,048	—	48,048
Treasury discount notes	—	44,960	—	44,960
Time deposits	—	15,000	—	15,000
Marketable securities:
Treasury discount notes	—	34,865	—	34,865
Total	$158,648	$142,873	$—	$301,521

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$189,207	$—	$—	$189,207
Treasury discount notes	—	500	—	500
Certificates of deposit	—	6,195	—	6,195
Total	$189,207	$6,695	$—	$195,902
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long term debt	$(13,750)	$(13,664)	$(13,750)	$(13,802)
Long-term debt, net (a)	(248,455)	(249,369)	(258,312)	(262,230)
Current portion of long-term debt—related party	—	—	(816)	(837)
Long-term debt—related party, net	(1,048)	(1,155)	(1,997)	(2,048)
_________________

(a)	At September 30, 2018 and December 31, 2017, the carrying value of long-term debt, net includes unamortized debt issuance costs of $2.5 million and $2.9 million, respectively.
The fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. The fair value of long-term debt—related party, including the current portion, is based on Level 3 inputs and is estimated by discounting the future cash flows based on current market conditions.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2018	December 31, 2017
	(In thousands)
Term Loan due November 1, 2022	$264,688	$275,000
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,483	2,938
Total long-term debt, net	$248,455	$258,312
See "Note 11—Related Party Transactions with IAC" for a description of related-party long-term debt.
At September 30, 2018 and December 31, 2017, the outstanding balance of the five-year term loan facility ("Term Loan") was $264.7 million and $275.0 million, respectively. The Term Loan bears interest at LIBOR plus 1.75%, or 4.10% at September 30, 2018, which is subject to change in future periods based on the Company's consolidated net leverage ratio. The Term Loan bore interest at LIBOR plus 2.00%, or 3.38%, at December 31, 2017. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required.
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
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the components of accumulated other comprehensive income (loss) and items reclassified out of accumulated other comprehensive income into earnings:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Income
	(In thousands)
Balance at July 1	$1,091	$—	$1,091
Other comprehensive income (loss)	190	(3)	187
Balance at September 30	$1,281	$(3)	$1,278

	Three Months Ended September 30, 2017
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at July 1	$(230)	$(230)
Other comprehensive income	3,578	3,578
Balance at September 30	$3,348	$3,348

	Nine Months Ended September 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$2,232	$—	$2,232
Other comprehensive loss before reclassifications	(899)	(3)	(902)
Amounts reclassified to earnings	(52)	—	(52)
Net current period other comprehensive loss	(951)	(3)	(954)
Balance at September 30	$1,281	$(3)	$1,278

	Nine Months Ended September 30, 2017
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(1,721)	$(1,721)
Other comprehensive income	5,069	5,069
Balance at September 30	$3,348	$3,348
The amount reclassified out of foreign currency translation adjustment into earnings for the nine months ended September 30, 2018 relates to the liquidation of an international subsidiary.
At September 30, 2018 and 2017, there was no tax benefit or provision on the accumulated other comprehensive income.
NOTE 8—EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share attributable to ANGI Homeservices shareholders:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$26,786	$26,786	$(72,158)	$(72,158)
Net (earnings) loss attributable to noncontrolling interests	(169)	(169)	397	397
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$26,617	$26,617	$(71,761)	$(71,761)

Denominator:
Weighted average basic shares outstanding	481,570	481,570	415,420	415,420
Dilutive securities including stock appreciation rights, stock options, RSUs and subsidiary denominated equity awards (a)(b)(c)	—	39,269	—	—
Denominator for earnings per share—weighted average shares	481,570	520,839	415,420	415,420

Earnings (loss) per share attributable to ANGI Homeservices Inc. shareholders:
Earnings (loss) per share	$0.06	$0.05	$(0.17)	$(0.17)

	Nine Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$40,695	$40,695	$(46,296)	$(46,296)
Net (earnings) loss attributable to noncontrolling interests	(64)	(64)	1,402	1,402
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$40,631	$40,631	$(44,894)	$(44,894)

Denominator:
Weighted average basic shares outstanding	480,178	480,178	414,978	414,978
Dilutive securities including stock appreciation rights, stock options, RSUs and subsidiary denominated equity awards (a)(b)(c)	—	31,452	—	—
Denominator for earnings per share—weighted average shares	480,178	511,630	414,978	414,978

Earnings (loss) per share attributable to ANGI Homeservices Inc. shareholders:
Earnings (loss) per share	$0.08	$0.08	$(0.11)	$(0.11)
________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock appreciation rights, stock options and subsidiary denominated equity and vesting of restricted stock units ("RSUs"). For the three and nine months ended September 30, 2018, 0.2 million and 0.3 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

(c)
Performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon vesting of PSUs are included in the denominator for earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2018, 1.2 million shares underlying PSUs were excluded from the calculation of diluted earnings per share because the performance condition(s) had not been met.

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
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
North America	$286,594	$167,104	$800,125	$470,667
Europe	16,522	14,613	53,124	42,506
Total	$303,116	$181,717	$853,249	$513,173
The following table presents revenue disaggregated by service for the Company's reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
North America
Marketplace:
Consumer connection revenue(a)	$195,065	$141,055	$531,297	$398,218
Membership subscription revenue	17,034	14,486	49,226	40,942
Other revenue	950	1,060	2,869	2,840
Marketplace revenue	213,049	156,601	583,392	442,000
Advertising & Other revenue(b)	73,545	10,503	216,733	28,667
Total North America revenue	286,594	167,104	800,125	470,667
Europe
Consumer connection revenue(a)	12,022	10,001	38,885	29,636
Membership subscription revenue	4,217	4,320	13,405	12,198
Advertising and other revenue	283	292	834	672
Total Europe revenue	16,522	14,613	53,124	42,506
Total revenue	$303,116	$181,717	$853,249	$513,173
___________________________

(a)	Fees paid by service professionals for consumer matches.

(b)
Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars and Felix.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geographic information about revenue and long-lived assets is presented below. Revenue by geography is based on where the customer is located.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue
United States	$283,672	$164,999	$791,932	$466,134
All other countries	19,444	16,718	61,317	47,039
Total	$303,116	$181,717	$853,249	$513,173

	September 30, 2018	December 31, 2017
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$53,635	$49,356
All other countries	5,140	3,936
Total	$58,775	$53,292
The following tables present operating income (loss) and Adjusted EBTIDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Operating Income (Loss):
North America	$36,117	$(107,687)	$56,862	$(99,479)
Europe	(2,602)	(4,818)	(10,841)	(14,474)
Total	$33,515	$(112,505)	$46,021	$(113,953)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Adjusted EBITDA(c):
North America	$78,613	$60	$186,306	$31,356
Europe	$(913)	$(2,326)	$(4,987)	$(8,439)
___________________________

(c)
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

The following tables reconcile operating income (loss) for the Company’s reportable segments and net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2018
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$36,117	$22,256	$5,563	$14,677	$78,613
Europe	(2,602)	$218	$537	$934	$(913)
Operating income	33,515
Interest expense—third party	(3,132)
Interest expense—related party	(23)
Other income, net	1,566
Earnings before income taxes	31,926
Income tax provision	(5,140)
Net earnings	26,786
Net earnings attributable to noncontrolling interests	(169)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$26,617

	Three Months Ended September 30, 2017
	Operating loss	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$(107,687)	$103,565	$3,085	$1,097	$60
Europe	(4,818)	$415	$406	$1,671	$(2,326)
Operating loss	(112,505)
Interest expense—related party	(1,864)
Other income, net	1,364
Loss before income taxes	(113,005)
Income tax benefit	40,847
Net loss	(72,158)
Net loss attributable to noncontrolling interests	397
Net loss attributable to ANGI Homeservices Inc. shareholders	$(71,761)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$56,862	$68,652	$16,491	$44,301	$186,306
Europe	(10,841)	$781	$1,679	$3,394	$(4,987)
Operating income	46,021
Interest expense—third party	(8,797)
Interest expense—related party	(102)
Other income, net	2,975
Earnings before income taxes	40,097
Income tax benefit	598
Net earnings	40,695
Net loss attributable to noncontrolling interests	(64)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$40,631

	Nine Months Ended September 30, 2017
	Operating loss	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$(99,479)	$118,961	$8,862	$3,012	$31,356
Europe	(14,474)	$1,319	$843	$3,873	$(8,439)
Operating loss	(113,953)
Interest expense—related party	(5,538)
Other income, net	2,100
Loss before income taxes	(117,391)
Income tax benefit	71,095
Net loss	(46,296)
Net loss attributable to noncontrolling interests	1,402
Net loss attributable to ANGI Homeservices Inc. shareholders	$(44,894)
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
NOTE 11—RELATED PARTY TRANSACTIONS WITH IAC
For periods prior to the Combination, the Company’s combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on the HomeAdvisor business' revenue as a percentage of IAC’s total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, was $1.7 million and $4.8 million, respectively, for the three and nine months ended September 30, 2017 and are included in “General and administrative expense” in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the HomeAdvisor business operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
Relationship with IAC following the Combination
In connection with the Combination, ANGI Homeservices and IAC entered into certain agreements to govern our relationship following the Combination. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
For the three and nine months ended September 30, 2018, less than 0.1 million and 0.7 million shares, respectively, of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees.
For the three and nine months ended September 30, 2018, the Company was charged $1.7 million and $4.4 million, respectively, by IAC for services rendered pursuant to the services agreement which were paid in full by the Company at September 30, 2018. At December 31, 2017, the Company had outstanding payables due to IAC of $0.4 million pursuant to the services agreement and $2.0 million related primarily to transaction related costs incurred in connection with the Combination. These amounts were paid in full during the first quarter of 2018.
Long-term debt—related party
Immediately prior to the Combination, the Company, through a foreign subsidiary, sold a promissory note in the amount of €2.4 million to a foreign subsidiary of IAC. The amounts outstanding on the promissory note at September 30, 2018 and December 31, 2017 are €0.9 million and €2.4 million ($1.0 million and $2.8 million), respectively.
NOTE 12—TRANSACTION AND INTEGRATION RELATED COSTS IN CONNECTION WITH THE COMBINATION
During the three and nine months ended September 30, 2018 and 2017, the Company incurred $0.3 million and $3.6 million, and $26.0 million and $29.7 million, respectively, in costs related to the Combination (including severance, retention, transaction and integration related costs); as well as deferred revenue write-offs of $0.7 million and $5.3 million, respectively, during the three and nine months ended September 30, 2018 and $0.1 million for both the three and nine months ended September 30, 2017. The Company also incurred $16.0 million and $51.9 million, respectively, in stock-based compensation expense during the three and nine months ended September 30, 2018 and $96.9 million for both the three and nine months ended September 30, 2017, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination.
A summary of the costs incurred, payments made and the related accrual is presented below.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Transaction and integration related costs	$255	$25,980	$3,578	$29,660
Stock-based compensation expense	16,039	96,938	51,868	96,938
Total	$16,294	$122,918	$55,446	$126,598

Nine Months Ended September 30, 2018
(In thousands)
Accrual as of January 1	$8,480
Charges incurred	3,578
Payments made	(10,757)
Accrual as of September 30	$1,301
The costs are allocated as follows in the accompanying consolidated and combined statement of operations:

	Three Months Ended September 30,
	2018			2017
	Integration Related Costs	Stock-based Compensation Expense	Total	Transaction and Integration Related Costs	Stock-based Compensation Expense	Total
	(In thousands)
Cost of revenue	$—	$—	$—	$—	$—	$—
Selling and marketing expense	—	550	550	4,061	19,510	23,571
General and administrative expense	255	13,756	14,011	21,619	65,236	86,855
Product development expense	—	1,733	1,733	300	12,192	12,492
Total	$255	$16,039	$16,294	$25,980	$96,938	$122,918

	Nine Months Ended September 30,
	2018			2017
	Integration Related Costs	Stock-based Compensation Expense	Total	Transaction and Integration Related Costs	Stock-based Compensation Expense	Total
	(In thousands)
Cost of revenue	$—	$—	$—	$—	$—	$—
Selling and marketing expense	—	1,650	1,650	4,061	19,510	23,571
General and administrative expense	3,578	45,285	48,863	25,299	65,236	90,535
Product development expense	—	4,933	4,933	300	12,192	12,492
Total	$3,578	$51,868	$55,446	$29,660	$96,938	$126,598

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13—SUBSEQUENT EVENTS
On November 5, 2018,

•
ANGI entered into a five-year $250 million revolving credit facility (the "Credit Facility"). The annual commitment fee on undrawn funds is currently 25 basis points, and is based on the net leverage ratio most recently reported. Borrowings under the Credit Facility bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on ANGI's consolidated net leverage ratio. The terms of the Credit Facility require ANGI to maintain a net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0.

•
The Term Loan was amended and restated, and is now due on November 5, 2023. Interest payments continue to be due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years from the amendment date, 2.5% in the fourth year and 3.75% in the fifth year are required. The financial covenants are the same as those for the Credit Facility.

In October 2018, ANGI completed the acquisition of Handy Technologies, Inc. ("Handy"), an on-demand platform and gig marketplace connecting people looking for household services with independent, pre-screened professionals. ANGI issued approximately 8.6 million shares of its Class A common stock in connection with the Handy transaction.
On October 10, 2018, IAC was issued approximately 5.1 million shares of Class B common stock of ANGI pursuant to post-closing adjustment provision of the Angie's List merger agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
ANGI Homeservices Inc. ("ANGI Homeservices," the "Company," "ANGI," "we," "our," or "us") connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor® and Angie’s List®. Combined, these leading marketplaces have collected more than 15 million reviews over the course of 20 years, allowing homeowners to research, match and connect on-demand to the largest network of service professionals online, through our mobile apps, or by voice assistants. ANGI Homeservices owns and operates brands in eight countries.
The Company has two operating segments: (i) North America, which includes HomeAdvisor, Angie's List, mHelpDesk and HomeStars, and (ii) Europe, which includes Travaux.com, MyHammer, MyBuilder, Werkspot and Instapro.
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

•
Marketplace Paying Service Professionals (“Marketplace Paying SPs”) are the number of HomeAdvisor domestic service professionals that had an active subscription and/or paid for consumer matches in the last month of the period. An active subscription is a subscription for which HomeAdvisor was recognizing revenue on the last day of the relevant period.

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
The Combination
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List, Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At September 30, 2018, IAC owned 86.3% and 98.4% of the economic and voting interest, respectively, of ANGI Homeservices.
During the three and nine months ended September 30, 2018 and 2017, the Company incurred $0.3 million and $3.6 million and $26.0 million and $29.7 million, respectively, in costs related to this transaction (including severance, retention, transaction and integration related costs). In addition, the Company had deferred revenue write-offs of $0.7 million and $5.3 million, respectively, during the three and nine months ended September 30, 2018 and $0.1 million for both the three and nine months ended September 30, 2017.
The Company also incurred $16.0 million and $51.9 million in stock-based compensation expense during the three and nine months ended September 30, 2018, respectively, and $96.9 million for both the three and nine months ended September 30, 2017, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. Stock-based compensation expense arising from the Combination is expected to be approximately $20 million for the remainder of 2018, and approximately $35 million in 2019 and $20 million in 2020.
2018 Developments
On November 5, 2018, ANGI entered into a five-year $250 million revolving credit facility and the Term Loan was amended and restated, and is now due on November 5, 2023.
In October 2018, ANGI completed the acquisition of Handy Technologies, Inc. ("Handy"), an on-demand platform and gig marketplace connecting people looking for household services with independent, pre-screened professionals. ANGI issued approximately 8.6 million shares of its Class A common stock in connection with the Handy transaction.
On October 10, 2018, IAC was issued approximately 5.1 million shares of Class B common stock of ANGI pursuant to post-closing adjustment provision of the Angie's List merger agreement.
Third Quarter 2018 and Year to Date September 2018 Consolidated Results
For the three months ended September 30, 2018, the Company delivered $121.4 million, or 67%, revenue growth. Revenue growth was primarily driven by the contribution from Angie’s List, which reflects an increase in the write-off of deferred revenue due to the Combination of $0.6 million; Marketplace growth of $56.4 million, or 36%; and growth in Europe of $1.9 million, or 13%. Operating income increased $146.0 million to $33.5 million from a loss of $112.5 million in the prior year due primarily to the increase in Adjusted EBITDA of $80.0 million to $77.7 million from a loss of $2.3 million in the prior year and a decrease of $81.5 million in stock-based compensation expense due primarily to a decrease in the modification and acceleration charges of $80.9 million related to the Combination, partially offset by increases of $12.8 million in amortization of intangibles due to the Combination and $2.6 million in depreciation. Adjusted EBITDA increased primarily due to the increase in revenue of $121.4 million, a decrease of $25.7 million in costs related to the Combination (including severance, retention, transaction and integration related costs) and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination, increases of $6.0 million in cost of revenue, $7.4 million in bad debt expense, $4.0 million in software license and maintenance costs and $3.6 million in facilities costs.
For the nine months ended September 30, 2018, the Company delivered $340.1 million, or 66%, revenue growth. Revenue growth was primarily driven by the contribution from Angie’s List, which reflects an increase in the write-off of deferred revenue due to the Combination of $5.2 million; Marketplace growth of $141.4 million, or 32%; and growth in Europe of $10.6 million, or 25%. Operating income increased $160.0 million to $46.0 million from a loss of $114.0 million in the prior year due primarily to the increase in Adjusted EBITDA of $158.4 million, or 691%, and a decrease of $50.8 million in stock-based compensation expense due primarily to a decrease in the modification and acceleration charges of $45.1 million related to the Combination, partially offset by increases of $40.8 million in amortization of intangibles due to the Combination and $8.5 million in depreciation. Adjusted EBITDA increased primarily due to the increase in revenue of $340.1 million, a decrease of $26.1 million in costs related to the Combination (including severance, retention, transaction and integration related costs) and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination, increases of $19.9 million in cost of revenue, $14.2 million in bad debt expense, $13.1 million in software license and maintenance costs and $8.0 million in facilities costs. Operating income and Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $8.0 million due to the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers on January 1, 2018. As a result of the adoption of ASU No. 2014-09, sales commissions, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional; these costs were expensed as incurred prior to January 1, 2018.
Other events affecting year-over-year comparability include the acquisitions of controlling interests in HomeStars Inc. ("HomeStars") on February 8, 2017 (reflected in the North America segment) and MyBuilder Limited ("MyBuilder") on March 24, 2017 (reflected in the Europe segment).

Results of Operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Amounts in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$195,065	$54,010	38%	$141,055	$531,297	$133,079	33%	$398,218
Membership subscription revenue	17,034	2,548	18%	14,486	49,226	8,284	20%	40,942
Other revenue	950	(110)	(10)%	1,060	2,869	29	1%	2,840
Total Marketplace Revenue	213,049	56,448	36%	156,601	583,392	141,392	32%	442,000
Advertising & Other Revenue	73,545	63,042	600%	10,503	216,733	188,066	656%	28,667
North America	286,594	119,490	72%	167,104	800,125	329,458	70%	470,667
Europe	16,522	1,909	13%	14,613	53,124	10,618	25%	42,506
Total Revenue	$303,116	$121,399	67%	$181,717	$853,249	$340,076	66%	$513,173

Percentage of Total Revenue:
North America	95%			92%	94%			92%
Europe	5%			8%	6%			8%
Total Revenue	100%			100%	100%			100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	Change	% Change	2017	2018	Change	% Change	2017
	(Amounts in thousands)
Operating metrics:
Marketplace Service Requests	6,405	1,382	28%	5,023	18,234	4,332	31%	13,902
Marketplace Paying SPs	206	34	19%	172
Advertising Service Professionals	37	(10)	(21)%	47
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017
North America revenue increased $119.5 million, or 72%, due to increases in Advertising & Other Revenue of $63.0 million, or 600%, and Marketplace Revenue of $56.4 million, or 36%. The increase in Advertising & Other Revenue was driven by the contribution from Angie's List, which reflects the write-off of deferred revenue due to the Combination of $0.7 million in 2018 compared to $0.1 million in 2017. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $54.0 million, or 38%, which was driven by a 28% increase in Marketplace Service Requests to 6.4 million and an increase in membership subscription revenue of $2.5 million, or 18%, due to a 19% increase in Marketplace Paying SPs to 206,000.
Europe revenue grew $1.9 million, or 13%, due to growth in the United Kingdom, Germany and France.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
North America revenue increased $329.5 million, or 70%, due to increases in Advertising & Other Revenue of $188.1 million, or 656%, and Marketplace Revenue of $141.4 million, or 32%. The increase in Advertising & Other Revenue was driven by the contribution from Angie's List, which reflects the write-off of deferred revenue due to the Combination of $5.3 million in 2018 compared to $0.1 million in 2017. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $133.1 million, or 33%, which was driven by a 31% increase in Marketplace Service Requests to 18.2 million and an increase in membership subscription revenue of $8.3 million, or 20%, due to an increase in Marketplace Paying SPs.
Europe revenue grew $10.6 million, or 25%, driven by the acquisition of a controlling interest in MyBuilder on March 24, 2017, as well as growth across other regions. Europe revenue also benefited from the weakening of the U.S. dollar relative to the Euro.
Cost of revenue
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$14,015	$6,016	75%	$7,999
As a percentage of revenue	5%			4%
North America cost of revenue increased $6.6 million, or 92%, driven by increases of $2.5 million in traffic acquisition costs, $2.2 million in credit card processing fees due to $1.3 million from the inclusion of Angie's List and higher Marketplace Revenue, $1.4 million in costs associated with publishing and distributing the Angie's List Magazine and $1.0 million in hosting fees, principally from the inclusion of Angie's List.
Europe cost of revenue decreased $0.5 million, or 62%, driven by a decrease of $0.5 million in hosting fees.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$42,313	$19,922	89%	$22,391
As a percentage of revenue	5%			4%
North America cost of revenue increased $19.8 million, or 93%, driven by increases of $6.4 million in traffic acquisition costs, $6.2 million in credit card processing fees due to $3.7 million from the inclusion of Angie's List and higher Marketplace Revenue, $3.9 million in costs associated with publishing and distributing the Angie's List Magazine and $2.7 million in hosting fees, principally from the inclusion of Angie's List.
Selling and marketing expense
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$136,412	$5,546	4%	$130,866
As a percentage of revenue	45%			72%
North America selling and marketing expense increased $5.9 million, or 5%, but declined as a percentage of revenue. The increase in North America selling and marketing expense was driven by increases in marketing expense of $10.9 million, reflecting the impact from the inclusion of Angie's List, and facilities costs of $1.9 million, partially offset by a reduction in compensation expense of $8.7 million. The increase in marketing expense is due primarily to increased investment in television spend. The decrease in compensation expense is due to a decrease of $18.8 million in stock-based compensation expense and the inclusion of $4.1 million in severance and retention costs in 2017 related to the Combination, partially offset by growth in the sales force. The decrease in stock-based compensation expense reflects decreases of $12.2 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards ($0.4 million in 2018 compared to $12.6 million in 2017) and $6.7 million in expense related to previously issued Angie's List equity awards including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($0.1 million in 2018 compared to $6.9 million in 2017). As a percentage of revenue, North America selling and marketing expense declined due, in part, to accelerated revenue growth driven by capacity expansion efforts combined with marketing optimization efforts.
Europe selling and marketing expense decreased $0.3 million, or 3%, driven by a decrease in marketing expense of $0.7 million, partially offset by an increase in facilities costs of $0.2 million.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$416,187	$78,533	23%	$337,654
As a percentage of revenue	49%			66%
North America selling and marketing expense increased $75.2 million, or 24%, but declined as a percentage of revenue. The increase in North America selling and marketing expense was driven by increases in marketing expense of $50.9 million, reflecting the impact from the inclusion of Angie's List, compensation expense of $15.7 million and facilities costs of $3.6 million. The increase in marketing expense is due primarily to increased investments in television spend and online marketing. Compensation expense increased due primarily to growth in the sales force, partially offset by a decrease in stock-based compensation expense of $17.9 million and the inclusion of $4.1 million in severance and retention costs in 2017 related to the Combination. The decrease in stock-based compensation expense reflects decreases of $11.5 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards ($1.2 million in 2018 compared to $12.6 million in 2017) and $6.4 million in expense related to previously issued Angie's List equity awards including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($0.5 million in 2018 compared to $6.9 million in 2017). Compensation expense in 2018 also reflects a reduction in sales commissions expense of $7.9 million due to the adoption of ASU No. 2014-09. As a percentage of revenue, North America selling and marketing expense declined due, in part, to accelerated revenue growth driven by capacity expansion efforts combined with marketing optimization efforts.
Europe selling and marketing expense increased $3.3 million, or 12%, driven by $2.5 million of expense from the inclusion of MyBuilder, principally related to marketing, and increases in compensation expense of $1.1 million due, in part, to an increase in the sales force, and facilities costs of $0.8 million, partially offset by a decrease in marketing expense of $1.8 million.
General and administrative expense
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$82,154	$(46,934)	(36)%	$129,088
As a percentage of revenue	27%			71%
North America general and administrative expense decreased $46.9 million, or 38%, due primarily to lower compensation expense of $47.9 million. The decrease in compensation expense is due primarily to a decrease of $52.2 million in stock-based compensation expense and a decrease of $7.4 million in severance and retention costs related to the Combination ($0.3 million in 2018 compared to $7.7 million in 2017), partially offset by an increase in headcount following the Combination and existing business growth. The decrease in stock-based compensation expense reflects decreases of $40.3 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards

($12.9 million in 2018 compared to $53.1 million in 2017) and $11.2 million in expense related to previously issued Angie's List equity awards including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($0.9 million in 2018 compared to $12.1 million in 2017). The decrease in North America general and administrative expense also reflects a reduction in transaction and integration-related costs related to the Combination of $13.9 million, partially offset by increases of $7.3 million in bad debt expense due, in part, to higher Marketplace Revenue and $2.6 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List and the inclusion in 2018 of transaction-related costs related to the acquisition of Handy of $1.3 million.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$238,112	$20,150	9%	$217,962
As a percentage of revenue	28%			42%
North America general and administrative expense increased $20.8 million, or 11%, due primarily to an increase of $13.9 million in bad debt expense due, in part, to higher Marketplace Revenue, increases of $7.9 million in software license and maintenance costs and $2.8 million in facilities costs, both reflecting the impact from the inclusion of Angie's List, and an increase in customer service expense of $2.4 million, partially offset by a reduction in transaction and integration-related costs principally related to the Combination of $15.7 million. North America general and administrative expense also includes an increase in compensation expense of $1.7 million. The increase in compensation expense is due primarily to an increase in headcount following the Combination and existing business growth, almost entirely offset by a decrease of $25.8 million in stock-based compensation expense and a decrease of $5.0 million in severance and retention costs related to the Combination ($2.7 million in 2018 compared to $7.7 million in 2017). The decrease in stock-based compensation expense reflects decreases of $15.1 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards ($38.1 million in 2018 compared to $53.1 million in 2017) and $4.9 million in expense related to previously issued Angie's List equity awards including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($7.2 million in 2018 compared to $12.1 million in 2017) and the inclusion in 2017 of a modification charge related to an equity award.
Europe general and administrative expense decreased $0.7 million, or 3%, due primarily to a reduction in facilities costs and the inclusion in 2017 of $0.8 million of transaction-related costs primarily related to the acquisition of MyBuilder, partially offset by $1.5 million of expense from the inclusion of MyBuilder.
Product development expense
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$15,309	$(4,701)	(23)%	$20,010
As a percentage of revenue	5%			11%
North America product development expense decreased $5.9 million, or 31%, due primarily to a decrease in compensation expense of $7.5 million, partially offset by an increase in software license and maintenance costs of $1.1 million, reflecting the impact from the inclusion of Angie's List. The decrease in compensation expense is due primarily to a decrease of $10.3 million in stock-based compensation expense resulting from the reduction in the modification charge related to the Combination, partially offset by increased headcount.
Europe product development expense increased $1.1 million, or 99%, due to increases of $0.3 million in compensation expense due, in part, to increased headcount and $0.3 million in facilities costs.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$44,751	$12,222	38%	$32,529
As a percentage of revenue	5%			6%
North America product development expense increased $8.3 million, or 28%, due primarily to an increase in compensation expense of $3.6 million and an increase in software license and maintenance costs of $3.2 million, reflecting the impact from the inclusion of Angie's List. The increase in compensation expense is due primarily to increased headcount, partially offset by a decrease of $6.6 million in stock-based compensation expense resulting from the reduction in the modification charge related to the Combination.
Europe product development expense increased $3.9 million, or 120%, due to an increase of $1.3 million in compensation expense due, in part, to increased headcount, $0.8 million of expense from the inclusion of MyBuilder and increases in facilities costs of $0.5 million and software license and maintenance costs of $0.4 million.
Depreciation
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$6,100	$2,609	75%	$3,491
As a percentage of revenue	2%			2%
North America depreciation increased $2.5 million, or 80%, of which $0.7 million was from the inclusion of Angie's List and the remaining increase was due primarily to continued growth, including internally developed capitalized software.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$18,170	$8,465	87%	$9,705
As a percentage of revenue	2%			2%
North America depreciation increased $7.6 million, or 86%, of which $2.7 million was from the inclusion of Angie's List and the remaining increase was due primarily to continued growth, including internally developed capitalized software. Europe depreciation increased $0.8 million.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
North America	$36,117	$143,804	NM	$(107,687)	$56,862	$156,341	NM	$(99,479)
Europe	(2,602)	2,216	46%	(4,818)	(10,841)	3,633	25%	(14,474)
Total	$33,515	$146,020	NM	$(112,505)	$46,021	$159,974	NM	$(113,953)

As a percentage of revenue	11%			(62)%	5%			(22)%

________________________
NM = Not meaningful
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017
North America operating income increased $143.8 million, due primarily to the increase in Adjusted EBITDA of $78.6 million described below, and a decrease of $81.3 million in stock-based compensation expense, partially offset by increases of $13.6 million in amortization of intangibles and $2.5 million in depreciation. The decrease in stock-based compensation expense was due principally to a decrease of $80.9 million in modification and acceleration charges related to the Combination. The increase in amortization of intangibles was due to the Combination.
Europe operating loss decreased $2.2 million, or 46%, due primarily to the reduction in Adjusted EBITDA loss of $1.4 million described below, and decreases of $0.7 million in amortization of intangibles and $0.2 million in stock-based compensation expense, partially offset by an increase of $0.1 million in depreciation.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
North America operating income increased $156.3 million, due primarily to the increase in Adjusted EBITDA of $155.0 million described below, and a decrease of $50.3 million in stock-based compensation expense, partially offset by increases of $41.3 million in amortization of intangibles and $7.6 million in depreciation. The decrease in stock-based compensation expense was due primarily to a decrease of $45.1 million in modification and acceleration charges related to the Combination and the inclusion in 2017 of a modification charge related to an equity award. The increase in amortization of intangibles was due to the Combination.
Europe operating loss decreased $3.6 million, or 25%, due primarily to the reduction in Adjusted EBITDA loss of $3.5 million described below, and decreases of $0.5 million in stock-based compensation expense and $0.5 million in amortization of intangibles, partially offset by an increase of $0.8 million in depreciation.
At September 30, 2018, there was $122.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.1 years.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
North America	$78,613	$78,553	NM	$60	$186,306	$154,950	494%	$31,356
Europe	(913)	1,413	61%	(2,326)	(4,987)	3,452	41%	(8,439)
Adjusted EBITDA	$77,700	$79,966	NM	$(2,266)	$181,319	$158,402	691%	$22,917

As a percentage of revenue	26%			(1)%	21%			4%
For a reconciliation of operating income (loss) for the Company's reportable segments and net earnings (loss) attributable to ANGI Homeservices Inc.'s shareholders to Adjusted EBITDA, see "Note 9—Segment Information" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017
North America Adjusted EBITDA increased $78.6 million, due primarily to the increase of $119.5 million in revenue, which reflects an increase in the write-off of deferred revenue related to the Combination of $0.6 million, a reduction in transaction and integration-related costs related to the Combination of $25.7 million and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination and, as described above, increases of $6.6 million in cost of revenue, $7.3 million in bad debt expense, $4.0 million in software license and maintenance cost and $3.3 million in facilities costs and the inclusion in 2018 of transaction-related costs related to the acquisition of Handy of $1.3 million.

Europe Adjusted EBITDA loss decreased $1.4 million, or 61%, due primarily to the increase of $1.9 million in revenue and the decrease in marketing expense of $0.7 million, partially offset by higher compensation expense of $0.3 million primarily due to increased headcount and an increase in facilities costs of $0.3 million.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
North America Adjusted EBITDA increased $155.0 million, or 494%, due primarily to the increase of $329.5 million in revenue, which reflects an increase in the write-off of deferred revenue related to the Combination of $5.2 million, a reduction in transaction and integration-related costs principally related to the Combination of $25.1 million and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination and, as described above, increases of $19.8 million in cost of revenue, $13.9 million in bad debt expense, $12.9 million in software license and maintenance costs and $6.7 million in facilities costs.
Europe Adjusted EBITDA loss decreased $3.5 million, or 41%, due primarily to the increase of $10.6 million in revenue, of which $5.9 million was from MyBuilder, and the decrease in marketing expense of $1.8 million, partially offset by $4.9 million of expense from the inclusion of MyBuilder primarily related to marketing, higher compensation expense of $2.8 million primarily due to increased headcount and an increase in facilities costs of $0.6 million. Additionally, Europe Adjusted EBITDA loss in 2017 includes $0.8 million of transaction-related costs primarily related to the acquisition of MyBuilder.
Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $8.0 million ($7.9 million for North America and less than $0.1 million for Europe) due to the adoption of ASU No. 2014-09 on January 1, 2018.
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
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense—third party	$3,132	$3,132	NA	$—
Interest expense—related party	23	(1,841)	(99)%	1,864
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense—third party	$8,797	$8,797	NA	$—
Interest expense—related party	102	(5,436)	(98)%	5,538
Other income, net
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income, net	$1,566	$202	15%	$1,364
Other income, net in 2018 is principally third party interest income.

Other income, net in 2017 is principally net foreign currency exchange gains.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income, net	$2,975	$875	42%	$2,100
Other income, net in 2018 is principally third party interest income.
Other income, net in 2017 is principally net foreign currency exchange gains.
Income tax (provision) benefit
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax (provision) benefit	$(5,140)	NM	NM	$40,847
Effective income tax rate	16%			36%
In 2018, the effective income tax rate is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income earned by foreign subsidiaries.  The Company was able to make a reasonable estimate of the impacts of the Tax Act in the fourth quarter of 2017. In the third quarter of 2018, the Company finalized its calculations related to the impacts of the Tax Act. No adjustment was made in the three and nine months ended September 30, 2018 to the Company’s previously recorded provisional tax expense.
In 2017, the effective income tax rate was higher than the statutory rate of 35% due primarily to state income taxes, partially offset by unbenefited losses in separate jurisdictions.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax benefit	$598	NM	NM	$71,095
Effective income tax rate	NM			61%
The income tax benefit in 2018, despite pre-tax income, is due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The income tax benefit in 2017 was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
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
For a reconciliation of operating income (loss) by reportable segment and net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017, see "Note 9—Segment Information" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents:
United States	$272,288	$214,803
All other countries(a)	7,201	6,718
Total cash and cash equivalents	279,489	221,521
Marketable securities (United States)	34,865	—
Total cash and cash equivalents and marketable securities	$314,354	$221,521

Long-term debt
Term Loan due November 1, 2022	$264,688	$275,000
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,483	2,938
Total long-term debt, net	$248,455	$258,312

Long-term debt—related party	$1,048	$2,813
Less: current portion of long-term debt—related party	—	816
Total long-term debt—related party, net	$1,048	$1,997
_________________________________________________________________________

(a)	If needed for U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without significant tax consequences.
For a detailed description of long-term debt, net, see "Note 6—Long-term Debt" and for a detailed description of long-term debt—related party, see "Note 11—Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$153,711	$55,853
Investing activities	(57,290)	(82,656)
Financing activities	(37,797)	38,104
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, amortization of intangibles, bad debt expense, depreciation and deferred income taxes.
2018
Adjustments to earnings consist primarily of $69.4 million of stock-based compensation expense, $47.7 million of amortization of intangibles, $34.8 million of bad debt expense and $18.2 million of depreciation. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $52.0 million and an increase in other assets of

$19.0 million, partially offset by an increase in accounts payable and other liabilities of $11.3 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in other assets is due to increases in capitalized sales commissions and prepaid marketing. The increase in accounts payable and other liabilities is due to an increase in deferred rent in connection with the expansion of office space and an increase in accrued advertising.
Net cash used in investing activities includes purchases of marketable debt securities of $34.8 million and capital expenditures of $32.9 million, primarily related to investments in the development of capitalized software to support the Company's products and services, leasehold improvements and computer hardware, partially offset by $10.4 million in net proceeds from the sale of Angie's List's campus located in Indianapolis.
Net cash used in financing activities includes $27.2 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled and $10.3 million in principal payments on the Term Loan, partially offset by $2.9 million in proceeds from the exercise of stock options.
2017
Adjustments to earnings consist primarily of $120.3 million of stock-based compensation expense, $20.6 million of bad debt expense, $9.7 million of depreciation and $6.9 million of amortization of intangibles, partially offset by $71.4 million of deferred income taxes. The deferred income tax benefit primarily relates to the modification charge for the conversion and acceleration of stock-based awards and the net operating loss created by both the exercise of HomeAdvisor stock-based awards primarily in the first quarter of 2017 and one-time charges related to the Combination. The increase from changes in working capital consists primarily of an increase of $45.5 million in accounts payable and other liabilities and an increase in deferred revenue of $7.8 million, partially offset by an increase in accounts receivable of $30.1 million and an increase in other assets of $5.8 million. The increase in accounts payable and other liabilities is due to an increase in payables and accruals due to increased advertising expenses and an increase in accrued severance and retention costs and accrued professional fees related to the Combination. The increase in deferred revenue is due to growth in subscription sales to service professionals. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in other assets is due to an increase in prepaid marketing.
Net cash used in investing activities includes $66.4 million of cash used for the acquisitions of MyBuilder, Angie's List, and HomeStars, and capital expenditures of $16.3 million, primarily related to investments in the development of capitalized software to support the Company's products and services and computer hardware. The cash used for the acquisition of Angie's List includes $61.5 million that the Company loaned to Angie's List to fund the repayment of Angie's List debt outstanding immediately prior to the Combination.
Net cash provided by financing activities includes proceeds from the borrowings of related party debt of $131.4 million, including $61.5 million in borrowings from IAC used by the Company to fund the repayment of Angie's List debt immediately prior to the Combination, and cash transfers of $24.2 million from IAC pursuant to IAC's centrally managed U.S. treasury management function, partially offset by principal payments on related party debt of $104.9 million and the purchase of noncontrolling interests of $12.6 million.
Liquidity and capital resources
In periods prior to the Combination, the Company received funding from IAC, including loans from certain IAC foreign subsidiaries, the proceeds of which were primarily used to fund acquisitions.
All outstanding long-term debt—related party amounts due between certain IAC subsidiaries and the HomeAdvisor business were settled prior to the completion of the Combination, with the exception of a promissory note payable to a foreign subsidiary of IAC, the principal amount of which at September 30, 2018 was €0.9 million ($1.0 million).
On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility ("Term Loan"). The Term Loan is guaranteed by the Company's wholly-owned material domestic subsidiaries and is secured by substantially all assets of the Company and the guarantors, subject to certain exceptions. At September 30, 2018, the Term Loan bears interest at 4.10%, which is LIBOR plus 1.75%, which is subject to change in future periods based on ANGI Homeservices' consolidated net leverage ratio. Interest payments are due at least quarterly through the term of the loan. On November 5, 2018, the Term Loan was amended and restated, and is now due on November 5, 2023. From and after the amendment date, quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required.

On November 5, 2018, ANGI entered into a five-year $250 million revolving credit facility (the "Credit Facility"). The annual commitment fee on undrawn funds is currently 25 basis points, and is based on the net leverage ratio most recently reported. Borrowings under the Credit Facility bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on ANGI's consolidated net leverage ratio.
The terms of the Credit Facility and the Term Loan require ANGI to maintain a net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0. There are additional covenants under both the Term Loan and the Credit Facility that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at the Company's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on November 2, 2018 were net settled, ANGI would have issued 16.8 million Class A shares (either to IAC as reimbursement or to award holders) and ANGI would have remitted $320.0 million in cash for withholding taxes (assuming a 50% withholding rate). If the Company decided to issue a sufficient number of shares to cover the $320.0 million employee withholding tax obligation, 16.8 million additional Class A shares would be issued by ANGI. The Company's cash withholding obligation on all other ANGI net settled awards outstanding on November 2, 2018 is $20.3 million (assuming a 50% withholding rate), which is the equivalent of 1.1 million shares.
The Company believes its existing cash, cash equivalents, marketable securities and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for any stock-based awards that may be net settled, and investing and other commitments, for the foreseeable future. The Company's 2018 capital expenditures are expected to be higher than 2017 by approximately 80%, driven, in part, by investments in the development of capitalized software to support the Company's products and services, its new corporate headquarters in Denver and the expansion of office space in Indianapolis. The Company's liquidity could be negatively affected by a decrease in demand for its products and services.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if its leverage ratio (as defined in the Term Loan) exceeds the ratios set forth in the Term Loan. There were no such limitations at September 30, 2018.
At September 30, 2018, IAC held Class B shares of ANGI which represent 86.3% of the economic interest and 98.4% of the voting interest of ANGI. As a result, IAC has the ability to control ANGI’s financing activities, including the issuance of additional debt and equity securities by ANGI or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI’s capital stock and its representation on the ANGI board of directors. Additional financing may not be available on terms favorable to the Company or at all.
Subsequent to September 30, 2018, IAC was issued approximately 5.1 million shares of Class B common stock of ANGI pursuant to the post-closing adjustment provision of the Angie's List merger agreement and ANGI issued approximately 8.6 million shares of its Class A common stock in connection with the Handy transaction. After giving effect to these two transactions, IAC's economic and voting interest in ANGI would be approximately 84.9% and 98.3%, respectively.

CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations(a)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Long-term debt(b)	$24,650	$57,831	$223,407	$—	$305,888
Long-term debt—related party(c)	—	1,154	—	—	1,154
Operating leases(d)	16,098	35,310	31,947	59,484	142,839
Purchase obligations(e)	230	57	—	—	287
Total contractual obligations	$40,978	$94,352	$255,354	$59,484	$450,168
______________________________________________

(a)
The Company has excluded $2.1 million in unrecognized tax benefits from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."

(b)
Long-term debt consists of contractual amounts due including interest on a variable rate instrument. Long-term debt at September 30, 2018 consists of the $264.7 million Term Loan, bearing interest at LIBOR plus 1.75%, or 4.10%, at September 30, 2018. The Term Loan interest rate is subject to change in future periods based on the Company's consolidated net leverage ratio. The amount of interest ultimately paid on the variable rate debt may differ based on changes in interest rates. For additional information on long-term debt, see "Note 6—Long-term Debt" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements."

(c)
Long-term debt—related party consists of a promissory note of €0.9 million ($1.0 million at September 30, 2018) payable to a foreign subsidiary of IAC, which bears interest at a fixed rate. See "Note 11—Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 1. Consolidated and Combined Financial Statements" for additional information on Long-term debt—related party.

(d)
We lease office space, data center facilities and equipment used in connection with our operations under various operating leases, the majority of which contain escalation clauses. During 2018, the Company expanded the lease premises of its call center in New York by an additional 45,650 square feet, extended the lease term of its headquarters in Colorado for another 7.5 years and entered into a new 8.5 year lease for its expansion of office space in Indianapolis.

(e)	Purchase obligations primarily consist of software licenses.
Off-Balance Sheet Arrangements
Other than the items described above, we have no significant off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2018, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended, alleges that HomeAdvisor engages in certain deceptive practices affecting the service professionals ("SPs") who join its network, including charging them for substandard customer leads or failing to disclose certain charges. The complaint seeks certification of a nationwide class consisting of all HomeAdvisor SPs since October 2012, asserts claims of fraud, breach of implied contract, unjust enrichment and violation of the Colorado Consumer Protection Act ("CCPA") and the federal RICO statute and seeks injunctive relief and damages in an unspecified amount. In December 2016, HomeAdvisor filed a motion to dismiss the RICO and CCPA claims. In September 2017, the court issued an order granting the motion and dismissing those claims. In October 2017, HomeAdvisor filed an answer denying the material allegations of the remaining claims in the complaint. Discovery is under way, and the issue of class certification remains to be litigated. On May 18, 2018, more than one year after the deadline to amend pleadings, the plaintiffs filed a motion for leave to file a second amended complaint that would add nine new plaintiffs, five new defendants and 55 new claims, most of them for various violations of the laws of nine separate states. On June 22, 2018, HomeAdvisor filed its opposition to the motion, which remains pending.

On July 16, 2018, as an apparent hedge against denial of the motion, plaintiffs’ counsel filed a separate putative class action in the same court on behalf of the same nine proposed new plaintiffs, naming as defendants HomeAdvisor, the Company, IAC/InterActiveCorp ("IAC") and CrowdSteer Inc., and asserting 45 claims largely duplicative of those asserted in the proposed second amended complaint in the Airquip action. See Costello v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802 (U.S. District Court, District of Colorado). On October 11, 2018, four of the nine named plaintiffs in the Costello case, on behalf of themselves and certain purported subclasses of former HomeAdvisor SPs, filed a motion for a preliminary injunction and a declaratory judgment enjoining and prohibiting HomeAdvisor from maintaining on its website the profile pages of former SPs, which motion HomeAdvisor has opposed. On October 18, 2018: (i) the Company and IAC filed a motion to dismiss the complaint as against them; (ii) HomeAdvisor, with respect to seven of the named plaintiffs, filed a motion to compel arbitration; and (iii) HomeAdvisor, with respect to the remaining two named plaintiffs, filed a motion to dismiss the complaint as against it. On October 22, 2018, the plaintiffs filed a motion for provisional class certification in connection with their recent application for preliminary injunctive and declaratory relief, which motion HomeAdvisor will oppose.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Employee Matters Agreement dated as of September 29, 2017, by and between us and IAC (the “Employee Matters Agreement”), provides, among other things, that we will reimburse IAC for the cost of certain equity awards held by our current and former employees and that IAC may elect to receive payment either in cash or shares of our Class B common stock.
Pursuant to the Employee Matters Agreement, 19,686 shares of Class B common stock were issued to IAC on September 30, 2018 as reimbursement for shares of IAC common stock issued in connection with: (i) the exercise of IAC stock options and (ii) the settlement of equity awards denominated in shares of an ANGI subsidiary, in each case, by/for our employees during the quarter ended September 30, 2018. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its Class A common stock during the quarter ended September 30, 2018.

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

Dated:	November 9, 2018
ANGI Homeservices Inc.

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Chief Financial Officer	November 9, 2018
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