Form 10-K
period 2018-12-31
ANGI Homeservices Inc.
filed 2019-03-01
CIK 1705110

As filed with the Securities and Exchange Commission on March 1, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

Commission File No. 001-38220
ANGI HOMESERVICES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-1204801 (I.R.S. Employer Identification No.)
14023 Denver West Parkway, Building 64, Golden, CO (Address of principal executive offices)	80401 (Zip Code)
(303) 963-7200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A Common Stock, par value $0.001	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 1, 2019, the following shares of the Registrant's Common Stock were outstanding:

Class A Common Stock	82,920,740
Class B Common Stock	421,118,101
Class C Common Stock	—
Total outstanding Common Stock	504,038,841
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2018 was $998,509,373. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
ANGI Homeservices connects millions of homeowners to home service professionals through its portfolio of digital home services brands, including HomeAdvisor®, Angie's List® and Handy. Combined, these leading marketplaces have collected more than 15 million reviews over the course of 20 years, allowing homeowners to research, match and connect on-demand to the largest network of service professionals online, through our mobile apps or by voice assistants. ANGI Homeservices owns and operates brands in eight countries.
As used herein, "ANGI Homeservices," the "Company," "we," "our," "us" and similar terms refer to ANGI Homeservices Inc. and its subsidiaries (unless the context requires otherwise).
The Company has two operating segments: North America (United States and Canada) and Europe. North America primarily includes the operations of HomeAdvisor, Angie’s List, Handy, mHelpDesk and HomeStars. Europe includes Travaux, MyHammer, MyBuilder, Werkspot and Instapro.
History
We were incorporated in the State of Delaware on April 13, 2017 as Halo TopCo, Inc., a wholly-owned subsidiary of IAC/InterActiveCorp ("IAC"), and changed our name to ANGI Homeservices Inc. on May 4, 2017. We are a publicly traded holding company that was formed to facilitate the combination of IAC’s HomeAdvisor business and Angie’s List, Inc. (the "Combination"), which was completed on September 29, 2017. For information regarding the Combination, see "Note 4-Business Combinations" to the consolidated and combined financial statements set forth in "Item 8-Consolidated and Combined Financial Statements and Supplementary Data."
We acquired Handy Technologies, Inc. ("Handy"), a leading platform in the United States for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals, on October 19, 2018. Prior to its sale on December 31, 2018, we also operated Felix, a pay-per-call advertising service business, which was included in our North America segment.
DESCRIPTION OF OUR BUSINESSES
Marketplace
Overview
The HomeAdvisor digital marketplace service ("HomeAdvisor") connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments online. HomeAdvisor also connects consumers with service professionals instantly by telephone, as well as offers several home services-related resources, such as cost guides for different types of home services projects. Handy connects individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals.
Together, we refer to the HomeAdvisor and Handy businesses in the United States as the "Marketplace." We provide all Marketplace matching services, related tools and directories to consumers free of charge.
As of December 31, 2018, the Marketplace had a network of approximately 214,000 service professionals, each of whom had an active network membership and/or paid for consumer matches (in the case of HomeAdvisor service professionals) or completed a job sourced through the Handy platform (in the case of Handy service professionals) in December 2018. Collectively, these service professionals provided services in more than 500 categories and 400 discrete markets in the United States, ranging from cleaning and installation services to simple home repairs and larger home remodeling projects. The Marketplace generated approximately 23.5 million service requests from over 13 million households during the year ended

December 31, 2018. Service requests consisted of fully completed customer service requests submitted to HomeAdvisor and completed jobs sourced through the Handy platform.
Consumer Services
Consumers can submit a service request for a service professional directly through HomeAdvisor platforms, as well as indirectly through certain paths on some of our other branded platforms and various third-party affiliate platforms. In the case of service requests submitted through HomeAdvisor and third-party affiliate platforms, consumers are generally matched (through our proprietary algorithms) with up to four service professionals from the HomeAdvisor network of service professionals based on several factors, including the type of services desired, location and the number of service professionals available to fulfill the request. In the case of service requests submitted through our other branded platforms, consumers are generally matched (through our proprietary algorithms) with a combination of HomeAdvisor service professionals and service professionals from the relevant branded platform (as and if available for the given service request).
Service professionals may contact consumers with whom they have been matched directly and consumers can review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any service professional(s) referred by or found through any of our branded or third-party affiliate platforms.
In addition to (or in lieu of) submitting service requests, consumers can also search for service professionals, as well as access service professional ratings and reviews and obtain quotes, directly through the HomeAdvisor online directory. Consumers can rate and review service professionals with whom they have been connected, as well as those listed in the HomeAdvisor online directory.
HomeAdvisor also provides several on-demand services, including Instant Booking and Instant Connect (patent-pending). Through Instant Booking, consumers can schedule appointments for select home services with a HomeAdvisor service professional instantly across certain HomeAdvisor platforms. Through Instant Connect, consumers can connect with a HomeAdvisor service professional instantly by phone, as well as through digital voice assistant platforms. In certain markets, HomeAdvisor also provides Same Day Service and Next Day Service for certain home services.
In addition to matching and on-demand services, consumers can access the online HomeAdvisor True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as a library of home services-related content, which consists primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with service professionals.
Through the Handy platform, consumers can select the service they need and specify when (date and time) they want the service to be provided; this information is then used to match consumers with Handy service professionals. In certain markets, consumers can also submit a request to book a specific Handy service professional for a given job. In both cases, the service is then scheduled and paid for directly through the Handy platform. In addition, consumers who purchase furniture, electronics, appliances and other home-related items from select third-party retail partners online (and in certain markets, in store) can simultaneously purchase assembly, installation and other related services to be fulfilled by Handy service professionals. The service is then paid for directly through the applicable third-party retail partner platform and scheduled through the Handy platform. Consumers can also search for service professionals by zip code on the Handy platform and contact them through the Handy platform.
Service Professional Services
We primarily offer and sell HomeAdvisor memberships and related products and services to service professionals through our sales force (described below). The basic HomeAdvisor annual membership package includes membership in the HomeAdvisor network of service professionals, as well as access to consumer matches through HomeAdvisor platforms and a listing in the HomeAdvisor online directory and certain other affiliate directories. Membership also includes a business profile page on HomeAdvisor.com, a mobile application and access to various online tools designed to help service professionals more effectively market to, and manage and connect with, consumers with whom they are matched. In addition to the membership subscription fee, HomeAdvisor service professionals pay fees for consumer matches. In the case of Handy, we provide service professionals who self-register on the Handy platform with access to a pool of consumers seeking service professionals. When a service is scheduled through the Handy platform, the related payment is processed and we charge the service professional a booking fee.

We also offer certain other subscription products, primarily to HomeAdvisor service professionals, through mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses. Through mHelpDesk, we provide (among other products and services) mobile office management software that allows service professionals to complete several job-related tasks (such as scheduling, managing job flow, creating and distributing estimates and invoices and processing payments) real time while on the go. We also provide custom website development and hosting services.
Angie’s List
Overview
Angie’s List connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories, as well as provides consumers with valuable tools, services and content (including verified reviews of local service professionals), to help them research, shop and hire for local services. We provide consumers with access to the Angie’s List nationwide online directory and related basic tools and services free of charge.
Consumer Services
Through most Angie’s List platforms, consumers can currently register and search for a service professional in the Angie’s List nationwide online directory and/or be matched with a service professional.
Consumers who register can access ratings and reviews and search for service professionals, as well as access certain promotions. Free registration is required in order to access the directory and related basic tools and services. For a fee, we offer two premium membership packages, which include varying degrees of online and phone support, access to exclusive promotions and features and the award-winning Angie’s List print magazine. When consumers choose to be matched with a service professional, they will generally be matched (through our proprietary algorithm) with a combination of HomeAdvisor service professionals and selected certified service professionals (described below) from the Angie’s List nationwide online directory (as and if available for the given service request).
Consumers can rate service professionals listed in the Angie’s List nationwide online directory on an "A" to "F" grading scale based on a variety of criteria, including overall experience, availability, price, quality, responsiveness, punctuality and professionalism and other criteria, depending on the type of service provided. Ratings on each applicable criterion are weighted across all reviews submitted for the service professional to produce such professional’s grade on Angie’s List. Consumers can also provide a detailed description of (and commentary regarding) their service experience. Ratings and reviews cannot be submitted anonymously and there are processes in place to prevent service professionals from reporting on themselves or their competitors, as well as to detect fraudulent or otherwise problematic reviews.
Service Professional Services
Angie’s List provides service professionals with a variety of services and tools. Generally, service professionals with an overall member grade below a "B" are not eligible for certification. Service professionals must satisfy certain criteria for certification, including retaining the requisite member grade, passing certain criminal background checks and attesting to proper licensure requirements.
Once eligibility criteria are satisfied, service professionals must purchase term-based advertising from us to obtain certification. As of December 31, 2018, we had approximately 36,000 certified service professionals under contract for advertising. If a certified service professional fails to meet any eligibility criteria during the term of his or her contract, refuses to participate in our complaint resolution process or engages in what we determine to be prohibited behavior through any of our service channels, we suspend any existing advertising and exclusive promotions and the related advertising contract is subject to termination.
Certified service professionals rotate among the first service professionals listed in directory search results for an applicable category (together with their company name, overall rating, number of reviews, certification badge and basic profile information), with non-certified service professionals appearing below certified service professionals in directory search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose to be matched with a service professional, our proprietary algorithm will determine where a given service professional appears within related results.

Our International Businesses
We also operate several international businesses that connect consumers with home service professionals. These international businesses include: (i) Travaux, MyHammer and Werkspot, the leading home services marketplaces in France, Germany and the Netherlands, respectively, (ii) MyBuilder, HomeStars and Instapro, leading home services marketplaces in the United Kingdom, Canada and Italy, respectively, and (iii) the Austrian operations of MyHammer. We own controlling interests in MyHammer, MyBuilder and HomeStars and wholly-own Travaux, Werkspot and Instapro. The business models of our international businesses vary by jurisdiction and differ in certain respects from the HomeAdvisor and Handy business models.
Revenue
Our revenue is primarily derived from: (i) consumer connection revenue, which consists of fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and booking fees from completed jobs sourced through the Handy platform, and (ii) membership subscription fees paid by HomeAdvisor service professionals. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Revenue is also derived from: (i) sales of time-based website, mobile and call center advertising to service professionals by Angie's List and (ii) membership subscription fees from consumers.
Marketing
We market our various products and services to consumers primarily through digital marketing (primarily paid search engine marketing, display advertising and third-party affiliate agreements) and traditional offline marketing (national television and radio campaigns), as well as through e-mail. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote HomeAdvisor products and services (and those of HomeAdvisor service professionals) on their platforms. In exchange for these efforts, these third parties are paid a fixed fee when visitors from their platforms click through and submit a valid service request through HomeAdvisor, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to HomeAdvisor. We also market our products and services to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
We market subscription packages and related products and services to service professionals primarily through our Golden, Colorado based sales force, as well as through sales forces in Denver and Colorado Springs, Colorado, Lenexa, Kansas, New York, New York, Indianapolis, Indiana and Chicago, Illinois. We also market these products and services through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. We market term-based advertising and related products to service professionals primarily through our Indianapolis based sales force.
We have made, and expect to continue to make, substantial investments in digital and traditional offline marketing (with continued expansion into new and existing digital platforms) to consumers and service professionals to promote our products and services and drive visitors to our various platforms and service professionals.
Technology
Each of our brands and businesses develops its own technology to support its products and services, leveraging both open-source and vendor supported software technology. Each of our various brands and businesses has dedicated engineering teams responsible for software development and the creation of new features to support our products and services across a full range of devices (desktop, mobile web, native mobile applications and digital voice assistant platforms). Our engineering teams use an agile development process that allows us to deploy frequent iterative releases for product and service features.
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

We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the size, quality, diversity and stability of our network of service professionals and the breadth of our online directory listings;

•
the functionality of our websites and mobile applications and the attractiveness of their features and our products and services generally to consumers and service professionals, as well as our continued ability to introduce new products and services that resonate with consumers and service professionals generally;

•	our ability to continue to build and maintain awareness of, and trust in and loyalty to, our various brands, particularly our Angie’s List, HomeAdvisor and Handy brands;

•
our ability to consistently generate service requests and jobs through the Marketplace and leads through our online directories that convert into revenue for our service professionals in a cost-effective manner; and

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
We have several registered trademarks in the United States (the most significant of which relate to our Angie’s List and HomeAdvisor brands), as well as other trademarks in Canada and Europe and several pending trademark applications in the United States and certain other jurisdictions. We have also registered a variety of domestic and international domain names, the most significant of which relate to our HomeAdvisor and Angie’s List brands. In addition, we have one patent in the United States that expires in May 2019 and six patent applications pending in the United States.
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
In addition, because we receive, transmit, store and use a substantial amount of information received from or generated by consumers and service professionals, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches, primarily in the case of our European operations and the handling of personal data of consumers and service professionals located in the European Union. As a result, we could be subject to various private and governmental claims and actions, including under the General Data Protection Regulation, a comprehensive European Union privacy and data protection law that became effective in May 2018 (the "GDPR"). The GDPR, which applies to companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes strict standards regarding the sharing, storage, use, disclosure and protection of end user data, as well as significant penalties (monetary and otherwise) for non-compliance. The GDPR will continue to be interpreted by European Union data protection regulators, which may require that we make changes to our business practices, and could generate additional risks and liabilities. The European Union is also considering an update to its Privacy and Electronic Communications Directive to impose stricter rules regarding the use of cookies. In addition, the potential exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. Lastly, there are number of privacy and data protection laws and regulations recently passed or under consideration by the U.S. Congress, as well as in various U.S. and foreign jurisdictions in which we do business, including the California Consumer Privacy Act of 2018, which becomes effective January 1, 2020.

We are particularly sensitive to laws and regulations that adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact the ability or manner in which we provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and undermine open and neutrally administered Internet access. For example, in December 2017, the U.S. Federal Communications Commission (the "FCC") adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or "paid prioritization" of content or services by Internet service providers. To the extent Internet service providers take such actions, our business, financial condition and results of operations could be adversely affected.
As a provider of products and services with a membership-based element, we are also subject to laws and regulations in certain U.S. states and foreign jurisdictions in which we do business that apply to membership payment models with auto-renewal provisions. Accordingly, we are sensitive to the adoption of any law or regulation affecting our ability to periodically charge for recurring membership or subscription payments, which could adversely affect our business, financial condition and results of operations. For example, the European Union Payment Services directive, which became effective in 2018, could impact the ability of our businesses to process auto-renewal payments for, as well offer promotional or differentiated pricing to, users who reside in the European Union. Similar new legislation or regulations, or changes to existing legislation or regulations governing subscription payments, are being considered in many U.S. states.
We are also sensitive to the adoption of new tax laws. The European Commission and several European countries have issued proposals that would change various aspects of the current tax framework under which we are taxed, including proposals to change or impose new types of non-income taxes (including taxes based on a percentage of revenue). For example, the United Kingdom has proposed a Digital Services Tax applicable to revenues of social media platforms, online marketplaces and search engines linked to users residing in the United Kingdom, which would likely apply to certain of our business. If enacted, one or more of these or similar proposed tax laws could adversely affect our business, financial condition and results of operations.
We are also subject to laws governing marketing and advertising activities conducted by/through telephone, e-mail, mobile devices and the Internet, including the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM Act and similar state laws, as well as federal, state, and local laws and agency guidelines governing background screening.
Employees
As of December 31, 2018, we had approximately 4,500 employees worldwide, the substantial majority of which provided services to our brands and businesses located in the United States. We believe that we generally have good relationships with our employees.
Additional Information
Company Website and Public Filings
We maintain a website at www.angihomeservices.com. Neither the information on this website, nor the information on the websites of any of our brands and businesses, is incorporated by reference into this annual report, or into any other filings with, or into any other information furnished or submitted to, the U.S. Securities and Exchange Commission ("SEC").
We also make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of Ethics
Our code of ethics applies to all of our employees (including our principal executive officer, principal financial officer and principal accounting officer) and directors and is posted on our website at http://ir.angihomservices.com under the heading "Code of Ethics." This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to this code of ethics that affect the provisions required by Item 406 of Regulation S-K (and any waivers of such provisions of the code of ethics for our executive officers, senior financial officers or directors) will also be disclosed on our website.

RELATIONSHIP WITH IAC
Equity Ownership and Vote
We have two classes of capital stock outstanding, Class A common stock and Class B common stock, with one vote and ten votes per share, respectively. Our shares of Class B common stock are convertible into shares of Class A common stock on a share for share basis. As of February 1, 2019, IAC owned 421,118,101 shares of Class B common stock, representing 100% of our outstanding Class B common stock, and did not own any shares of our Class A common stock. As of that date, IAC’s Class B common stock holdings represented approximately 83.5% of our total outstanding shares of capital stock and approximately 98.1% of the total combined voting power of our outstanding capital stock.
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
Services Agreement
The services agreement currently governs services that IAC has agreed to provide to us through September 29, 2019, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the total combined voting power of our voting stock and any subsequent extension(s) or truncation(s) agreed to by us and IAC. Services currently provided to us by IAC pursuant this agreement include: (i) assistance with certain legal, M&A, human resources, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations; (ii) accounting, controllership and payroll processing services; (iii) investor relations services and (iv) tax compliance services. The scope, nature and extent of services may be changed from time to time as we and IAC may agree.
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
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future business, financial condition, results of operations and financial performance, our business strategy, trends in the home services industry and other similar matters. These forward-looking statements are based on the expectations and assumptions of our management about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
Risk Factors
Risks Related to Our Business and Industry
Our brands and businesses operate in an especially competitive industry.
The home services industry is competitive, with a consistent and growing stream of new products, services and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas, with certain consumer and service professional demographics and/or in other key areas that we currently serve or may serve in the future. For example, we compete with search engines, online marketplaces and social media platforms that have the ability to market their products and services online in a more prominent and cost-effective manner than we can. Any of these advantages could enable these competitors to offer products and services that are more appealing to consumers and service professionals than our products and services, respond more quickly and/or cost effectively than we do to evolving market opportunities and trends and/or display their own integrated or related home services products and services in search results and elsewhere in a more prominent manner than our products and services, which could adversely affect our business, financial condition and results of operations.
In addition, since most home services products and services are offered to consumers for free, consumers can easily switch among home services offerings (or use multiple home services offerings simultaneously) at no cost to them. And while service professionals may incur additional or duplicative near-term costs, the costs for switching to a competing platform over the long term are generally not prohibitive. Low switching costs, coupled with the propensity of consumers to try new products and services generally, will most likely result in the continued emergence of new products and services, entrants and business models in the home services industry. Our inability to compete effectively against new products, services and competitors could result in decreases in the size and level of engagement of our consumer and service professional bases, any of which could adversely affect our business, financial condition and results of operations.
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
Our brands and businesses are sensitive to general economic events or trends, particularly those that adversely impact consumer confidence and spending behavior.
We have historically been, and will continue to be, particularly sensitive to events and trends that result in consumers delaying or foregoing home services projects and/or service professionals being less likely to pay for Marketplace subscriptions and consumer matches. Any such event or trend (for example, a general economic downturn or sudden disruption in business conditions, consumer confidence, spending levels and access to credit) could result in decreases in Marketplace service requests and directory searches. Any such decreases could result in turnover at the Marketplace and/or any of our directories, adversely impact the number and quality of service professionals at the Marketplace and our directories and/or adversely impact the reach of (and breath of services offered through) the Marketplace and our directories, any or all of which could adversely affect our business, financial condition and results of operations.
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
We must establish and maintain relationships with quality service professionals.
We must continue to attract, retain and grow the number of skilled and reliable service professionals who can provide services that consumers want in a timely manner across our various brands and businesses. If we do not offer innovative products and services that resonate with consumers and service professionals generally, as well provide service professionals with an attractive return on their marketing and advertising investments (quality matches and leads that convert into jobs), the number of service professionals affiliated with our various brands and businesses could decrease. Any such decrease would result in smaller and less diverse networks and directories of service professionals, and in turn, decreases in service requests and directory searches, which could adversely affect our business, financial condition and results of operations.
Our success will depend, in substantial part, on our ability to maintain and/or enhance our various brands.
We own and operate two of the leading home services brands in the United States (Angie’s List and HomeAdvisor), as well as leading brands in several foreign jurisdictions. We believe that our success depends, in substantial part, on our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) new and emerging brands. Events that could negatively impact our brands and brand-building efforts include (among others): product and service quality concerns, service professional quality concerns, consumer and service professional complaints, actions brought by consumers and service professionals, ineffective advertising, inappropriate and/or unlawful acts perpetrated by consumers and service professionals, actions or proceedings commenced by governmental or regulatory authorities, data protection and security breaches and related bad publicity. Any factors that negatively impact the Angie’s List and/or HomeAdvisor brand(s) could materially and adversely affect our business, financial condition and results of operations.
In addition, trust in the integrity and objective, unbiased nature of the ratings and reviews found across our various brands contributes significantly to public perception of these brands and their ability to attract consumers and service professionals. If consumer reviews are perceived as not authentic in general, the reputation and strength of the relevant brand could be materially and adversely affected. While we use, and will continue to use, filters (among other processes) to detect fraudulent reviews, the accuracy of consumer reviews cannot be guaranteed. If fraudulent or inaccurate reviews (positive or negative) increase and we are unable to effectively identify and remove such reviews, the overall quality of the ratings and reviews across our various brands could decrease and the reputation of affected brands might be harmed. This could deter consumers and service professionals from using our products and services, which in turn could adversely affect our business, financial condition and results of operations.

Marketing efforts designed to drive traffic to our brands and businesses may not be successful or cost-effective.
Attracting consumers and service professionals to our brands and businesses involves considerable expenditures for online and offline marketing. We have made, and expect to continue to make, significant marketing expenditures, primarily for digital marketing (primarily paid search engine marketing, display advertising and third-party affiliate agreements) and traditional offline marketing (national television and radio campaigns). These efforts may not be successful or cost-effective. Historically, we have had to increase marketing expenditures over time to attract and retain users and service professionals and sustain our growth.
Our ability to market our brands on any given property or channel is subject to the policies of the relevant third-party seller, publisher of advertising (including search engines and social media platforms with extraordinarily high levels of traffic and numbers of users) or marketing affiliate. As a result, we cannot assure you that these parties will not limit or prohibit us from purchasing certain types of advertising, advertising certain of our products and services and/or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third-party sellers, publishers of advertising and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.
In addition, our failure to respond to rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may unilaterally be updated by search engines without advance notice), could adversely affect our paid search engine marketing efforts (and free search engine traffic). Such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of our brands and businesses within search results, any or all of which could increase our marketing expenditures (particularly if free traffic is replaced with paid traffic). Any or all of these events could adversely affect our business, financial condition and results of operations.
Evolving consumer behavior (specifically, increased consumption of media through digital means) can also affect the availability of profitable marketing opportunities. To continue to reach and engage consumers and service professionals and grow in this environment, we will need to continue to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video and other digital platforms), as well as target consumers and service professionals via these channels. Since newer advertising channels are undeveloped and unproven relative to traditional channels (such as television), it could be difficult to assess returns on marketing investments in newer channels, which could adversely affect our business, financial condition and results of operations.
Lastly, we also enter into various arrangements with third parties to drive visitors to our HomeAdvisor platforms. These arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of leads generated through third-party arrangements are dependent on many factors, most of which are outside our control. If the quality and/or convertibility of leads do not meet the expectations of HomeAdvisor service professionals, they could leave the Marketplace and/or decrease their budgets for consumer matches, any or both of which could adversely affect our business, financial condition and results of operations.
Our ability to communicate with consumers and service professionals via e-mail (or other sufficient means) is critical to our success.
Historically, one of our primary means of communicating with consumers and service professionals and keeping them engaged with our products and services has been via e-mail communication. Through e-mail, we provide consumers with service request updates and service professionals with updates regarding memberships and consumer matches, as well as present or suggest new products and services (among other things) and market our products and services in a cost-effective manner. As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of e-mail (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send e-mails to consumers and service professionals. A continued and significant erosion in our ability to communicate with consumers and service professionals via e-mail could adversely impact the overall user experience, consumer and service professional engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations. We cannot assure you that any alternative means of communication (for example, push notifications) will be as effective as e-mail has been historically.

Our success depends, in part, on our ability to develop and monetize versions of our products and services for mobile and other digital devices.
As consumers increasingly access our products and services through mobile and other digital devices (including through digital voice assistants), we will need to devote significant time and resources to ensure that our products and services are accessible across these platforms (and multiple platforms generally). If we do not keep pace with evolving online, market and industry trends (including changes in the preferences and needs of consumers and service professionals generally), offer new and/or enhanced products and services in response to such trends that resonate with consumers and service professionals, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
In addition, the success of our mobile and other digital products and services depends on their interoperability with various third-party operating systems, technology, infrastructure and standards, over which we have no control. Any changes to any of these things that compromise the quality or functionality of our mobile and other digital products and services could adversely affect their usage levels and/or our ability to attract consumers and service professionals, which could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.
We rely on our systems, technology and infrastructure to perform well on a consistent basis. From time to time in the past we have experienced (and in the future we may experience) occasional interruptions that make some or all of this framework and related information unavailable or that prevent us from providing products and services; any such interruption could arise for any number of reasons. We also rely on third-party data center service providers and cloud-based, hosted web service providers, as well as third-party computer systems and a variety of communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain payment and other transactions with users. We have no control over any of these third parties or their operations.
The framework described above could be damaged or interrupted at any time due to fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions. Any event of this nature could prevent us from providing our products and services at all (or result in the provision of our products and services on a delayed or intermittent basis) and/or result in the loss of critical data. While we and the third parties upon whom we rely have certain backup systems in place for certain aspects of our respective frameworks, none of our frameworks are fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate us for losses from a major interruption. When such damages, interruptions or outages occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer and service professional experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various products and services and keep up with changes in technology and user preferences. If we do not do so in a timely and cost-effective manner, the user experience and demand across our brands and businesses could be adversely affected, which could adversely affect our business, financial condition and results of operations.
There may be adverse tax, legal and other consequences if the contractor classification or employment status of the service professionals who use our Handy platform is challenged.
The service professionals who provide services through our Handy platform are treated as independent contractors (as opposed to employees) for all purposes; accordingly, we do not withhold federal, state and local income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments or provide workers’ compensation insurance with respect to such service professionals. Handy is involved in various legal proceedings and investigations challenging the classification of its service professionals as independent contractors, and may become involved in other proceedings and investigations in the future. In addition, legislative, judicial or regulatory authorities in one or more jurisdictions could introduce proposals (or assert interpretations of existing statutes, rules and regulations) that would require us to change our classification of Handy service professionals. In the event of such a reclassification, we could be exposed to various liabilities and additional costs, including exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest, any or all of which could adversely affect our business, financial condition and results of operations.

We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us.
We are regularly under attack by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users, have invested (and continue to invest) heavily in these efforts and related personnel and training and deploy data minimization strategies (where appropriate), these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant events of this nature in the future.
Any event of this nature that we experience could damage our systems, technology and infrastructure and/or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, as well as subject us to investigations by regulatory authorities, fines and/or litigation that could result in liability to third parties. Even if we do not experience such events firsthand, the impact of any such events experienced by third parties could have a similar effect. We may not have adequate insurance coverage to compensate for losses resulting from any of these events. If we (or any third-party with whom we do business or otherwise rely upon) experience(s) an event of this nature, our business, financial condition and results of operations could be adversely affected.
If personal, confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation could be harmed.
We receive, process, store and transmit a significant amount of personal, confidential or sensitive user information and, in certain cases, enable users to share their personal information with each other. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them and it may be costly to mitigate and to develop and implement protections to prevent future events of this nature from occurring. When breaches of security (ours or that of any third-party we engage to store information) occurs, the reputation of our brands and business could be harmed, which could adversely affect our business, financial condition and results of operations.
Credit card data security breaches or fraud that we or third parties experience could adversely affect our business, financial condition and results of operations.
We accept payments (including recurring payments) from service professionals and members, primarily through credit and debit card transactions. The ability to access payment information on a real-time basis without having to proactively reach out to service professionals and members to process payments is critical to our success.
When we or a third-party experience(s) a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third-party, the more sizable the third-party’s customer base, the greater the number of accounts impacted and the more likely it will be that our service professionals and members would be impacted by such a breach. If our service professionals and members were affected, we would need to contact affected service professionals and members to obtain new payment information. It is likely that we would not be able to reach all affected service professionals and members, and even if we could, new payment information for some may not be obtained and pending payments may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our service professionals and members are not directly impacted by a given data security breach, they may lose confidence in the ability of providers of online products and services to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant effort.

If we fail to prevent fraudulent credit card data security breaches and fraudulent credit card transactions, we could face litigation, governmental enforcement action, fines, civil liability, diminished public perception of our security measures, higher credit card-related costs and substantial remediation costs, or credit card processors could cease doing business with us, any of which could adversely affect our business, financial condition and results of operations.
The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.
We receive, transmit and store a large volume of personal information in connection with the provision of our products and services and related payment transactions. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal, state and foreign laws and regulations and evolving industry standards and practices, which are changing, and in some cases, inconsistent and conflicting and subject to differing interpretations. In addition, new laws, regulations, standards and practices of this nature are proposed and adopted from time to time.
For example, a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the "GDPR"), became effective in May 2018. The GDPR, which applies to companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance. The GDPR will continue to be interpreted by European Union Data protection regulators, which may require that we make changes to our business practices, and could generate additional risks and liabilities. The European Union is also considering an update to its Privacy and Electronic Communications Directive to impose stricter rules regarding the use of cookies. In addition, the potential exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. In addition, there are a number of privacy and data protection laws and regulations recently passed or under consideration by the U.S. Congress, as well as in various U.S. states and foreign jurisdictions in which we do business, including the California Consumer Privacy Act of 2018, which becomes effective January 1, 2020.
While we believe that we comply with applicable privacy and data protection policies, laws and regulations and industry standards and practices in all material respects, we could still be subject to claims of non-compliance that we may not be able to successfully defend and/or significant fines and penalties. Moreover, any non-compliance or perceived non-compliance by us (or any third-party we engage to store or process information) or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, which could adversely affect our business, financial condition and results of operations.
Lastly, ongoing compliance with existing (and compliance with future) privacy and data protection laws worldwide could be costly. The devotion of significant costs to compliance (versus to product development) could result in delays in the development of new products and services, us ceasing to provide problematic products and services in existing jurisdictions and us being prevented from introducing products and services in new and existing jurisdictions, which could adversely affect our business, financial condition and results of operations.
We may experience risks related to acquisitions.
We have made numerous acquisitions in the past and we continue to seek to identify potential acquisition candidates to expand our business generally in the future. If we do not identify suitable acquisition candidates or complete acquisitions on satisfactory pricing or other terms, our growth could be adversely affected. Even if we complete what we believe to be suitable acquisitions, we may experience related operational and financial risks. So, to the extent that we continue to grow through acquisitions, we will need to:

•	properly value prospective acquisitions, especially those with limited operating histories;

•	successfully integrate the operations, as well as the various functions and systems, of acquired businesses with our existing operations, functions and systems;

•	successfully identify and realize potential synergies among acquired and existing business;

•	retain or hire senior management and other key personnel at acquired businesses; and

•	successfully manage acquisition-related strain on our management, operations and financial resources.
We may not be successful in addressing these or any other acquisition-related challenges. In addition, acquisition-related cost savings, growth opportunities, synergies or other anticipated benefits may not be realized. Also, future acquisitions could result in increased operating losses, dilutive issuances of equity securities and the assumption of contingent liabilities. Lastly, the value of goodwill and other intangible assets acquired could be impacted by unfavorable events and/or trends, which could result in significant impairment charges. The occurrence of any these events could adversely affect our business, financial condition and results of operations.
We face additional risks in connection with our international operations.
We currently operate businesses under various regional brands in Canada, France, Germany, Austria, the United Kingdom, the Netherlands and Italy and intend to seek to expand our international presence, both through acquisitions and organic growth.
Operating abroad, particularly in jurisdictions where we have limited experience, exposes us to additional risks, including:

•	operational and compliance challenges caused by distance, language barriers and cultural differences;

•	difficulties in staffing and managing international operations;

•	differing levels (or lack) of social and technological acceptance of online services generally, as well as online home services offerings specifically;

•	slow or lagging growth in the commercial use and acceptance of the Internet (particularly via mobile devices);

•	foreign currency fluctuations;

•	restrictions on the transfer of funds among countries and back to the United States and related repatriation costs;

•	differing and potentially adverse tax laws;

•	compliance challenges;

•	competitive environments that favor local businesses;

•	limitations on the level of intellectual property protection; and

•	trade sanctions, political unrest, terrorism, war and epidemics or the threat of any of these events.
The occurrence of any or all of the events described above could adversely affect our international operations, and in turn, our business, financial condition and results of operations.
We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon trademarks, trade dress and related domain names and logos to market our brands and businesses and to build and maintain brand loyalty and recognition, as well as upon trade secrets and patents.
We rely on a combination of laws and contractual restrictions on access to and use of proprietary information with employees, customers, suppliers, affiliates and others to establish and protect our and their various intellectual property rights. For examples, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. We also generally seek to apply for patents or for similar statutory protections as and if we deem appropriate, based on then current facts and circumstances, and will continue to do so in the future. No assurances can be given that these efforts will result in adequate trademark and service mark protection, adequate domain name rights and protections, the issuance of a patent or adequate patent protection against competitors and similar technologies. Third parties could also create new products or methods that achieve similar results without infringing upon patents we own.

Despite these measures, challenges to our intellectual property rights could still arise, third parties could copy or otherwise obtain and use the intellectual property without authorization and/or laws regarding the enforceability of existing intellectual property rights could change in an adverse manner. The occurrence of any of these events could result in the erosion of our various brands and limitations on our ability to control marketing online using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.
We depend on our key personnel.
Our future success depends upon our ability to identify, hire, develop, motivate and retain highly skilled individuals, particularly in the case of senior management. Competition for well-qualified employees across our various businesses is intense and we must attract new (and retain existing) employees to compete effectively. While we have established programs to attract new (and retain existing) employees, we may not be able to attract new (and retain existing) key and other employees in the future. In addition, if we do not ensure the effective transfer of knowledge and smooth transitions (particularly in the case of senior management) across our various businesses, our business, financial condition and results of operations generally, could be adversely affected.
We will continue to incur some increased costs and devote substantial management time as a result of operating as a relatively new public company.
The obligations of being a relatively new public company will continue to require new expenditures, place new demands on our senior management and require the hiring of additional personnel. While IAC continues to provide us with certain corporate and shared services related to corporate functions for negotiated fees, we also expect that we will need to continue to implement additional systems and hire additional personnel, primarily related to public reporting obligations, to adequately function as a mature public company. We cannot precisely predict the amount and timing of these significant expenditures. See "-Risks Related to Our Ongoing Relationship with IAC-The services that IAC provides to us may not be sufficient to meet our needs."
Risks Related to Our Relationship with IAC
IAC controls our company and will have the ability to control the direction of our business.
As of February1, 2019, IAC owned all of our outstanding Class B common stock, representing approximately 83.5% of our total outstanding shares of capital stock and approximately 98.1% of the total combined voting power of our outstanding capital stock. For so long as IAC owns shares of our capital stock that represent a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder (subject to certain limited exceptions for certain class votes). As a result, IAC has (and we expect will continue to have) the ability to control significant corporate activities, including:

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
In addition, pursuant to the investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to the employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our various agreements with IAC, see "Note 14-Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 8-Consolidated and Combined Financial Statements and Supplementary Data."
Until such time as IAC no longer controls or has the ability to substantially influence us, we will continue to face the risks described in this "Risk Factors" section relating to IAC’s control of us and the potential conflicts of interest between us and IAC.
Our amended and restated certificate of incorporation could prevent us from benefiting from certain corporate opportunities.
Our amended and restated certificate of incorporation has a "corporate opportunity" provision that requires us to renounce any interests or expectancy in corporate opportunities for both us and IAC. This provision also includes a disclaimer that states that we recognize that: (i) any of our directors or officers who are also officers, directors, employees or other affiliates of IAC or its affiliates (except that we and our subsidiaries are not considered affiliates of IAC or its affiliates for purposes of this provision) and (ii) IAC itself, will have no duty to offer or communicate information regarding such corporate opportunities to us. Generally, neither IAC nor any of our officers or directors who are also officers or directors of IAC or its affiliates will be liable to us or any of our stockholders for breach of any fiduciary duty by reason of the fact that any such person pursues or acquires any corporate opportunity for the account of IAC or any of its affiliates, directs or transfers such corporate opportunity to IAC or any of its affiliates or does not communicate information regarding such corporate opportunity to us. This corporate opportunity provision may exacerbate conflicts of interest between us and IAC because the provision effectively permits any of our directors or officers who also serves as a director or officer of IAC to choose to direct a corporate opportunity to IAC instead of us.
IAC's interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest between us and IAC could be resolved in a manner unfavorable to us and our other stockholders.
Various conflicts of interest between us and IAC could arise. As of the date of this report, four of our eleven directors are current directors or executive officers of IAC. Ownership interests of these individuals and IAC in our capital stock and ownership interests of our directors and officers in IAC capital stock, or service by an individual as either a director and/or officer of both companies, could create or appear to create potential conflicts of interest when such individuals are faced with decisions relating to us. These decisions could include:

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
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third-party. While we are controlled by IAC, we may not have the leverage to negotiate amendments to our various agreements with IAC (if required) on terms as favorable to us as those we would negotiate with an unaffiliated third-party.
We rely on exemptions from certain NASDAQ corporate governance requirements that provide protection to stockholders of other companies.
Because IAC owns more than 50% of the combined voting power of our outstanding capital stock, we are a "controlled company" under the Marketplace Rules of The Nasdaq Stock Market, LLC (the "Marketplace Rules"). As a "controlled company," we are exempt from compliance with certain Marketplace Rules related to corporate governance, including the following requirements:

•	that a majority of our board of directors consists of "independent directors" (as defined in the Marketplace Rules); and

•	that we have a nominating/governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
Accordingly, for so long as we are a "controlled company" and avail ourselves of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Marketplace Rules.
IAC’s desire to maintain flexibility with respect to its ability to distribute the shares of our capital stock it holds on a tax-free basis to its stockholders, and its desire to preserve the ability to maintain tax consolidation for U.S. federal income tax purposes, may prevent us from pursuing opportunities to raise capital, acquire other businesses or provide equity incentives to our employees, or otherwise impact our ability to manage our capital structure.

Under current laws, IAC must retain beneficial ownership of at least 80% of our combined voting power and 80% of each class of our non-voting capital stock (if any is outstanding) in order to effect a tax-free distribution of our shares held by IAC to its stockholders. IAC has advised us that it does not have any present intention or plans to undertake such a tax-free distribution. However, IAC does currently intend to use its majority voting interest to retain its ability to engage in such a transaction. In addition, IAC must maintain ownership of at least 80% of our outstanding capital stock in order to maintain tax consolidation with us for U.S. federal income tax purposes. IAC has advised us that it currently intends to take such actions, or cause the Company to take such actions, as may be necessary in order to preserve tax consolidation. Each of these intentions may cause IAC not to support transactions that we wish to pursue that involve issuing shares of our capital stock, including for capital-raising purposes, as consideration for an acquisition or as equity incentives to our employees, or otherwise impact our overall capital management strategy. Our inability to pursue such transactions, or any reduced flexibility in the management of our capital structure,  may adversely affect our business, financial condition and results of operations.

Our agreements with IAC will require us to indemnify IAC for certain tax liabilities and may limit our ability to engage in desirable strategic or capital-raising transactions.
Pursuant to our tax sharing agreement with IAC, we generally will be responsible and will be required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or its subsidiaries that includes us or any of our subsidiaries to the extent attributable to us or any of our subsidiaries (excluding certain taxes attributable to Angie’s List and its subsidiaries for taxable periods (or portions thereof) ending on or before the completion of the Combination), as determined under the tax sharing agreement, and (ii) all taxes imposed with respect to any consolidated, combined, unitary or separate tax returns of ours or any of our subsidiaries. To the extent IAC fails to pay taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or one of its subsidiaries that includes us or any of our subsidiaries, the relevant taxing authority could seek to collect such taxes (including taxes for which IAC is responsible under the tax sharing agreement) from us or our subsidiaries.
IAC does not have a present plan or intention to undertake a tax-free spin-off of its interest in us. Under the tax sharing agreement, we generally will be responsible for any taxes and related amounts imposed on IAC or us (or our respective subsidiaries) that arise from the failure of a future spin-off of IAC’s retained interest in us to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 368(a)(1)(D) and/or Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), to the extent that the failure to so qualify is attributable to: (i) a breach of the relevant representations and covenants made by us in the tax sharing agreement (or any representation letter provided in support of any tax opinion or ruling obtained by IAC with respect to the U.S. federal income tax treatment of such spin-off), (ii) an acquisition of our equity securities or assets or (iii) any other action or inaction by us after any such spin-off.
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
IAC has the right to sell or distribute to its stockholders all or a portion of the shares of our capital stock that it holds. Although as of the date of this report IAC has advised us that it does not have any present intention or plans to undertake such a sale or distribution, sales by IAC in the public market or distributions to its stockholders of substantial amounts of our capital stock (shares of Class B common stock or Class A common stock) could depress the price of our Class A common stock. In addition, IAC has the right, subject to certain conditions, to require us to file registration statements covering the sale of the shares of our capital stock it holds or to include such shares in other registration statements that we may file. If IAC exercises these registration rights and sells all or a portion of the shares of our capital stock it holds, the price of our Class A common stock could decline.
The services that IAC provides to us may not be sufficient to meet our needs.
We expect IAC to continue to provide us with significant corporate and shared services related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, tax, treasury and other services in exchange for the fees specified in the services agreement between us and IAC. Since IAC is obligated to provide these services in the same manner as those provided to the HomeAdvisor business during the twelve-month period prior to the Combination, we may not be able to modify these services in a manner desirable to us as a standalone public company. Further, if we no longer receive these services from IAC due to the termination of the services agreement or otherwise, we may not be able to perform these services ourselves and/or find appropriate third parties to do so at a reasonable cost (or at costs at or below those charged by IAC), which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Indebtedness
Our current and future indebtedness could affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations.
As of December 31, 2018, we had total debt outstanding of approximately $261.3 million under our term loan agreement and borrowing availability of $250 million under our revolving credit facility. The indebtedness outstanding under our term loan agreement is (and indebtedness under our revolving credit facility will be) guaranteed by our wholly owned material domestic subsidiaries and secured by substantially all of our assets and those of our guarantors, subject to certain exceptions. Our term loan agreement and revolving credit facility contain several covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	create liens on certain assets;

•	incur additional indebtedness;

•	make certain investments and acquisitions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	sell certain assets;

•	pay dividends on (or make distributions in respect of) our capital stock or make restricted payments or stock repurchases;

•	enter into certain transactions with our affiliates; and

•	place restrictions on distributions from subsidiaries.
Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict how we operate our business. Any failure to comply with these covenants could result in a default under the term loan agreement, which if not waived, could cause our lenders to foreclose on the assets we pledged to secure our term loan indebtedness and force us into bankruptcy or liquidation. In addition, a default under our term loan agreement could trigger a cross default under other current of future agreements (including our revolving credit facility).
In addition to the restrictions that limit our flexibility in operating our business, the terms of our indebtedness could:

•	limit our ability to obtain additional financing to fund working capital needs, acquisitions, capital expenditures, other debt service requirements or for other purposes;

•	limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our indebtedness;

•	limit our ability to compete with other companies who are not as highly leveraged;

•	restrict us from making strategic acquisitions, developing properties or exploiting business opportunities; and

•	limit our ability to react to changing general economic conditions and market conditions in our industry.
Subject to certain restrictions, we and our subsidiaries may incur additional unsecured and secured indebtedness. If additional indebtedness incurred in compliance with these restrictions is significant, the risks described above could increase.
We may not be able to generate sufficient cash to service all of our indebtedness.
Our ability to satisfy our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	our future ability to borrow under our revolving credit facility, the availability of which will depend on, among other things, compliance with the covenants governing our indebtedness.
We may not be able to generate sufficient cash flow from our operations and/or borrow under our revolving credit facility in amounts sufficient to meet our scheduled debt obligations. If so, we could be forced to reduce or delay capital expenditures, sell assets or seek additional capital in a manner that complies with the terms (including certain restrictions and limitations) of our current indebtedness. If these efforts do not generate sufficient funds to meet our scheduled debt obligations, we would need to seek additional financing and/or negotiate with our lenders to restructure or refinance our indebtedness. Our ability to do so would depend on the condition of the capital markets and our financial condition at such time. Any such financing, restructuring or refinancing could be on less favorable terms than those governing our current indebtedness and would need to comply with the terms (including certain restrictions and limitations) of our existing indebtedness.
Our variable rate indebtedness subjects us to interest rate risk.
As of December 31, 2018, we have $263.1 million of indebtedness outstanding under our term loan, which bears interest at variable rates. Indebtedness under our term loan is (and any indebtedness under our revolving credit facility will be) at variable interest rates, which exposes us to interest rate risk. For details regarding interest rates applicable to the indebtedness outstanding under our term loan as of December 31, 2018, see "Item 7A-Quantitative and Qualitative Disclosures About Market Risk."
Risks Related to Ownership of Our Class A Common Stock
The multiclass structure of our capital stock has the effect of concentrating voting control with IAC and limiting the ability of holders of our Class A common stock to influence corporate matters.
Each share of our Class B common stock has ten votes per share and each share of our Class A common stock has one vote per share. As of February 1, 2019, IAC owned all of the shares of our outstanding Class B common stock, representing economic and voting interests in us of approximately 83.5% and 98.1%, respectively. Due to the ten-to-one voting ratio between our Class B common stock and Class A common stock, IAC (and any future holders of our Class B common stock, collectively) will continue to control a substantial majority of the combined voting power of our capital stock. This concentrated control will significantly limit the ability of holders of our Class A common stock to influence corporate matters.
The difference in the voting rights of our Class B common stock and Class A common stock may harm the value and liquidity of our Class A common stock.
This difference in voting rights between our Class B common stock and Class A common stock could harm the value of our Class A common stock to the extent that any investor or potential future purchaser of our Class A common stock ascribes value to the right of the holders of our Class B common stock to ten votes per share. The existence of two classes of common stock with different voting rights could result in less liquidity for our Class A common stock than if there were only one class of common stock, which could adversely affect the price of our Class A common stock.
We do not expect to pay any cash dividends in the foreseeable future.
Currently, we have no plans to pay cash dividends on our Class A common stock and/or Class B common stock. Instead, we currently anticipate that all of our future earnings will be retained to support our operations and finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:

•	our historic and projected financial condition, liquidity and results of operations;

•	our capital levels and needs;

•	tax considerations;

•	any acquisitions that we may consider;

•	statutory and regulatory prohibitions and other limitations;

•	the terms of any credit agreement or other borrowing arrangements that restrict our ability to pay cash dividends, including our term loan agreement and revolving credit facility;

•	general economic conditions; and

•	other factors deemed relevant by our board of directors.
We are not obligated to pay dividends on our Class A common stock or Class B common stock. Consequently, investors may need to rely on sales on their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
The Delaware General Corporation Law and certain provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a change of control of our company and/or changes in our management.
The Delaware General Corporation Law (the "DGCL") and our amended and restated certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company and/or changes in our management that our stockholders may deem advantageous, including provisions that: (i) authorize the issuance of "blank check" preferred stock, which our board of directors could issue to discourage a takeover attempt; (ii) limit the ability of our stockholders to call special meetings of stockholders; and (iii) provide that our board of directors is expressly authorized to make, alter or repeal our bylaws.
Any provision of the DGCL or our amended and restated certificate of incorporation and bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a related premium for their Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
The choice of forum provision in our amended and restated bylaws could limit the ability of our stockholders to obtain the judicial forum of their choice for certain disputes.
Our amended and rested bylaws provide that unless we consent in writing to the selection of an alternative forum, a state court within the State of Delaware (or, if no state court located within Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for all of the following actions: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for (or based on breach of) fiduciary duty owed by any of our current or former directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers or other employees pursuant to the DGCL, our certificate of incorporation or our bylaws, (iv) any action asserting a claim relating to or involving us that is governed by the internal affairs doctrine or (v) any action asserting an "internal corporate claim" (as defined under the DGCL). This choice of forum provision may limit the ability of our stockholders to bring claims in a judicial forum that they find favorable for disputes with us or our current or former directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find our choice of forum provision to be inapplicable or unenforceable in an action, we could incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Our Class A common stock is currently ineligible for inclusion in certain stock market indices.
Policies adopted by certain operators of U.S. stock market indices exclude equity securities of companies with multiple classes of outstanding publicly traded equity securities and/or companies with outstanding classes of publicly traded equity securities that have no voting rights (or "low" voting rights relative to another outstanding class of equity securities) from their stock indices and similar policies may be implemented by other operators of stock market indices in the future. Given the multiclass structure of our capital stock and IAC’s control over us, our Class A common stock is not currently eligible for inclusion in the S&P Composite 1500 (and its three component indices) and any indices managed by FTSE Russell. Exclusion from these stock market indices (and any others in the future) could reduce the liquidity of and demand for our Class A common stock, which could adversely affect the price of our Class A common stock.
Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
We believe that the facilities for our management and operations are generally adequate for our current and near-term future needs. Our facilities, most of which are leased in the United States and abroad, consist of executive and administrative offices, sales offices and data centers. We do not anticipate any future problems renewing or obtaining suitable leases for us or any of our businesses. We currently lease approximately 127,000 square feet for our corporate headquarters in Golden, Colorado, which also houses offices for our HomeAdvisor business. Commencing in March 2019, our corporate headquarters and offices for our HomeAdvisor business will be housed in an approximately 152,000 square feet of leased executive, administrative and sales office space in Denver, Colorado.
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
Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended in November 2016, alleges that our HomeAdvisor business engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads or failing to disclose certain charges. The complaint seeks certification of a nationwide class consisting of all HomeAdvisor service professionals since October 2012, asserts claims for fraud, breach of implied contract, unjust enrichment and violation of the federal RICO statute and the Colorado Consumer Protection Act ("CCPA"), and seeks injunctive relief and damages in an unspecified amount. In December 2016, HomeAdvisor filed a motion to dismiss the RICO and CCPA claims. In September 2017, the court issued an order granting the motion and dismissing those claims. In October 2017, HomeAdvisor filed an answer denying the material allegations of the remaining claims in the complaint. In May 2018, the plaintiffs filed a motion for leave to file a second amended complaint that would add nine new named plaintiffs, five new defendants (including ANGI Homeservices), and 55 new claims, most of them for various alleged violations of the laws of nine separate states. In June 2018, HomeAdvisor opposed the motion on grounds including that it was filed more than one year after the court’s deadline to amend pleadings.
In July 2018, the plaintiffs’ counsel filed a separate putative class action in the U.S. District Court for the District of Colorado, Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, on behalf of the same nine proposed new plaintiffs in the Airquip case, naming as defendants HomeAdvisor, ANGI Homeservices and IAC (as well as an unrelated company), and asserting 45 claims largely duplicative of those asserted in the proposed second amended complaint in the Airquip case. In November 2018, the judge presiding over the Airquip case issued an order consolidating the two cases to proceed before him under the caption In re HomeAdvisor, Inc. Litigation.
In January 2019, the plaintiffs filed a motion for leave to file a second amended complaint. On February 15, 2019, the defendants filed their opposition to the motion on various grounds. Discovery in the case is well under way, and the issue of class certification remains to be litigated. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.

Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity and Related Stockholder Matters

Our Class A common stock is quoted on The Nasdaq Global Select Market ("NASDAQ") under the ticker symbol "ANGI." There is no established public trading market for our Class B common stock.

As of February 1, 2019, there were ten holders of record of our Class A common stock. Because the substantial majority of the outstanding shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 1, 2019, there was one holder of record and beneficial shareholder of our Class B common stock.

Dividends
We do not currently expect that any cash or other dividends will be paid to holders of our Class A or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company's Board of Directors.
Unregistered Sales of Equity Securities

The Employee Matters Agreement dated as of September 29, 2017, by and between us and IAC (the "Employee Matters Agreement"), provides, among other things, that we will reimburse IAC for the cost of any IAC equity awards held by our current and former employees and that IAC may elect to receive payment either in cash or shares of our Class B common stock.

Pursuant to the Employee Matters Agreement, 137,623 shares of Class B common stock were issued to IAC on December 31, 2018 as reimbursement for shares of IAC common stock issued in connection with the exercise of IAC stock options held by our employees. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) of such act.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Class A common stock during the quarter ended December 31, 2018. On February 6, 2019, the ANGI Homeservices Board of Directors authorized the Company to repurchase up to 15 million shares of its common stock. The Company may purchase shares pursuant to this repurchase authorization over an indefinite period in the open market and in privately negotiated transactions, depending on those factors our management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
Item 6.    Selected Financial Data
The consolidated and combined statement of operations data set forth in the table below for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and the consolidated and combined balance sheet data as of December 31, 2018, 2017, 2016 and 2015 have been derived from our audited consolidated and combined financial statements. The combined balance sheet data as of December 31, 2014 has been derived from the consolidated financial statements and accounting records of IAC/ InterActiveCorp. This selected financial data should be read in conjunction with the consolidated and combined financial statements and accompanying notes included herein.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:(a)
Revenue	$1,132,241	$736,386	$498,890	$361,201	$283,541
Net earnings (loss)	77,507	(104,527)	10,631	(3,996)	(2,220)
Net (earnings) loss attributable to noncontrolling interests	(189)	1,409	2,497	2,671	457
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	77,318	(103,118)	13,128	(1,325)	(1,763)
Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings (loss) per share	$0.16	$(0.24)	$0.03	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$0.15	$(0.24)	$0.03	$(0.00)	$(0.00)

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
					(unaudited)
Balance Sheet Data:
Total assets	$1,808,027	$1,467,262	$295,517	$203,576	$200,630
Long-term debt:
Current portion of long-term debt	13,750	13,750	—	—	—
Long-term debt, net	244,971	258,312	—	—	—
Long-term debt—related party, including current portion	1,015	2,813	49,838	16,350	16,350
________________________________________________________________

(a)	We recognized items that affected the comparability of results for the years 2018, 2017 and 2016, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT OVERVIEW
ANGI Homeservices Inc. ("ANGI Homeservices," the "Company," "ANGI," "we," "our," or "us") connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor®, Angie’s List® and Handy. Combined, these leading marketplaces have collected more than 15 million reviews over the course of 20 years, allowing homeowners to research, match and connect on-demand to the largest network of service professionals online, through our mobile apps, or by voice assistants. ANGI Homeservices owns and operates brands in eight countries.
The HomeAdvisor digital marketplace service connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments with those professionals online or connect with them by telephone. Effective September 29, 2017, the Company also owns and operates Angie’s List, Inc. ("Angie's List"), which connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories and provides consumers with valuable tools, services and content, including verified reviews, to help them research, shop and hire for local services. On October 19, 2018, the Company acquired Handy Technologies, Inc. ("Handy"), a leading platform in the United States for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. We refer to the HomeAdvisor and Handy businesses in the United States as the ("Marketplace"). We also own and operate mHelpDesk and CraftJack. Prior to its sale on December 31, 2018, we also operated Felix.
The Company has two operating segments: (i) North America (United States and Canada), which includes HomeAdvisor, Angie's List, Handy, mHelpDesk and HomeStars, and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot and Instapro.
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
Operating Metrics:
In connection with the management of our businesses, we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our businesses are set forth below:

•
Marketplace Revenue includes revenue from the HomeAdvisor and Handy domestic marketplace service, including consumer connection revenue for consumer matches, membership subscription revenue from HomeAdvisor service professionals and revenue from completed jobs sourced through the Handy platform. It excludes revenue from Angie's List, mHelpDesk, HomeStars and Felix.

•
Advertising & Other Revenue includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk, HomeStars and Felix.

•	Marketplace Service Requests are fully completed and submitted domestic customer service requests to HomeAdvisor and completed jobs sourced through the Handy platform.

•
Marketplace Paying Service Professionals ("Marketplace Paying SPs") are the number of HomeAdvisor and Handy domestic service professionals that had an active subscription and/or paid for consumer matches or completed a job sourced through the Handy platform in the last month of the period. An active HomeAdvisor subscription is a subscription for which HomeAdvisor was recognizing revenue on the last day of the relevant period.

•	Advertising Service Professionals are the total number of Angie’s List service professionals under contract for advertising at the end of the period.
Components of Results of Operations
Revenue
Marketplace Revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and booking fees from completed jobs sourced through the Handy platform, and (ii) membership subscription fees paid by HomeAdvisor service professionals. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Effective with the Combination (described below), Advertising & Other Revenue is primarily derived from Angie's List (i) sales of time-based website, mobile and call center advertising to service professionals and (ii) membership subscription fees from consumers.
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

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, fees for professional services (including transaction-related costs related to acquisitions and the Combination), bad debt expense, software license and maintenance costs and facilities costs. Our customer service function includes personnel who provide support to our service professionals and consumers.

•
Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, software license and maintenance costs and facilities costs.

Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to operating income (loss) to consolidated and combined Adjusted EBITDA for the years ended December 31, 2018, 2017, and 2016.
The Combination
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At December 31, 2018, IAC owned 83.9% and 98.1% of the economic and voting interest, respectively, of ANGI Homeservices.
During the years ended December 31, 2018 and 2017, the Company incurred $3.6 million and $44.1 million, respectively, in costs related to this transaction (including severance, retention, transaction and integration related costs). In addition, the Company had deferred revenue write-offs of $5.5 million and $7.8 million during the years ended December 31, 2018 and 2017, respectively.

The Company also incurred $70.6 million and $122.1 million in stock-based compensation expense during the years ended December 31, 2018 and 2017, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. Stock-based compensation expense arising from the Combination is expected to be approximately $35 million in 2019 and $20 million in 2020.
2018 Developments
On December 31, 2018, ANGI sold Felix, which was included in our North America segment.
On November 5, 2018, ANGI entered into a five-year $250 million revolving credit facility (the "Credit Facility") and the term loan facility (the "Term Loan") was amended and restated, and is now due on November 5, 2023.
On October 19, 2018, ANGI acquired Handy, which is included in our North America segment.
2018 Consolidated Results
In 2018, the Company delivered $395.9 million, or 54%, revenue growth, which was primarily driven by Marketplace Revenue growth of $193.1 million, or 33%; the contribution from Angie’s List; and growth in Europe of $12.6 million, or 22%. Operating income increased $211.8 million to $63.9 million from a loss of $147.9 million in the prior year due primarily to an increase in Adjusted EBITDA of $208.3 million, or 532%, and a decrease of $52.2 million in stock-based compensation expense due primarily to a decrease in the modification and acceleration charges of $51.4 million related to the Combination, partially offset by increases of $39.0 million in amortization of intangibles principally due to the Combination and $9.8 million in depreciation. Adjusted EBITDA increased primarily due to the increase in revenue of $395.9 million, a decrease of $40.5 million in costs related to the Combination (including severance, retention, transaction and integration related costs) and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination, increases of $21.7 million in cost of revenue, $19.7 million in bad debt expense, $15.2 million in software license and maintenance costs and $9.4 million in facilities costs. Operating income and Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $4.9 million due to the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers on January 1, 2018. As a result of the adoption of ASU No. 2014-09, certain sales commissions, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional; these costs were expensed as incurred prior to January 1, 2018.
In addition to the Combination, other events affecting year-over-year comparability that occurred prior to 2018 include the acquisitions of controlling interests in MyBuilder Limited ("MyBuilder") on March 24, 2017 (reflected in the Europe segment) and HomeStars Inc. ("HomeStars") on February 8, 2017 (reflected in the North America segment).

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016
Revenue

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Amounts in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$704,341	$182,860	35%	$521,481	$139,015	36%	$382,466
Membership subscription revenue	66,214	10,079	18%	56,135	12,562	29%	43,573
Other revenue	3,940	142	4%	3,798	971	34%	2,827
Total Marketplace Revenue	774,495	193,081	33%	581,414	152,548	36%	428,866
Advertising & Other Revenue	287,676	190,193	195%	97,483	64,502	196%	32,981
North America	1,062,171	383,274	56%	678,897	217,050	47%	461,847
Europe	70,070	12,581	22%	57,489	20,446	55%	37,043
Total Revenue	$1,132,241	$395,855	54%	$736,386	$237,496	48%	$498,890

Percentage of Total Revenue:
North America	94%			92%			93%
Europe	6%			8%			7%
Total Revenue	100%			100%			100%

	Years Ended December 31,
	2018	Change	% Change	2017	Change	% Change	2016
	(Amounts in thousands)
Operating metrics:
Marketplace Service Requests	23,488	5,359	30%	18,129	4,921	37%	13,208
Marketplace Paying SPs	214	33	18%	181	38	26%	143
Advertising Service Professionals	36	(9)	(20)%	45	NA	NA	—
________________________
NA = Not applicable
For the year ended December 31, 2018 compared to the year ended December 31, 2017
North America revenue increased $383.3 million, or 56%, due to increases in Marketplace Revenue of $193.1 million, or 33%, and Advertising & Other Revenue of $190.2 million, or 195%. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $182.9 million, or 35%, which was driven by a 30% increase in Marketplace Service Requests to 23.5 million and an increase in membership subscription revenue of $10.1 million, or 18%, due to a 18% increase in Marketplace Paying SPs to 214,000. The increase in Advertising & Other Revenue was driven by the contribution from Angie's List, which reflects the write-off of deferred revenue due to the Combination of $5.5 million in 2018 compared to $7.8 million in 2017.
Europe revenue grew $12.6 million, or 22%, driven by the acquisition of a controlling interest in MyBuilder on March 24, 2017, as well as growth across other regions. Europe revenue also benefited from the weakening of the U.S. dollar relative to the Euro.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America revenue increased $217.1 million, or 47%, due to increases in Marketplace Revenue of $152.5 million, or 36%, and Advertising & Other Revenue of $64.5 million, or 196%. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $139.0 million, or 36%, which was driven by a 37% increase in Marketplace Service

Requests to 18.1 million and an increase in membership subscription revenue of $12.6 million, or 29%, due to a 26% increase in Marketplace Paying SPs to 181,000. Advertising & Other Revenue in 2017 includes Angie's List since the date of the Combination, which reflects the write-off of deferred revenue due to the Combination of $7.8 million.
Europe revenue grew $20.4 million, or 55%, driven by the acquisitions of controlling interests in MyHammer on November 3, 2016 and MyBuilder, as well as organic growth across other regions.
Cost of revenue

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$55,739	$21,666	64%	$34,073	$8,215	32%	$25,858
As a percentage of revenue	5%			5%			5%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
North America cost of revenue increased $21.5 million, or 66%, driven by increases of $7.2 million in traffic acquisition costs, $6.9 million in credit card processing fees due to $3.5 million from the inclusion of Angie's List and higher Marketplace Revenue, $3.7 million in costs associated with publishing and distributing the Angie's List Magazine and $2.6 million in hosting fees, principally from the inclusion of Angie's List.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America cost of revenue increased $7.2 million, or 28%, driven by increases of $4.2 million in credit card processing fees due to higher Marketplace Revenue and $1.4 million from the inclusion of Angie's List, and $2.1 million in hosting fees, of which $1.3 million was from the inclusion of Angie's List, partially offset by a reduction in traffic acquisition costs of $0.4 million.
Europe cost of revenue increased $1.0 million, or 383%, driven by an increase of $0.9 million in hosting fees.
Selling and marketing expense

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$541,469	$77,429	17%	$464,040	$157,327	51%	$306,713
As a percentage of revenue	48%			63%			61%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
North America selling and marketing expense increased $73.5 million, or 17%, but declined as a percentage of revenue. The increase in North America selling and marketing expense was driven by increases in advertising expense of $53.0 million, reflecting the impact from the inclusion of Angie's List, compensation expense of $11.8 million and facilities costs of $4.0 million. The increase in advertising expense is due primarily to increased investments in online marketing and television spend. Compensation expense increased due primarily to growth in the sales force, partially offset by a decrease in stock-based compensation expense of $22.4 million and the inclusion of $7.4 million in severance and retention costs in 2017 related to the Combination. The decrease in stock-based compensation expense reflects decreases of $13.3 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards ($1.6 million in 2018 compared to $14.8 million in 2017), and $9.0 million in expense related to previously issued Angie's List equity awards, including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($0.6 million in 2018 compared to $9.6 million in 2017). Compensation expense in 2018 also reflects a reduction in sales commissions expense of $4.9 million due to the adoption of ASU No. 2014-09. As a percentage of revenue, North America selling and marketing expense declined due, in part, to accelerated revenue growth driven by capacity expansion efforts combined with marketing optimization efforts.

Europe selling and marketing expense increased $4.0 million, or 11%, driven by $3.6 million of increased expense from the inclusion of MyBuilder, principally related to advertising, and increases in compensation expense of $1.0 million and facilities costs of $1.0 million, partially offset by a decrease in advertising expense of $2.5 million.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America selling and marketing expense increased $142.8 million, or 50%, driven by an increase in advertising expense of $73.3 million, of which $5.3 million was from the inclusion of Angie's List, an increase of $62.4 million in compensation expense, of which $24.4 million was from the inclusion of Angie's List, as well as $2.5 million of expense from the acquisition of HomeStars. The increase in advertising expense is due primarily to increased organic investments in online marketing and television spend. Compensation expense increased due primarily to an increase of $24.9 million in stock-based compensation expense, of which $9.8 million was from the inclusion of Angie's List, an increase in the sales force and the inclusion of $7.4 million in severance and retention costs related to the Combination. The increase in stock-based compensation expense reflects $14.8 million of expense in 2017 due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards, and $9.6 million of expense in 2017 related to previously issued Angie's List equity awards, including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination.
Europe selling and marketing expense increased $14.5 million, or 65%, driven by organic growth of $4.9 million in advertising expense and $2.5 million in compensation expense due, in part, to an increase in the sales force, as well as $7.0 million of expense from the acquisitions of MyHammer and MyBuilder.
General and administrative expense

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$323,462	$23,029	8%	$300,433	$190,340	173%	$110,093
As a percentage of revenue	29%			41%			22%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
North America general and administrative expense increased $24.9 million, or 9%, due primarily to an increase of $19.5 million in bad debt expense due, in part, to higher Marketplace Revenue, increases of $9.4 million in software license and maintenance costs and $3.7 million in facilities costs, both reflecting the impact from the inclusion of Angie's List, and an increase in customer service expense of $3.4 million, partially offset by a reduction in transaction and integration-related costs principally related to the Combination of $21.1 million. North America general and administrative expense also includes an increase in compensation expense of $1.0 million. The increase in compensation expense is due primarily to an increase in headcount following the Combination and existing business growth as well as $3.8 million from the inclusion of Handy, almost entirely offset by a decrease of $24.9 million in stock-based compensation expense and a decrease of $9.2 million in severance and retention costs related to the Combination ($2.7 million in 2018 compared to $11.8 million in 2017). The decrease in stock-based compensation expense reflects decreases of $12.9 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards ($52.9 million in 2018 compared to $65.7 million in 2017), and $9.6 million in expense related to previously issued Angie's List equity awards, including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($8.1 million in 2018 compared to $17.7 million in 2017), and the inclusion in 2017 of a modification charge related to a HomeAdvisor equity award, partially offset by acceleration of expense related to certain equity awards in the fourth quarter of 2018 in connection with the chief executive officer transition and the issuance of new equity awards since 2017.
Europe general and administrative expense decreased $1.9 million, or 7%, due primarily to a reduction in facilities costs and the inclusion in 2017 of $0.8 million of transaction-related costs primarily related to the acquisition of MyBuilder, partially offset by $1.1 million of increased expense from the inclusion of MyBuilder.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America general and administrative expense increased $181.8 million, or 200%, due primarily to higher compensation expense of $129.4 million, of which $38.4 million was from the inclusion of Angie's List, and $24.3 million in costs related to the Combination including transaction related costs of $14.3 million and integration related costs of $10.0 million. The increase in compensation expense is due principally to an increase of $100.7 million in stock-based compensation expense, of which $18.0 million was from the inclusion of Angie's List, an increase in headcount from business growth and the inclusion of $11.8 million in severance and retention costs in 2017 related to the Combination. The increase in stock-based compensation expense reflects $65.7 million of expense in 2017 due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards, and $17.7 million of expense in 2017 related to previously issued Angie's List equity awards, including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination, as well as a modification charge related to a HomeAdvisor equity award in 2017. North America general and administrative expense also includes increases of $9.3 million in bad debt expense due to higher Marketplace Revenue, $3.9 million in customer service expense and $3.1 million in software license and maintenance costs, as well as $2.5 million of expense from the inclusion of HomeStars.
Europe general and administrative expense increased $8.5 million, or 45%, due primarily to $7.3 million of expense from the inclusion of MyHammer and MyBuilder and an increase of $1.3 million in compensation expense due, in part, to increased headcount.
Product development expense

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$61,143	$13,236	28%	$47,907	$27,311	133%	$20,596
As a percentage of revenue	5%			7%			4%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
North America product development expense increased $8.1 million, or 19%, due primarily to an increase in software license and maintenance costs of $3.8 million, reflecting the impact from the inclusion of Angie's List, and an increase in compensation expense of $2.8 million. The increase in compensation expense is due primarily to increased headcount, partially offset by a decrease of $6.1 million in stock-based compensation expense resulting from a lower modification charge related to the Combination.
Europe product development expense increased $5.1 million, or 116%, due to an increase of $1.5 million in compensation expense due, in part, to increased headcount, $1.1 million of increased expense from the inclusion of MyBuilder and increases in facilities costs of $0.7 million and software license and maintenance costs of $0.6 million.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America product development expense increased $25.6 million, or 142%, due primarily to an increase in compensation expense of $23.2 million, of which $6.8 million was from the inclusion of Angie's List, and $1.0 million of expense from the inclusion of HomeStars. The increase in compensation expense is due to an increase of $14.5 million in stock-based compensation expense principally due to the modification charge related to the Combination and increased headcount.
Europe product development expense increased $1.7 million, or 66%, due to an increase of $1.9 million in compensation expense from the inclusion of MyHammer and MyBuilder.
Depreciation

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$24,310	$9,767	67%	$14,543	$6,124	73%	$8,419
As a percentage of revenue	2%			2%			2%

For the year ended December 31, 2018 compared to the year ended December 31, 2017
North America depreciation increased $8.6 million, or 65%, of which $2.2 million was from the inclusion of Angie's List and the remaining increase was due primarily to continued growth, including internally developed capitalized software. Europe depreciation increased $1.1 million.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America depreciation increased $5.2 million or 66%, and Europe depreciation increased $0.9 million, or 207%, due primarily to increased depreciation related to continued corporate growth, including acquisitions.
Operating income (loss)

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
North America	$78,102	$206,585	NM	$(128,483)	$(160,947)	NM	$32,464
Europe	(14,196)	5,192	27%	(19,388)	(10,982)	(131)%	(8,406)
Total	$63,906	$211,777	NM	$(147,871)	$(171,929)	NM	$24,058

As a percentage of revenue	6%			(20)%			5%
________________________
NM = Not meaningful
For the year ended December 31, 2018 compared to the year ended December 31, 2017
North America operating income increased $206.6 million to $78.1 million from a loss of $128.5 million in 2017 due primarily to an increase in Adjusted EBITDA of $203.8 million described below, and a decrease of $51.5 million in stock-based compensation expense, partially offset by increases of $40.0 million in amortization of intangibles and $8.6 million in depreciation. The decrease in stock-based compensation expense was due primarily to a decrease of $51.4 million in modification and acceleration charges related to the Combination and the inclusion in 2017 of a modification charge related to a HomeAdvisor equity award, partially offset by acceleration of expense related to certain equity awards in the fourth quarter of 2018 in connection with the chief executive officer transition and the issuance of new equity awards since 2017. The increase in amortization of intangibles was principally due to the Combination.
Europe operating loss decreased $5.2 million, or 27%, due primarily to a reduction in Adjusted EBITDA loss of $4.6 million described below and decreases of $1.1 million in amortization of intangibles and $0.7 million in stock-based compensation expense, partially offset by an increase of $1.1 million in depreciation.
At December 31, 2018, there is $130.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.0 years.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America operating income decreased $160.9 million to an operating loss of $128.5 million in 2017 as compared to operating income of $32.5 million in 2016, despite an increase of $0.1 million in Adjusted EBITDA described below, primarily due to an increase of $140.4 million in stock-based compensation expense, an increase of $15.3 million in amortization of intangibles and an increase of $5.2 million in depreciation. The increase in stock-based compensation expense was due primarily to modification and acceleration charges of $122.1 million related to the Combination and the inclusion in 2017 of a modification charge related to a HomeAdvisor equity award. The increase in amortization of intangibles was due principally to the Combination.
Europe operating loss increased $11.0 million, or 131%, primarily due to an increase in Adjusted EBITDA loss of $5.5 million described below, an increase of $4.8 million in amortization of intangibles and an increase of $0.9 million in depreciation, partially offset by a decrease in stock-based compensation expense of $0.1 million.

Adjusted EBITDA

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
North America	$253,963	$203,781	406%	$50,182	$94	—%	$50,088
Europe	(6,457)	4,562	41%	(11,019)	(5,477)	(99)%	(5,542)
Total	$247,506	$208,343	532%	$39,163	$(5,383)	(12)%	$44,546

As a percentage of revenue	22%			5%			9%
For a reconciliation of net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to operating income (loss) to consolidated and combined Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 12—Segment Information" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."
For the year ended December 31, 2018 compared to the year ended December 31, 2017
North America Adjusted EBITDA increased $203.8 million, or 406%, due primarily to the increase of $383.3 million in revenue, a reduction in transaction and integration-related costs principally related to the Combination of $38.3 million and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination and, as described above, increases of $21.5 million in cost of revenue, $19.5 million in bad debt expense, $14.8 million in software license and maintenance costs and $8.0 million in facilities costs.
Europe Adjusted EBITDA loss decreased $4.6 million, or 41%, due primarily to the increase of $12.6 million in revenue, of which $6.9 million was from MyBuilder, and the decrease in advertising expense of $2.5 million, partially offset by $5.8 million of expense from the inclusion of MyBuilder primarily related to advertising, higher compensation expense of $3.6 million primarily due to increased headcount and an increase in facilities costs of $0.7 million. Additionally, Europe Adjusted EBITDA loss in 2017 includes $0.8 million of transaction-related costs primarily related to the acquisition of MyBuilder.
Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $4.9 million for North America due to the adoption of ASU No. 2014-09 on January 1, 2018.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
North America Adjusted EBITDA increased $0.1 million, despite the significant increase of $217.1 million in revenue, due primarily to an increase in advertising expense of $73.3 million, higher compensation expense due, in part, to increased headcount, the inclusion in 2017 of $44.1 million in costs related to the Combination (including severance, retention, transaction and integration related costs) and increases of $9.3 million in bad debt expense due to higher revenue, $3.9 million in customer service expense and $3.1 million in software license and maintenance costs. Adjusted EBITDA in 2017 was further impacted by write-offs of deferred revenue related to the Combination of $7.8 million and the acquisition of HomeStars of $0.7 million.
Europe Adjusted EBITDA loss increased $5.5 million, or 99%, driven primarily by our European expansion strategy including an increase in advertising expense of $10.7 million and higher compensation expense of $10.5 million both due primarily to the inclusion of MyHammer and MyBuilder. The increase in compensation expense was also due to increased organic headcount.
Interest expense
Interest expense—third-party relates to interest on the Term Loan, which commenced on November 1, 2017 and commitment fees on the undrawn Credit Facility, which commenced on November 5, 2018.
Interest expense—related party includes interest charged by IAC and its subsidiaries on related party notes, which were primarily related to acquisitions. All related party notes were settled prior to the Combination, with the exception of a promissory note payable to a foreign subsidiary of IAC. For a detailed description of long-term debt—related party, see "Note

15—Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense—third-party	$11,623	$9,858	559%	$1,765	$1,765	NA	$—
Interest expense—related party	118	(5,853)	(98)%	$5,971	5,077	568%	894
Other income (expense), net

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other income (expense), net	$17,859	$15,885	805%	$1,974	$2,673	NM	$(699)
Other income, net in 2018 includes a gain of $13.2 million related to the sale of Felix and third-party interest income of $4.8 million.
Other income (expense), net in 2017 and 2016 is principally net foreign currency exchange gains (losses).
Income tax benefit (provision)

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax benefit (provision)	$7,483	$(41,623)	NM	$49,106	$60,940	NM	$(11,834)
Effective income tax rate	NM			32%			53%
In 2018, the income tax benefit, despite pre-tax income, is due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the impacts of the Tax Act in the fourth quarter of 2017 as described below. In the third quarter of 2018, the Company finalized its calculations related to the impacts of the Tax Act with no adjustment in 2018 to the Company’s previously recorded provisional tax expense.
In 2017, the effective income tax rate is lower than the statutory rate of 35% due primarily to the effect of the Tax Act, largely offset by adopting the provisions of the Financial Accounting Standards Board issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. The Tax Act required a remeasurement of U.S. net deferred tax assets due to the reduction in the corporate income tax rate from 35% to 21%, resulting in a tax expense of $33.0 million. The Company was not subject to the one-time transition tax because it has cumulative losses from its international operations. Under ASU No. 2016-09, excess tax benefits generated by the settlement or exercise of stock-based awards of $35.8 million for the year ended December 31, 2017 are recognized as a reduction to the income tax provision rather than as an increase to additional paid-in capital.
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
The following table reconciles net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to operating income (loss) to consolidated and combined Adjusted EBITDA:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$77,318	$(103,118)	$13,128
Add back:
Net earnings (loss) attributable to noncontrolling interests	189	(1,409)	(2,497)
Income tax (benefit) provision	(7,483)	(49,106)	11,834
Other (income) expense, net	(17,859)	(1,974)	699
Interest expense—related party	118	5,971	894
Interest expense—third-party	11,623	1,765	—
Operating income (loss)	63,906	(147,871)	24,058
Stock-based compensation expense	97,078	149,230	8,916
Depreciation	24,310	14,543	8,419
Amortization of intangibles	62,212	23,261	3,153
Adjusted EBITDA	$247,506	$39,163	$44,546
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 12—Segment Information" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."
Non-Cash Expenses That Are Excluded from Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions (including the Combination), of stock appreciation rights, restricted stock units, or RSUs, stock options and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method. Performance-based RSUs are included only to the extent the applicable performance condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent that stock-based awards are settled on a net basis, the Company remits the required tax-withholding amount from its current funds.

Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions (including the Combination). At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as service professional and contractor relationships, technology, memberships, customer lists and user base, and trade names, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents:
United States	$328,795	$214,803
All other countries (a)	8,189	6,718
Total cash and cash equivalents	336,984	221,521
Marketable securities (United States)	24,947	—
Total cash and cash equivalents and marketable securities	$361,931	$221,521

Long-term debt
Term Loan due November 5, 2023	$261,250	$275,000
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,529	2,938
Total long-term debt, net	$244,971	$258,312

Long-term debt—related party	$1,015	$2,813
Less: current portion of long-term debt—related party	—	816
Total long-term debt—related party, net	$1,015	$1,997
_________________________________________________________________________

(a)	If needed for U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 7—Long-term Debt" and for a detailed description of long-term debt—related party, see "Note 15—Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$223,700	$41,823	$47,896
Investing activities	(57,591)	(93,177)	(32,309)
Financing activities	(49,021)	224,733	28,974
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, amortization of intangibles, bad debt expense, depreciation, gain from the sale of a business, and deferred income taxes.
2018
Adjustments to earnings consist primarily of $97.1 million of stock-based compensation expense, $62.2 million of amortization of intangibles, $47.2 million of bad debt expense and $24.3 million of depreciation, partially offset by $13.2 million in gain from the sale of Felix and $8.4 million of deferred income taxes. The deferred income tax benefit primarily relates to amortization of intangibles and stock-based compensation expense, partially offset by the utilization of net operating losses. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $47.7 million and an increase in other assets of $13.0 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in other assets is due to increases in capitalized sales commissions and prepaid marketing.
Net cash used in investing activities includes capital expenditures of $47.0 million, primarily related to investments in the development of capitalized software to support the Company's products and services, leasehold improvements and computer hardware, and purchases (net of maturities) of marketable debt securities of $24.7 million, partially offset by $10.4 million in net proceeds from the sale of Angie's List's campus located in Indianapolis and $3.7 million in cash from the acquisition of Handy, net of cash consideration paid.
Net cash used in financing activities includes $29.8 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $13.8 million in principal payments on the Term Loan and $6.1 million for the purchase of noncontrolling interests, partially offset by $4.7 million in proceeds from the exercise of stock options.
2017
Adjustments to earnings consist primarily of $149.2 million of stock-based compensation expense, $27.5 million of bad debt expense, $23.3 million of amortization of intangibles and $14.5 million of depreciation, partially offset by $48.4 million of deferred income taxes. The deferred income tax benefit primarily relates to the modification charge for the conversion and acceleration of stock-based awards related to the Combination, the net operating loss created by the exercise of HomeAdvisor stock-based awards and the one-time charges related to the Combination. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $33.2 million, partially offset by an increase in deferred revenue of $11.0 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in deferred revenue is due to growth in subscription sales and time-based advertising to service professionals.
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
Net cash provided by financing activities includes proceeds from borrowings under the Term Loan of $275.0 million, proceeds from borrowings of related party debt of $131.4 million, including $61.5 million in borrowings from IAC used by the Company to fund the repayment of Angie's List debt immediately prior to the Combination, and cash transfers of $24.2 million from IAC pursuant to IAC's centrally managed U.S. treasury management function, partially offset by principal payments on related party debt of $181.6 million, the purchase of noncontrolling interests of $12.8 million and $10.1 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled. The principal payments on related party debt include repayment of $61.5 million in borrowings from IAC used by the Company to fund the repayment of Angie's List debt immediately prior to the Combination.
2016
Adjustments to earnings consist primarily of $17.4 million of bad debt expense, $8.9 million of stock-based compensation expense, $8.4 million of depreciation and $3.2 million of amortization of intangibles, partially offset by $3.7 million of deferred income taxes. The deferred income tax benefit primarily relates to stock-based compensation expense. The increase from changes in working capital consists primarily of an increase in accounts payable and other liabilities of $14.9 million, an increase in income taxes payable and receivable of $6.9 million and an increase in deferred revenue of $6.9 million, partially offset by an increase in accounts receivable of $23.9 million and an increase in other assets of $3.0 million. The increase in accounts payable and other liabilities is due to the timing of payments and an increase in employee-related accruals. The increase in income taxes payable and receivable is due to current year income tax accruals in excess of current year income tax payments. The increase in deferred revenue is primarily due to the growth in subscription sales to service professionals. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in other assets is due to an increase in prepaid marketing.
Net cash used in investing activities includes $15.6 million of cash used for the acquisition of MyHammer and capital expenditures of $16.7 million, primarily related to a new sales center and investments in the development of capitalized software to support our products and services.

Net cash provided by financing activities includes $44.8 million in proceeds from borrowings of related party debt principally used to fund the acquisition of MyHammer, partially offset by the refinancing of an $11.4 million promissory note, and cash transfers of $4.3 million to IAC pursuant to IAC’s centrally managed U.S. treasury management function.
Liquidity and Capital Resources
In periods prior to the Combination, the Company received funding from IAC, including loans from certain IAC foreign subsidiaries, the proceeds of which were primarily used to fund acquisitions.
All outstanding long-term debt—related party amounts due between certain IAC subsidiaries and the HomeAdvisor business were settled prior to the completion of the Combination, with the exception of a promissory note payable to a foreign subsidiary of IAC, the principal amount of which at December 31, 2018 was €0.9 million ($1.0 million).
On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility ("Term Loan"). On November 5, 2018, the Term Loan was amended and restated, and is now due on November 5, 2023. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years from the amendment date, 2.50% in the fourth year and 3.75% in the fifth year are required. At December 31, 2018, the Term Loan bears interest at LIBOR plus 1.50%, or 3.98%, which is subject to change in future periods based on the Company's consolidated net leverage ratio.
On November 5, 2018, the Company entered into a five-year $250 million revolving credit facility (the "Credit Facility"). The annual commitment fee on undrawn funds is currently 25 basis points and is based on the consolidated net leverage ratio most recently reported. Borrowings under the Credit Facility bear interest, at the Company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. At December 31, 2018, there were no outstanding borrowings under the Credit Facility.
Both the Term Loan and Credit Facility borrowings are guaranteed by the Company's wholly-owned material domestic subsidiaries and are secured by substantially all assets of the Company and the guarantors, subject to certain exceptions. The terms of the Credit Facility and the Term Loan require ANGI to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0. There are additional covenants under both the Term Loan and the Credit Facility that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
On February 6, 2019, the Board of Directors of ANGI Homeservices authorized the Company to repurchase up to 15 million shares of its common stock.
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at the Company's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on February 1, 2019 were net settled on that date, ANGI would have issued 13.0 million Class A shares (either to IAC as reimbursement or to award holders) and ANGI would have remitted $219.6 million in cash for withholding taxes (assuming a 50% withholding rate). If the Company decided to issue a sufficient number of shares to cover the $219.6 million employee withholding tax obligation, 13.0 million additional Class A shares would be issued by ANGI. The Company's cash withholding obligation on all other ANGI net settled awards outstanding on February 1, 2019 is $38.5 million (assuming a 50% withholding rate), which is the equivalent of 2.3 million shares.
In addition, prior to the Combination in 2017, IAC issued a number of IAC denominated PSUs to certain ANGI employees. Vesting of the PSUs is contingent upon ANGI's performance. Assuming all of the PSUs outstanding on February 1, 2019 were net settled on that date, ANGI would have issued 0.7 million Class A shares (either to IAC as reimbursement or to award holders) and ANGI would have remitted $12.0 million in cash for withholding taxes (assuming a 50% withholding rate).
The Company believes its existing cash, cash equivalents, marketable securities, available borrowings under the Credit Facility and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for any stock-based awards that may be net settled, and investing and other commitments, for the foreseeable future. The Company's

2019 capital expenditures are expected to be higher than 2018 by approximately 30% to 35%, driven, in part, by higher capital expenditures related to the development of capitalized software to support the Company's products and services. The Company's liquidity could be negatively affected by a decrease in demand for its products and services.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if its leverage ratio (as defined in the Credit Facility and Term Loan) exceeds the ratios set forth in the Term Loan. There were no such limitations at December 31, 2018.
At December 31, 2018, IAC held all Class B shares of ANGI which represent 83.9% of the economic interest and 98.1% of the voting interest of ANGI. As a result, IAC has the ability to control ANGI’s financing activities, including the issuance of additional debt and equity securities by ANGI or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI’s capital stock and its representation on the ANGI board of directors. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations(a)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Long-term debt(b)	$25,170	$48,095	$236,882	$—	$310,147
Long-term debt—related party(c)	—	1,186	—	—	1,186
Operating leases(d)	15,039	42,371	37,964	75,703	171,077
Purchase obligations(e)	3,004	—	—	—	3,004
Total contractual obligations	$43,213	$91,652	$274,846	$75,703	$485,414
______________________________________________

(a)
The Company has excluded $1.9 million in unrecognized tax benefits from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

(b)
Long-term debt consists of contractual amounts due including interest on a variable rate instrument. Long-term debt at December 31, 2018 consists of the $261.3 million Term Loan, bearing interest at LIBOR plus 1.50%, or 3.98%, at December 31, 2018. The Term Loan interest rate is subject to change in future periods based on the Company's consolidated net leverage ratio. The amount of interest ultimately paid on the variable rate debt may differ based on changes in interest rates. For additional information on long-term debt, see "Note 7—Long-term Debt" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

(c)
Long-term debt—related party consists of a promissory note of €0.9 million ($1.0 million at December 31, 2018) payable to a foreign subsidiary of IAC, which bears interest at a fixed rate. For additional information on long-term debt—related party, see "Note 15—Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

(d)
We lease office space, data center facilities and equipment used in connection with our operations under various operating leases, the majority of which contain escalation clauses. For additional information on operating leases, see "Note 13—Commitments and Contingencies" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

(e)	Purchase obligations primarily consist of software licenses and advertising commitments.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any significant off-balance sheet arrangements as of December 31, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of ANGI Homeservices' accounting policies contained in "Note 2—Summary of Significant Accounting Policies" to the consolidated and combined financial statements included "Item 8. Consolidated and Combined Financial Statements and Supplementary Data" in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated and combined financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated and combined financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Allowance for Doubtful Accounts and Revenue Reserves
The Company makes judgments as to its ability to collect outstanding receivables and provides allowances when it has determined that all or a portion of the receivable will not be collected. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation to the Company. The term between the Company issuance of an invoice and payment due date is not significant. The Company also maintains allowances to reserve for potential credits issued to service professionals or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience. The carrying value of the allowance for doubtful accounts and revenue reserves is $16.6 million and $9.3 million at December 31, 2018 and 2017, respectively. Bad debt expense was $47.2 million, $27.5 million and $17.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Business Combinations
Acquisitions are an important part of the Company’s growth strategy. The Company invested $167.8 million (including the value of ANGI Homeservices Class A common stock issued in connection with the acquisition of Handy), $819.0 million (including the value of ANGI Homeservices Class A common stock issued in connection with the Combination) and $19.7 million in acquisitions for the years ended December 31, 2018, 2017 and 2016, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company’s largest asset with a carrying value of $894.7 million and $770.2 million at December 31, 2018 and 2017, respectively. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $171.5 million and $153.4 million at December 31, 2018 and 2017, respectively.
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
For the Company’s annual goodwill test at October 1, 2018, a qualitative assessment of the North America and Europe reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. In the aggregate, ANGI Homeservices' October 1, 2018 market capitalization of $10.7 billion exceeded its carrying value by approximately $9.6 billion. The primary factor that the Company considered in its qualitative assessment for its Europe reporting unit were valuations performed during 2018 that indicated fair value in excess of the carrying value. The fair value of the valuation that was most proximate to, but not as of, October 1, 2018 exceeded the carrying value of the Europe reporting unit by $102.7 million. The primary factors that the Company considered in its qualitative assessment for its North America reporting unit were the strong operating performance of the North America reporting unit and the significant excess of the estimated fair value of the North America reporting unit over its carrying value. The fair value of the North America reporting unit was estimated by subtracting the fair value of the Europe reporting unit, from the valuation described above, from the October 1, 2018 market capitalization of the Company; the estimated fair value of the North America reporting unit exceeded its carrying value by approximately $9.5 billion.
The annual quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company reporting unit that is being tested to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment equal to the excess is recorded.
The fair value of the Company's Europe reporting unit is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rate used in determining the fair value of the Company's Europe reporting unit was 15.0% in 2018. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rate used in the Company’s annual indefinite-lived impairment assessment ranged from 11.5% to 27.5% in 2018 and 11.5% to 18.5% in 2017, and the royalty rate used ranged from 1.5% to 5.5% in 2018 and 1.0% to 6.0% in 2017.
The 2018, 2017 and 2016 annual assessments of goodwill and indefinite-lived intangible assets identified no impairments.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of property and equipment and definite-lived intangible assets is $203.7 million and $228.4 million at December 31, 2018 and 2017, respectively.
Income Taxes
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax benefit and provision have been computed for the Company on an as if standalone, separate return basis. The Company’s payments to IAC for its share of IAC’s consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated and combined statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters. Any differences between taxes currently due or receivable under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis for GAAP are payable to or receivable from IAC and are reflected as adjustments to additional paid-in capital. The portion of the December 31, 2018 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $54.7 million.
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2018 and 2017, the balance of the Company's net deferred tax asset is $37.0 million and $45.1 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2018 and 2017, we have unrecognized tax benefits of $2.4 million and $1.5 million, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
The ultimate amount of deferred income tax assets realized and the amounts paid for deferred income tax liabilities and unrecognized tax benefits may vary from our estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2018, the Company is in a three-year cumulative loss position because of costs incurred in connection with the Combination. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss ("NOL") carryforwards of $58.1 million. Based upon current forecasts of future profits, the Company does not expect to be in a three-year cumulative loss position as of December 31, 2019. The Company expects to generate future taxable income of at least $276.7 million prior to the expiration of these NOLs between 2027 and 2037 to fully realize this deferred tax asset.
Stock-Based Compensation
Stock-based compensation expense reflected in our consolidated and combined statement of operations consists of expense related to the Company's stock appreciation rights, stock options and RSUs, equity instruments denominated in shares of subsidiaries, and IAC denominated stock options and PSUs held by ANGI Homeservices employees.
The Company recorded stock-based compensation expense of $97.1 million, $149.2 million and $8.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Included in stock-based compensation expense in 2018 and 2017 is $70.6 million and $122.1 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. The Company estimates the fair value of stock appreciation rights (including those modified in connection with the Combination) and stock options, including equity instruments denominated in shares of subsidiaries, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, the most significant of which include expected term, expected volatility of the underlying shares, risk-free interest rates and the expected dividend yield. In addition, the recognition of stock-based compensation expense is impacted by our estimated forfeiture rates, which are based, in part, on historical forfeiture rates. For stock appreciation rights and stock options, including equity instruments denominated in shares of subsidiaries, the grant date fair value of the award is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is the vesting period of the award. The impact on stock-based compensation expense for the year ended December 31, 2018, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding awards would be an increase of $1.3 million, $3.0 million and $1.3 million, respectively. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying ANGI Homeservices common stock and expensed as stock-based compensation expense over the vesting term.
Prior to the Combination, the majority of stock-based compensation expense is related to HomeAdvisor (US) denominated stock appreciation rights and the common stock of certain other entities comprising the HomeAdvisor business. These awards were settleable in shares of IAC common stock having a value equal to the difference between the exercise price and the fair market value of the common stock of the relevant entity of the HomeAdvisor business. Upon completion of the Combination, the stock appreciation rights that related to the common stock of HomeAdvisor (US) were converted into awards that are settleable in Class A shares of our common stock, or in shares of IAC common stock at IAC's election. The equity awards that are denominated in the shares of certain subsidiaries comprising the HomeAdvisor business are also settleable in Class A shares of our common stock, or in shares of IAC common stock at IAC’s election. To the extent shares of IAC common stock are issued in settlement of these awards, the Company will reimburse IAC for the cost of those shares by issuing additional Class A shares of its common stock to IAC. For IAC equity awards held by employees of ANGI Homeservices, the Company will reimburse IAC for the cost of those shares by issuing to IAC, at IAC’s election, either cash or additional Class B shares of its common stock.
Marketable Debt Securities
The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other income (expense), net. The carrying value of marketable debt securities at December 31, 2018, is $24.9 million and consist of treasury discount notes.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At December 31, 2018, the $261.3 million outstanding balance on the Company's Term Loan bears interest at LIBOR plus 1.50%. As of December 31, 2018, the rate in effect was 3.98%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the Term Loan would increase or decrease by $2.6 million.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets, principally in the European Union, and, as a result, are exposed to foreign exchange risk for both the Euro and British Pound ("GBP").
For the years ended December 31, 2018, 2017 and 2016, international revenue accounted for 7%, 9% and 8%, respectively, of our consolidated and combined revenue. The Company's primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, translation of the statement of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The average GBP and Euro exchange rates strengthened against the U.S. dollar by approximately 4% and 5%, respectively, in 2018 compared to 2017.
Foreign currency exchange gains and losses included in the Company's earnings for the years ended December 31, 2018, 2017 and 2016 are (losses) gains and of $(0.2) million, $0.9 million and $(1.1) million, respectively. Historically, foreign currency exchange gains and losses have not been material to the Company. As a result, historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to foreign exchange rate fluctuations and as a result, such fluctuations could have a significant impact on our future results of operations.

Item 8.    Consolidated and Combined Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of ANGI Homeservices Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ANGI Homeservices Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated and combined statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-09
As discussed in Note 11 to the consolidated and combined financial statements, the Company changed its method of accounting for stock compensation in 2017 due to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

New York, New York
March 1, 2019

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2018	2017
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$336,984	$221,521
Marketable securities	24,947	—
Accounts receivable, net of allowance and reserves of $16,603 and $9,263, respectively	27,263	28,085
Other current assets	84,933	12,772
Total current assets	474,127	262,378

Property and equipment, net of accumulated depreciation and amortization	70,859	53,292
Goodwill	894,709	770,226
Intangible assets, net of accumulated amortization	304,295	328,571
Deferred income taxes	40,837	50,723
Other non-current assets	23,200	2,072
TOTAL ASSETS	$1,808,027	$1,467,262

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Current portion of long-term debt—related party	—	816
Accounts payable	20,083	18,933
Deferred revenue	61,417	62,371
Accrued expenses and other current liabilities	105,987	75,171
Total current liabilities	201,237	171,041

Long-term debt, net	244,971	258,312
Long-term debt—related party, net	1,015	1,997
Deferred income taxes	3,808	5,626
Other long-term liabilities	16,846	5,892

Redeemable noncontrolling interests	18,163	21,300

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; 80,515 and 62,818 shares issued and outstanding	81	63
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 421,118 and 415,186 shares issued and outstanding	421	415
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,333,097	1,112,400
Accumulated deficit	(18,797)	(121,764)
Accumulated other comprehensive (loss) income	(1,861)	2,232
Total ANGI Homeservices Inc. shareholders' equity	1,312,941	993,346
Noncontrolling interests	9,046	9,748
Total shareholders' equity	1,321,987	1,003,094
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,808,027	$1,467,262
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Revenue	$1,132,241	$736,386	$498,890
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	55,739	34,073	25,858
Selling and marketing expense	541,469	464,040	306,713
General and administrative expense	323,462	300,433	110,093
Product development expense	61,143	47,907	20,596
Depreciation	24,310	14,543	8,419
Amortization of intangibles	62,212	23,261	3,153
Total operating costs and expenses	1,068,335	884,257	474,832
Operating income (loss)	63,906	(147,871)	24,058
Interest expense—third-party	(11,623)	(1,765)	—
Interest expense—related party	(118)	(5,971)	(894)
Other income (expense), net	17,859	1,974	(699)
Earnings (loss) before income taxes	70,024	(153,633)	22,465
Income tax benefit (provision)	7,483	49,106	(11,834)
Net earnings (loss)	77,507	(104,527)	10,631
Net (earnings) loss attributable to noncontrolling interests	(189)	1,409	2,497
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$77,318	$(103,118)	$13,128

Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings (loss) per share	$0.16	$(0.24)	$0.03
Diluted earnings (loss) per share	$0.15	$(0.24)	$0.03

Stock-based compensation expense by function:
Cost of revenue	$—	$19	$—
Selling and marketing expense	3,368	25,763	863
General and administrative expense	84,028	107,662	6,804
Product development expense	9,682	15,786	1,249
Total stock-based compensation expense	$97,078	$149,230	$8,916

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net earnings (loss)	$77,507	$(104,527)	$10,631
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(4,862)	4,968	(657)
Change in unrealized gains and losses on available-for-sale debt securities	3	—	—
Total other comprehensive (loss) income	(4,859)	4,968	(657)
Comprehensive income (loss)	72,648	(99,559)	9,974
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(189)	1,409	2,497
Change in foreign currency translation adjustment attributable to noncontrolling interests	766	(1,015)	—
Comprehensive loss attributable to noncontrolling interests	577	394	2,497
Comprehensive income (loss) attributable to ANGI Homeservices Inc. shareholders	$73,225	$(99,165)	$12,471

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2018, 2017 and 2016

		ANGI Homeservices Inc. Shareholders' Equity and Invested Capital
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders' Equity and Invested Capital

											Accumulated Other Comprehensive (Loss) Income			Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit	Invested Capital			Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2015	$17,634	$—	—	$—	—	$—	—	$—	$—	$128,314	$(1,064)	$127,250	$—	$127,250
Net (loss) earnings	(2,377)	—	—	—	—	—	—	—	—	13,128	—	13,128	(120)	13,008
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(657)	(657)	—	(657)
Noncontrolling interests created in an acquisition	—	—	—	—	—	—	—	—	—	—	—	—	9,811	9,811
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(209)	(209)
Adjustment of redeemable noncontrolling interests to fair value	(3,110)	—	—	—	—	—	—	—	—	3,110	—	3,110	—	3,110
Net increase in IAC’s investment in HomeAdvisor	—	—	—	—	—	—	—	—	—	10,300	—	10,300	—	10,300
Other	1,634	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2016	$13,781	$—	—	$—	—	$—	—	$—	$—	$154,852	$(1,721)	$153,131	$9,482	$162,613
Net (loss) earnings	(1,391)	—	—	—	—	—	—	—	(121,764)	18,646	—	(103,118)	(18)	(103,136)
Other comprehensive income	758	—	—	—	—	—	—	—	—	—	3,953	3,953	257	4,210
Net increase in IAC’s investment in HomeAdvisor prior to the Combination	—	—	—	—	—	—	—	—	—	46,339	—	46,339	—	46,339
Contribution of IAC's HomeAdvisor business to ANGI Homeservices Inc. and Combination with Angie's List	—	61	61,291	415	414,754	—	—	997,107	—	(218,112)	—	779,471	—	779,471
Stock-based compensation expense	2,017	—	—	—	—	—	—	125,451	—	—	—	125,451	—	125,451
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	1,527	—	—	—	—	(8,492)	—	—	—	(8,490)	—	(8,490)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	432	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interests created in acquisitions	14,758	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	(11,991)	—	—	—	—	—	—	—	—	—	—	—	(848)	(848)
Adjustment of redeemable noncontrolling interests to fair value	3,332	—	—	—	—	—	—	(1,607)	—	(1,725)	—	(3,332)	—	(3,332)
Other	36	—	—	—	—	—	—	(59)	—	—	—	(59)	875	816
Balance as of December 31, 2017	$21,300	$63	62,818	$415	415,186	$—	—	$1,112,400	$(121,764)	$—	$2,232	$993,346	$9,748	$1,003,094
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	—	—	25,649	—	—	25,649	—	25,649
Net (loss) earnings	(146)	—	—	—	—	—	—	—	77,318	—	—	77,318	335	77,653
Other comprehensive loss	(582)	—	—	—	—	—	—	—	—	—	(4,093)	(4,093)	(184)	(4,277)
Stock-based compensation expense	1,138	—	—	—	—	—	—	95,940	—	—	—	95,940	—	95,940
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	9	9,111	—	—	—	—	(25,100)	—	—	—	(25,091)	—	(25,091)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	856	—	—	(1)	—	—	—	—	—	—

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
Years Ended December 31, 2018, 2017 and 2016

		ANGI Homeservices Inc. Shareholders' Equity and Invested Capital
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders' Equity and Invested Capital

											Accumulated Other Comprehensive (Loss) Income			Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit	Invested Capital			Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Issuance of common stock to IAC pursuant to the post-closing adjustment provision of the Angie's List merger agreement	—	—	—	5	5,076	—	—	(5)	—	—	—	—	—	—
Issuance of common stock to the equity holders of Handy Technologies, Inc. pursuant to the merger agreement	—	9	8,586	—	—	—	—	165,788	—	—	—	165,797	—	165,797
Distribution to IAC pursuant to the tax sharing agreement	—	—	—	—	—	—	—	(12,100)	—	—	—	(12,100)	—	(12,100)
Purchase of noncontrolling interests	(4,825)	—	—	—	—	—	—	—	—	—	—	—	(1,236)	(1,236)
Adjustment of redeemable noncontrolling interests to fair value	1,244	—	—	—	—	—	—	(1,244)	—	—	—	(1,244)	—	(1,244)
Other	34	—	—	—	—	—	—	(2,581)	—	—	—	(2,581)	383	(2,198)
Balance as of December 31, 2018	$18,163	$81	80,515	$421	421,118	$—	—	$1,333,097	$(18,797)	$—	$(1,861)	$1,312,941	$9,046	$1,321,987
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$77,507	$(104,527)	$10,631
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	97,078	149,230	8,916
Amortization of intangibles	62,212	23,261	3,153
Bad debt expense	47,242	27,514	17,425
Depreciation	24,310	14,543	8,419
Deferred income taxes	(8,368)	(48,350)	(3,719)
Gain from the sale of a business	(13,237)	—	—
Other adjustments, net	(519)	(911)	1,142
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(47,686)	(33,179)	(23,862)
Other assets	(12,959)	4,523	(2,972)
Accounts payable and other liabilities	(576)	778	14,936
Income taxes payable and receivable	725	(2,054)	6,932
Deferred revenue	(2,029)	10,995	6,895
Net cash provided by operating activities	223,700	41,823	47,896
Cash flows from investing activities:
Acquisitions, net of cash acquired	3,669	(66,340)	(15,649)
Capital expenditures	(46,976)	(26,837)	(16,660)
Proceeds from maturities of marketable debt securities	35,000	—	—
Purchases of marketable debt securities	(59,671)	—	—
Proceeds from sale of fixed assets	10,412	—	—
Other, net	(25)	—	—
Net cash used in investing activities	(57,591)	(93,177)	(32,309)
Cash flows from financing activities:
Borrowings under term loan	—	275,000	—
Principal payments on term loan	(13,750)	—	—
Debt issuance costs	(2,168)	(3,013)	—
Proceeds from issuance of related party debt	—	131,360	44,838
Principal payments on related party debt	(1,904)	(181,580)	(11,350)
Proceeds from the exercise of stock options	4,693	1,653	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(29,844)	(10,113)	—
Transfers from (to) IAC/InterActiveCorp for periods prior to the Combination	—	24,178	(4,305)
Purchase of noncontrolling interests	(6,061)	(12,789)	(209)
Other, net	13	37	—
Net cash (used in) provided by financing activities	(49,021)	224,733	28,974
Total cash provided	117,088	173,379	44,561
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	212	1,217	(98)
Net increase in cash, cash equivalents, and restricted cash	117,300	174,596	44,463
Cash, cash equivalents, and restricted cash at beginning of period	221,521	46,925	2,462
Cash, cash equivalents, and restricted cash at end of period	$338,821	$221,521	$46,925
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
ANGI Homeservices Inc. connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor®, Angie’s List® and Handy. Combined, these leading marketplaces have collected more than 15 million reviews over the course of 20 years, allowing homeowners to research, match and connect on-demand to the largest network of service professionals online, through our mobile apps, or by voice assistants. ANGI Homeservices owns and operates brands in eight countries.
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At December 31, 2018, IAC owned 83.9% and 98.1% of the economic and voting interest, respectively, of ANGI Homeservices. See "Note 4—Business Combinations" for additional information related to the Combination.
The HomeAdvisor digital marketplace service connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments with those professionals online or connect with them by telephone. On October 19, 2018, the Company acquired Handy Technologies, Inc. ("Handy"), a leading platform in the United States for connecting people looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. Together, we refer to the HomeAdvisor and Handy businesses in the United States as the ("Marketplace"). Effective September 29, 2017, the Company also owns and operates Angie’s List, which connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories, as well as provides consumers with valuable tools, services and content, including verified reviews of local service professionals, to help them research, shop and hire for local services. We also own and operate mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses, primarily sold today to HomeAdvisor service professionals, and CraftJack. Prior to its sale on December 31, 2018, the Company also operated Felix, a pay-per-call advertising service business that was included in our North America segment. In addition to its market-leading U.S. operations, ANGI Homeservices owns leading home services online marketplaces in France (Travaux), Germany (MyHammer), Netherlands (Werkspot), United Kingdom (MyBuilder), Canada (HomeStars) and Italy (Instapro), as well as operations in Austria (MyHammer).
The Company has two operating segments: (i) North America (United States and Canada), which includes HomeAdvisor, Angie's List, Handy, mHelpDesk and HomeStars, and (ii) Europe, which includes Travaux, MyHammer, My Builder, Werkspot and Instapro.
As used herein, "ANGI Homeservices," the "Company," "ANGI," "we," "our" or "us" and similar terms refer to ANGI Homeservices Inc and its subsidiaries (unless the context requires otherwise).
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Company prepares its consolidated and combined financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company's financial statements were prepared on a consolidated basis beginning September 29, 2017 and on a combined basis for periods prior thereto. The difference in presentation is due to the fact that the final steps of the legal reorganization through which IAC contributed the HomeAdvisor business and cash to fund the cash consideration paid in the Combination to ANGI Homeservices Inc. were not completed, as planned, until immediately prior to September 29, 2017. The preparation of the financial statements on a combined basis for periods prior thereto allows for the financial statements to be presented on a consistent basis for all periods presented. The combined financial statements have been prepared on a standalone basis and are derived from the historical consolidated financial statements and accounting records of IAC through September 29, 2017. The combined financial statements reflect the historical financial position, results of operations and cash flows of the businesses comprising the HomeAdvisor business since their respective dates of acquisition by IAC. The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest.

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
All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) ANGI Homeservices and (ii) IAC and its subsidiaries, with the exception of a promissory note payable to a foreign subsidiary of IAC, are considered to be effectively settled for cash at the time the transaction is recorded. The promissory note payable to a foreign subsidiary of IAC is included in "Long-term debt—related party" in the accompanying consolidated balance sheet. See "Note 15—Related Party Transactions with IAC" for additional information on transactions between ANGI Homeservices and IAC.
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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair value of marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Revenue Recognition
The Company adopted the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. See "Accounting Pronouncements adopted by the Company" below for further information.
The Company accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to our customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods.
Revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and booking fees from completed jobs sourced through the Handy platform, and (ii) membership subscription fees paid by HomeAdvisor service professionals. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. The Company’s consumer connection revenue is generated and recognized when an in-network service professional is delivered a consumer match or when a job sourced through the Handy platform is completed. Membership subscription revenue from service professionals is initially deferred and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice or collected when a consumer schedules a job through the Handy platform. The Company maintains revenue reserves for potential credits for services provided by Handy service professionals to consumers.

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
During the year ended December 31, 2018, the Company recognized expense of $50.0 million related to the amortization of these costs. The current and non-current contract asset balances at December 31, 2018 are $35.5 million and $3.4 million, respectively. The current and non-current contract assets are included in "Other current assets" and "Other non-current assets," respectively, in the accompanying consolidated balance sheet.
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
Accounts Receivable, Net of Allowance for Doubtful Accounts and Revenue Reserves
Accounts receivable include amounts billed and currently due from customers. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company maintains an allowance for doubtful accounts to

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

provide for the estimated amount of accounts receivable that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation to the Company. The term between the Company issuance of an invoice and payment due date is not significant. The Company also maintains allowances to reserve for potential credits issued to service professionals or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance at January 1, 2018 was $64.1 million. During the year ended December 31, 2018, the Company recognized $61.2 million of revenue that was included in the deferred revenue balance at January 1, 2018. The current and non-current deferred revenue balances at December 31, 2018 are $61.4 million and $0.5 million, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying consolidated balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents consist of AAA rated government money market funds, treasury discount notes, commercial paper, time deposits and certificates of deposit. Internationally, there are no cash equivalents at December 31, 2018 and 2017.
Investments in Marketable Debt Securities
The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other income (expense), net. At December 31, 2018, marketable debt securities consist of treasury discount notes.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $37.6 million and $23.3 million at December 31, 2018 and 2017, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. At October 1, 2018, the Company has two reporting units: North America and Europe.
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value an impairment equal to the excess is recorded.
For the Company’s annual goodwill test at October 1, 2018, a qualitative assessment of the North America and Europe reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. In the aggregate, ANGI Homeservices' October 1, 2018 market capitalization of $10.7 billion exceeded its carrying value by approximately $9.6 billion. The primary factor that the Company considered in its qualitative assessment for its Europe reporting unit were valuations performed during 2018 that indicated fair value in excess of carrying value. The fair value of the valuation that was most proximate to, but not as of, October 1, 2018 exceeded the carrying value of the Europe reporting unit by $102.7 million. The primary factors that the Company considered in its qualitative assessment for its North America reporting unit were the strong operating performance of the North America reporting unit and the significant excess of the estimated fair value of the North America reporting unit over its carrying value. The fair value of the North America reporting unit was estimated by subtracting the fair value of the Europe reporting unit, from the valuation described above, from the October 1, 2018 market capitalization of the Company; the estimated fair value of the North America reporting unit exceeded its carrying value by approximately $9.5 billion.
The fair value of the Company's Europe reporting unit is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rate used in determining the fair value of the Company's Europe reporting unit was 15.0% in 2018. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rate used in the Company’s annual indefinite-lived impairment assessment ranged from 11.5% to 27.5% in 2018 and 11.5% to 18.5% in 2017, and the royalty rate used ranged from 1.5% to 5.5% in 2018 and 1.0% to 6.0% in 2017.
The 2018, 2017 and 2016 annual assessments of goodwill and indefinite-lived intangible assets identified no impairments.
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

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, offline marketing, which is primarily

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

television advertising and partner-related payments to those who direct traffic to our platforms. Advertising expense is $334.7 million, $282.3 million and $196.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax expense.
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
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated and combined statement of operations as a component of other income (expense), net. Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is expensed over the requisite service period. See "Note 11—Stock‑based Compensation" for a discussion of the Company's stock-based compensation plans.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interests
Noncontrolling interests in the consolidated subsidiaries of the Company are ordinarily reported on the consolidated balance sheet within shareholders’ equity, separately from the Company’s equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders’ equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders’ equity in the accompanying consolidated balance sheet.
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates. During the years ended December 31, 2018 and 2017, one of these arrangements was exercised. No put and call arrangements were exercised during 2016. Because these put arrangements are exercisable by the counter-party outside the control of the Company, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital or invested capital for periods subsequent to and prior to the Combination, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recorded adjustments of $1.2 million, $3.3 million, and $(3.1) million, respectively, to increase (decrease) these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Certain Risks and Concentrations
The Company’s business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable debt securities. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation insurance limits.
Recent Accounting Pronouncements
Accounting Pronouncements adopted by the Company
ASU No. 2014-09, Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, which superseded nearly all previous revenue recognition guidance. The Company adopted ASU No. 2014-09 effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. The effect of the adoption of ASU No. 2014-09 is that commissions paid to employees pursuant to certain sales incentive programs, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional (also referred to as the estimated customer relationship period). These costs were expensed as incurred prior to January 1, 2018. The cumulative effect of the adoption of ASU No. 2014-09 was the establishment of a current and non-current asset for capitalized sales commissions of $29.7 million and $4.2 million, respectively, and a related deferred tax liability of $8.3 million, resulting in a net increase to retained earnings of $25.6 million on January 1, 2018.
The Company's disaggregated revenue disclosures are presented in "Note 12—Segment Information."

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents the impact of the adoption of ASU No. 2014-09 by segment under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as reported, and ASC 605, Revenue Recognition, for the year ended December 31, 2018.

	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Revenue by segment:
North America	$1,062,171	$1,062,171	$—
Europe	70,070	70,070	—
Total	$1,132,241	$1,132,241	$—

Operating costs and expenses by segment:
North America	$984,069	$989,004	$(4,935)
Europe	84,266	84,271	(5)
Total	$1,068,335	$1,073,275	$(4,940)

Operating income (loss) by segment:
North America	$78,102	$73,167	$4,935
Europe	(14,196)	(14,201)	5
Total	$63,906	$58,966	$4,940

Net earnings	$77,507	$73,792	$3,715
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated and combined statement of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$336,984	$221,521	$36,377	$2,462
Restricted cash included in other current assets	1,417	—	—	—
Restricted cash included in other assets	420	—	10,548	—
Total cash, cash equivalents, and restricted cash as shown on the consolidated and combined statement of cash flows	$338,821	$221,521	$46,925	$2,462
Restricted cash at December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Restricted cash at December 31, 2016 primarily includes funds held in escrow for the MyHammer tender offer, which were returned to the Company in the first quarter of 2017.
ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU 2018-15, which clarifies the accounting for implementation costs in a cloud computing arrangement that is a services contract to follow the internal-use software guidance of ASC 350-40, Intangibles - Goodwill and Other, Internal-use Software. The provisions of ASU 2018-15 are effective for reporting periods beginning after December 15, 2019, including interim periods and early adoption is permitted, including adoption in any interim period. The provisions of ASU 2018-15 may be adopted prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company early adopted the provisions of ASU 2018-15 on October 1, 2018 prospectively and the adoption of this standard did not have material impact on its consolidated financial statements.
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
The Company is not a lessor, has no capitalized leases and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by the adoption of ASU No. 2016-02. The primary effect of the adoption of ASU No. 2016-02 will be the recognition of a right of use asset and related lease liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-02.
The adoption of ASU No. 2016-02 will not have an impact on the leverage calculation set forth in any of the agreements governing the outstanding debt of the Company or our credit agreement because, in each circumstance, the leverage calculations are not affected by the lease liability that will be recorded upon adoption of the new standard.

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
Development of the selected software solution by the third-party vendor is ongoing. While significant progress has been made, certain key deliverables remain, which the Company expects to be delivered in March 2019. The Company's ability to adopt ASU No. 2016-02 in an efficient and effective manner is contingent upon the delivery and testing of these remaining deliverables. The Company has been able to develop a preliminary estimate of the impact of the adoption of ASU No. 2016-02 through the use of the third-party software solution, supplemented by our user acceptance testing. This preliminary estimate is that a $70 million right of use asset and related lease liability will be recognized on the Company's consolidated balance sheet upon adoption. The Company does not expect a material impact on its results of operations or cash flows.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax benefit and provision have been computed for the Company on an as if standalone, separate return basis. The Company’s payments to IAC for its share of IAC’s consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated and combined statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters. Any differences between taxes currently due or receivable under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis for GAAP are payable to or receivable from IAC and are reflected as adjustments to additional paid-in capital or, for periods prior to the Combination, invested capital.
U.S. and foreign earnings (loss) before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
U.S.	$82,652	$(132,000)	$27,284
Foreign	(12,628)	(21,633)	(4,819)
Total	$70,024	$(153,633)	$22,465

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The components of the income tax (benefit) provision are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current income tax provision (benefit):
Federal	$—	$(443)	$13,440
State	(20)	21	2,274
Foreign	905	(334)	(161)
Current income tax provision (benefit)	885	(756)	15,553

Deferred income tax benefit
Federal	(5,549)	(38,587)	(2,483)
State	(1,100)	(8,467)	(775)
Foreign	(1,719)	(1,296)	(461)
Deferred income tax benefit	(8,368)	(48,350)	(3,719)
Income tax (benefit) provision	$(7,483)	$(49,106)	$11,834
The current income tax provision for the year ended December 31, 2018 includes a $26.6 million tax benefit for excess tax deductions attributable to stock-based compensation. Of this amount, $14.5 million reduced taxes payable and $12.1 million, which is due to IAC pursuant to the tax sharing agreement, reduced additional paid-in capital. For the year ended December 31, 2017, the deferred tax asset for net operating losses ("NOLs") was increased by $35.8 million for excess tax deductions attributable to stock-based compensation and the related income tax benefits were recorded as components of the respective deferred income tax benefit. The current income tax payable was reduced by $7.7 million for the year ended December 31, 2016 for excess tax deductions attributable to stock-based compensation and the related income tax benefit was recorded as an increase to additional paid-in capital or, for periods prior to the Combination, invested capital.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
NOL carryforwards	124,877	135,042
Stock-based compensation	35,991	34,408
Deferred revenue	939	10,924
Other	13,847	11,692
Total deferred tax assets	175,654	192,066
Less valuation allowance	(58,903)	(61,563)
Net deferred tax assets	116,751	130,503

Deferred tax liabilities:
Intangibles	(30,501)	(44,148)
Indefinite lived intangibles	(45,221)	(41,079)
Other	(4,000)	(179)
Total deferred tax liabilities	(79,722)	(85,406)
Net deferred tax assets	$37,029	$45,097
The portion of the December 31, 2018 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $54.7 million.
At December 31, 2018, the Company has federal and state NOLs of $282.1 million and $317.8 million, respectively. If not utilized, the federal NOLs will expire between 2027 and 2037 and the state NOLs will expire at various times primarily between 2027 and 2037. Federal and state NOLs of $80.7 million and $60.3 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2018, the Company has foreign NOLs of $293.9 million available to offset future income. Of these foreign NOLs, $270.7 million can be carried forward indefinitely and $23.1 million, if not utilized, will expire at various times between 2022 and 2038. During 2018, the Company recognized tax benefits related to NOLs of $4.8 million.
At December 31, 2018, the Company has tax credit carryforwards of $5.4 million relating to federal and state tax credits for research activities. Of these credit carryforwards, $0.6 million can be carried forward indefinitely and $4.8 million will expire between 2033 and 2038.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At December 31, 2018, the Company has a U.S. gross deferred tax asset of $116.5 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $33.8 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $82.7 million will be utilized based on forecasts of future taxable income.
During 2018, the Company’s valuation allowance decreased by $2.7 million primarily due to the utilization of state net operating losses. At December 31, 2018, the Company has a valuation allowance of $58.9 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Income tax provision (benefit) at the federal statutory rate of 21% (35% for 2017 and 2016)	$14,705	$(53,771)	$7,862
State income taxes, net of effect of federal tax benefit	4,702	(3,678)	1,063
Stock-based compensation	(25,184)	(32,702)	—
Unbenefited losses	2,227	5,915	2,592
Deferred tax adjustment for enacted changes in tax law and rates	(1,431)	33,002	—
Research credit	(1,169)	(784)	(930)
Other, net	(1,333)	2,912	1,247
Income tax (benefit) provision	$(7,483)	$(49,106)	$11,834
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2018	2017	2016
	(In thousands)
Balance at January 1	$1,548	$602	$1,863
Additions based on tax positions related to the current year	411	235	279
Additions for tax positions of prior years	397	711	—
Reductions for tax positions of prior years	—	—	(263)
Settlements	—	—	(1,277)
Balance at December 31	$2,356	$1,548	$602
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At both December 31, 2018 and December 31, 2017, accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the HomeAdvisor business. The statute of limitations for the years 2010 through 2015 has been extended to December 31, 2019. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2018 and 2017, unrecognized tax benefits are $2.4 million and $1.5 million respectively, including tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at December 31, 2018 are subsequently recognized, income tax provision would be reduced by $1.9 million. The comparable amount as of December 31, 2017 is $1.5

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.0 million by December 31, 2019, due to potential settlements; $1.0 million of which would reduce the income tax provision.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the impacts of the Tax Act in the fourth quarter of 2017 as described below. In the third quarter of 2018, the Company finalized its calculations related to the impacts of the Tax Act with no adjustment in 2018 to the Company’s previously recorded provisional tax expense.
The Company's income tax benefit for the year ended December 31, 2017, includes a tax expense of $33.0 million related to the Tax Act, for the remeasurement of U.S. net deferred tax assets due to the reduction in the corporate income tax rate. The Company was not subject to the one-time transition tax because it has cumulative losses from its international operations.
NOTE 4—BUSINESS COMBINATIONS
Handy Acquisition
On October 19, 2018, the Company acquired 100% of Handy, a leading platform in the United States for connecting individuals looking for household services, for total consideration of $165.5 million. This includes the aggregate fair value of 8.6 million shares of Class A common stock issued by the Company of $165.8 million, which is based on the closing stock price of ANGI on the NASDAQ on October 19, 2018 of $19.31, and cash consideration paid by the Company, net of a working capital adjustment due to the Company. The Handy merger agreement provides for the indemnification of certain pre-acquisition liabilities. The indemnification obligations are secured by an escrow, which consists of approximately 1.1 million shares of Class A common stock and cash held by a third-party escrow agent. The Company has established an indemnification asset of $14.3 million, which is equal to the related liability for certain pre-acquisition non-income tax liabilities. The Company's purchase accounting is not yet complete, including the determination of purchase price, the value of the indemnified liabilities and related assets and the allocation of purchase price to the fair value of assets acquired and liabilities assumed. These preliminary values are subject to revision and are not expected to be finalized until the fourth quarter of 2019.
The financial results of Handy are included in the Company's consolidated and combined financial statements, within the North America segment, beginning October 19, 2018.
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Handy
(In thousands)
Cash and cash equivalents	$5,710
Other current assets	2,050
Goodwill	142,102
Intangible assets	38,800
Other non-current assets	14,280
Total assets	202,942
Current liabilities	(28,644)
Deferred income taxes	(8,770)
Net assets acquired	$165,528
The purchase price was based on the expected financial performance of Handy, not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill because Handy is complementary and synergistic to the other North America businesses of ANGI Homeservices.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The preliminary estimated fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	Handy
	(In thousands)	Weighted-Average Useful Life (Years)
Indefinite-lived trade name and trademarks	$18,800	Indefinite
Developed technology	15,600	4
User base	3,400	1
Retail partners	600	3
Service professionals	400	1
Total identifiable intangible assets acquired	$38,800
Other current assets, other non-current assets and current liabilities of Handy were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair values of the trade name and developed technology were determined using variations of the income approach; specifically, in respective order, the relief from royalty and excess earnings methodologies. The fair values of user base, retail partners, and service professionals were determined using a cost approach that utilized the cost to replace methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
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
Other current assets, current liabilities and other long-term liabilities of Angie's List were reviewed and adjusted to their fair values at the date of combination, as necessary. The fair value of deferred revenue was determined using an income approach that utilized a cost to fulfill analysis. The fair value of the trade name and trademarks was determined using an income approach that utilized the relief from royalty methodology. The fair values of developed technology and user base were determined using a cost approach that utilized the cost to replace methodology. The fair values of the service professionals and memberships were determined using an income approach that utilized the excess earnings methodology. The valuations of deferred revenue and intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows, cost and profit margins related to deferred revenue and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
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
MyHammer Acquisition
On November 3, 2016, the Company acquired a 70% voting interest in MyHammer Holding AG ("MyHammer"), the leading home services marketplace in Germany. The purchase price was €17.7 million (or $19.7 million). In connection with the acquisition, the Company measured and recorded the acquisition date fair value of the 30% noncontrolling interest in MyHammer, which totaled €9.4 million (or $10.4 million). The determination of the fair value of noncontrolling interest was calculated using the MyHammer share price on the acquisition date. At December 31, 2018, the Company's ownership stake in MyHammer is approximately 83%.
The financial results of MyHammer are included in the Company's consolidated and combined financial statements, within the Europe segment, beginning November 3, 2016. For the year ended December 31, 2017, the Company included $12.7 million of revenue and less than $0.1 million of net income in its consolidated and combined statement of operations related to MyHammer.

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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Financial Information
The unaudited pro forma financial information in the table below presents the combined results of the Company, Angie's List, HomeStars, MyBuilder and MyHammer as if these acquisitions had occurred on January 1, 2016 (the "2017 Acquisitions"), and Handy as if this acquisition had occurred on January 1, 2017. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the 2017 Acquisitions actually occurred on January 1, 2016 and the Handy acquisition actually occurred on January 1, 2017. For the year ended December 31, 2018, pro forma adjustments include a reduction in transaction related costs of $4.6 million because they are one-time in nature and will not have a continuing impact on operations and an increase in amortization of intangibles of $2.5 million. For the year ended December 31, 2017, pro forma adjustments include (i) reductions in stock-based compensation expense of $77.2 million and transaction related costs of $35.2 million because they are one-time in nature and will not have a continuing impact on operations; and (ii) an increase in amortization of intangibles of $39.1 million. The stock-based compensation expense is primarily related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. The transaction related costs include severance and retention costs of $19.8 million related to the Combination.

	Years Ended December 31,
	2018	2017
	(In thousands, except per share data)
Revenue	$1,155,960	$986,301
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$75,577	$(46,459)
Basic earnings (loss) per share attributable to ANGI Homeservices Inc. shareholders	$0.16	$(0.11)
Diluted earnings (loss) per share attributable to ANGI Homeservices Inc. shareholders	$0.15	$(0.11)
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2018	2017
	(In thousands)
Goodwill	$894,709	$770,226
Intangible assets with indefinite lives	171,486	153,447
Intangible assets with definite lives, net of accumulated amortization	132,809	175,124
Total goodwill and intangible assets, net	$1,199,004	$1,098,797
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2018:

	Balance at December 31, 2017	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2018
	(In thousands)
North America	$696,291	$142,768	$(14,373)	$(649)	$824,037
Europe	73,935	—	—	(3,263)	70,672
Total goodwill	$770,226	$142,768	$(14,373)	$(3,912)	$894,709

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Additions relate to the acquisition of Handy (included in the North America segment). Deductions relate to the sale of Felix (included in the North America segment).
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2017:

	Balance at December 31, 2016	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2017
	(In thousands)
North America	$140,930	$555,045	$—	$316	$696,291
Europe	30,060	37,257	—	6,618	73,935
Total goodwill	$170,990	$592,302	$—	$6,934	$770,226
Additions relate to the acquisitions of Angie's List and HomeStars (included in the North America segment) and MyBuilder (included in the Europe segment).
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2018 and December 31, 2017, intangible assets with definite lives are as follows:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Service professional and contractor relationships	$99,528	$(44,674)	$54,854	2.9
Technology	88,049	(22,078)	65,971	5.4
Memberships	15,900	(6,640)	9,260	3.0
Customer lists and user base	13,496	(10,772)	2,724	1.0
Trade names	1,425	(1,425)	—	5.0
Total	$218,398	$(85,589)	$132,809	3.8

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Service professional and contractor relationships	$99,497	$(11,452)	$88,045	3.0
Technology	78,690	(14,127)	64,563	5.6
Memberships	15,900	(1,340)	14,560	3.0
Customer lists and user base	12,788	(4,906)	7,882	1.0
Trade names	4,538	(4,464)	74	2.6
Total	$211,413	$(36,289)	$175,124	3.8

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

At December 31, 2018, amortization of intangible assets with definite lives for each of the next five years is estimated to be as follows:

Years ending December 31,	(In thousands)
2019	$54,802
2020	41,565
2021	14,710
2022	13,774
2023	7,958
Total	$132,809
NOTE 6—FINANCIAL INSTRUMENTS
Marketable Debt Securities
At December 31, 2018, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$24,947	$1	$(1)	$24,947
Total available-for-sale marketable debt securities	$24,947	$1	$(1)	$24,947
The Company did not hold any available-for-sale marketable debt securities prior to the third quarter of 2018.
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2018 are within one year. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2018.
For the year ended December 31, 2018, proceeds from maturities of available-for-sale marketable debt securities were $35.0 million. There were no gross realized gains or losses from the maturities of available-for-sale marketable debt securities for the year ended December 31, 2018.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$137,359	$—	$—	$137,359
Treasury discount notes	—	99,914	—	99,914
Commercial paper	—	52,931	—	52,931
Time deposits	—	15,000	—	15,000
Marketable debt securities:
Treasury discount notes	—	24,947	—	24,947
Total	$137,359	$192,792	$—	$330,151

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$189,207	$—	$—	$189,207
Treasury discount notes	—	500	—	500
Certificate of deposit	—	6,195	—	6,195
Total	$189,207	$6,695	$—	$195,902
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(12,753)	$(13,750)	$(13,802)
Long-term debt, net (a)	(244,971)	(229,556)	(258,312)	(262,230)
Current portion of long-term debt—related party	—	—	(816)	(837)
Long-term debt—related party, net	(1,015)	(1,092)	(1,997)	(2,048)
_________________

(a)	At December 31, 2018 and 2017, the carrying value of long-term debt, net includes unamortized debt issuance costs of $2.5 million and $2.9 million, respectively.

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
NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2018	2017
	(In thousands)
Term Loan due November 5, 2023	$261,250	$275,000
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,529	2,938
Total long-term debt, net	$244,971	$258,312
See "Note 15—Related Party Transactions with IAC" for a description of long-term debt—related party.
Term Loan and Credit Facility
On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility ("Term Loan"). On November 5, 2018, the Term Loan was amended and restated, and is now due on November 5, 2023. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years from the amendment date, 2.50% in the fourth year and 3.75% in the fifth year are required. The Term Loan bears interest at LIBOR plus 1.50%, or 3.98% at December 31, 2018, which is subject to change in future periods based on the Company's consolidated net leverage ratio. The Term Loan bore interest at LIBOR plus 2.00%, or 3.38%, at December 31, 2017.
The terms of the Term Loan require the Company to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement). The Term Loan also contains covenants that would limit the Company's ability to pay dividends, make distributions or repurchase its stock in the event a default has occurred or its consolidated net leverage ratio exceeds 4.25 to 1.0. There are additional covenants under the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
On November 5, 2018, the Company entered into a five-year $250 million revolving credit facility (the "Credit Facility"). At December 31, 2018, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds is currently 25 basis points and is based on the consolidated net leverage ratio most recently reported. Borrowings under the Credit Facility bear interest, at the Company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The financial and other covenants are the same as those for the Term Loan.
The Term Loan and Credit Facility are guaranteed by the Company's wholly-owned material domestic subsidiaries and is secured by substantially all assets of the Company and the guarantors, subject to certain exceptions.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Long-term debt maturities:

Years Ending December 31,	(In thousands)
2019	$13,750
2020	13,750
2021	13,750
2022	27,500
2023	192,500
Total	261,250
Less: current portion of Term Loan	13,750
Less: unamortized debt issuance costs	2,529
Total long-term debt, net	$244,971
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
The holders of shares of ANGI Homeservices Class A common stock, Class B common stock and Class C common stock are entitled to receive, share for share, such cash dividends as may be declared by ANGI Homeservices Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up, holders of the Company's Class A common stock, Class B common stock and Class C common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of all liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock.
At December 31, 2018, IAC holds all 421.1 million outstanding shares of our Class B common stock, which represents an 83.9% economic interest and 98.1% voting interest in the Company.
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
Reserved Common Shares
In connection with equity compensation plans, 66.8 million shares of ANGI Homeservices common stock are reserved at December 31, 2018.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Year Ended December 31, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$2,232	$—	$2,232
Other comprehensive (loss) income before reclassifications	(4,044)	3	(4,041)
Amounts reclassified to earnings	(52)		(52)
Net current period other comprehensive (loss) income	(4,096)	3	(4,093)
Balance at December 31	$(1,864)	$3	$(1,861)

	Year Ended December 31, 2017
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(1,721)	$(1,721)
Other comprehensive income before reclassifications	3,980	3,980
Amounts reclassified to earnings	(27)	(27)
Net current period other comprehensive income	3,953	3,953
Balance at December 31	$2,232	$2,232

	Year Ended December 31, 2016
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss)
	(In thousands)
Balance at January 1	$(1,064)	$(1,064)
Other comprehensive loss	(657)	(657)
Net current period other comprehensive loss	(657)	(657)
Balance at December 31	$(1,721)	$(1,721)
The amounts reclassified out of foreign currency translation adjustment into earnings for the years ended December 31, 2018 and 2017 relate to the liquidation of an international subsidiary.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

At December 31, 2018, 2017 and 2016, there was no tax benefit or provision on the accumulated other comprehensive income (loss).
NOTE 10—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to ANGI Homeservices shareholders:

	Years Ended December 31,
	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$77,507	$77,507	$(104,527)	$(104,527)	$10,631	$10,631
Net (earnings) loss attributable to noncontrolling interests	(189)	(189)	1,409	1,409	2,497	2,497
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$77,318	$77,318	$(103,118)	$(103,118)	$13,128	13,128

Denominator:
Weighted average basic shares outstanding	484,232	484,232	430,612	430,612	414,754	414,754
Dilutive securities including stock appreciation rights, stock options, RSUs and subsidiary denominated equity awards (a) (b) (c)	—	29,365	—	—	—	—
Denominator for earnings per share—weighted average shares (d)	484,232	513,597	430,612	430,612	414,754	414,754

Earnings (loss) per share attributable to ANGI Homeservices Inc. shareholders:
Earnings (loss) per share	$0.16	$0.15	$(0.24)	$(0.24)	$0.03	$0.03
________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock appreciation rights, stock options and subsidiary denominated equity and vesting of restricted stock units ("RSUs"). For the year ended December 31, 2018, 3.1 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Performance-based stock units ("PSUs") are considered contingently issuable shares. Shares issuable upon vesting of PSUs are included in the denominator for earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the respective reporting periods. For the year ended December 31, 2018, 1.3 million shares underlying PSUs were excluded from the calculation of diluted earnings per share because the performance condition(s) had not been met.

(c)
For the year ended December 31, 2017, the Company had a loss from operations and as a result, approximately 54.1 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute diluted earnings per share amounts.

(d)	The Company computed basic and diluted earnings per share for the year ended December 31, 2016 using the shares issued to IAC for the contribution of the HomeAdvisor business.
NOTE 11—STOCK-BASED COMPENSATION
The Company currently has one active stock plan, which became effective in 2017 upon the completion of the Combination. This plan replaced the HomeAdvisor 2013 Incentive plan, which governed equity awards prior to the

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Combination. The 2017 plan covers stock options, stock appreciation rights and RSU awards denominated in shares of ANGI Homeservices common stock, as well as provides for the future grant of these and other equity awards. The 2017 plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2018, there are 26.8 million shares available for grant under the 2017 plan.
The 2017 plan has a stated term of ten years, and provides that the exercise price of stock options and stock appreciation rights granted will not be less than the market price of the Company's common stock on the grant date. The plan does not specify grant dates or vesting schedules for awards, as those determinations have been delegated to the Compensation Committee of ANGI Homeservices Board of Directors (the "Committee"). Each grant agreement reflects the grant date and vesting schedule for that particular grant as determined by the Committee. Stock options and stock appreciation rights granted subsequent to the Combination through December 31, 2018 generally vest in equal annual installments over a four-year period from the grant date. RSU awards granted subsequent to the Combination through December 31, 2018 generally vest in two 50% installments over a three and four-year period from the grant date.
Stock-based compensation expense recognized in the consolidated and combined statement of operations includes expense related to: (i) the Company's stock options, stock appreciation rights and RSUs; (ii) equity instruments denominated in shares of its subsidiaries; and (iii) IAC denominated stock options and PSUs held by ANGI Homeservices employees. The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2018, there is $130.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.0 years.
The total income tax benefit recognized in the accompanying consolidated and combined statement of operations for the years ended December 31, 2018, 2017 and 2016 related to all stock-based compensation is $49.5 million, $71.1 million and $3.4 million, respectively. The increase in total income tax benefit recognized in the combined statement of operations during 2017 relative to 2016 is due to the adoption of ASU 2016-09, effective January 1, 2017, which required the recognition of excess tax benefits attributable to stock-based compensation to be included as a component of the provision for income taxes rather than recognized in equity. The aggregate income tax benefit recognized related solely to stock options for the years ended December 31, 2018, 2017 and 2016, including the portion recognized as a component of equity in 2016 is $40.2 million, $47.3 million and $8.8 million, respectively.
As the Company is currently in an NOL position, there will be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments. In addition, a portion of the realized tax benefit related to stock-based compensation is payable to IAC pursuant to the tax sharing agreement as described in "Note 3—Income Taxes".

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights outstanding at December 31, 2018 and changes during the year ended December 31, 2018 is as follows:

	December 31, 2018
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2018	47,115	$3.25
Granted	—	—
Exercised	(11,049)	2.02
Forfeited	(2,668)	4.84
Expired	(240)	17.67
Outstanding at December 31, 2018	33,158	$3.42	6.9	$420,201
Exercisable	17,612	$2.78	6.1	$234,922
The aggregate intrinsic value in the table above represents the difference between ANGI Homeservices closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money awards that would have been exercised had all award holders exercised their awards on December 31, 2018. The total intrinsic value of awards exercised during the years ended December 31, 2018, 2017 and 2016 is $151.2 million, $100.7 million and $21.7 million, respectively.
The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2018:

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Outstanding at December 31, 2018	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2018	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
	(Shares in thousands)
$0.01 to $3.00	16,404	5.7	$1.55	11,666	5.2	$1.28
$3.01 to $6.00	15,044	8.1	4.53	5,049	8.1	4.53
$6.01 to $9.00	327	5.7	7.73	217	5.2	7.93
$9.01 to $12.00	826	8.4	10.65	311	7.4	10.40
$12.01 to $15.00	390	7.3	13.01	202	5.9	13.25
$15.01 to $18.00	1	3.2	15.47	1	3.2	15.47
$18.01 to $21.00	115	4.2	19.88	115	4.2	19.88
$21.01 to $24.00	51	3.9	22.66	51	3.9	22.66
	33,158	6.9	3.42	17,612	6.1	2.78

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The fair value of stock options and stock appreciation rights is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. Prior to the Combination, expected stock price volatilities were estimated based on historical stock price volatilities of a group of peer companies. Subsequent to the Combination, expected stock price volatilities were estimated based on the average of IAC's historical volatility, as a result of the Company representing a large percentage of the overall value of IAC, and the historical stock price volatilities of the aforementioned group of peer companies. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. Prior to the Combination, expected term was based on the mid-point of the first and last windows for exercise. Subsequent to the Combination, expected term is based on the historical exercise pattern of IAC's employees for comparable awards, a ten-year contractual life with vesting in four equal annual installments, because the Company did not have sufficient data to estimate an expected term for these awards. No dividends have been assumed. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2017	2016
Expected volatility	50%	44%
Risk-free interest rate	2.0%	0.8%
Expected term	5.5 years	3.2 years
Dividend yield	—%	—%
There were no stock options or stock appreciation rights granted by the Company for the year ended December 31, 2018. Approximately 0.9 million stock options and stock appreciation rights were granted by the Company subsequent to the Combination through December 31, 2017. Approximately 4.7 million and 2.1 million stock appreciation rights were granted by the Company for the period prior to the Combination in 2017, and for the year ended December 31, 2016, respectively. The per share weighted average grant date fair value of stock options and stock appreciation rights granted by the Company subsequent to the Combination through December 31, 2017 is $4.30. The per share weighted average grant date fair value of stock appreciation rights granted by the Company for the period prior to the Combination in 2017, and for the year ended December 31, 2016, are $8.24 and $3.13, respectively.
In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into ANGI Homeservices' equity awards resulting in a modification charge of $217.7 million of which $56.9 million and $93.4 million were recognized as stock-based compensation expense in the years ended December 31, 2018 and 2017, respectively, and the remaining charge will be recognized over the remaining vesting period of the modified awards.
In connection with the chief executive officer transition during the fourth quarter of 2018, the Company accelerated $3.9 million of expense into 2018 from 2019.
During the second quarter of 2017, the Company modified certain HomeAdvisor (US) stock appreciation rights and recognized a modification charge of $6.6 million.
Cash received from stock option exercises for the year ended December 31, 2018 and for the period subsequent to the Combination through December 31, 2017 is $4.7 million and $1.7 million, respectively. For periods prior to the Combination, no cash was received from the exercise of stock appreciation rights because they were net settled in shares of IAC’s common stock.
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at the Company's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on December 31, 2018 were net settled on that date, ANGI would have issued 12.8 million Class A shares (either to IAC as reimbursement or to award holders) and ANGI would have remitted $205.9 million in cash for withholding taxes (assuming a

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

50% withholding rate). If the Company decided to issue a sufficient number of shares to cover the $205.9 million employee withholding tax obligation, 12.8 million additional Class A shares would be issued by ANGI. The Company's cash withholding obligation on all other ANGI net settled awards outstanding on December 31, 2018 is $36.5 million (assuming a 50% withholding rate), which is the equivalent of 2.3 million shares.
Restricted Stock Units
RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of ANGI Homeservices common stock and with the value of each RSU equal to the fair value of ANGI Homeservices common stock at the date of grant. Each RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The expense is measured at the grant date as the fair value of ANGI Homeservices common stock and expensed as stock-based compensation over the vesting term.
Prior to the Combination, there were no RSUs outstanding. Unvested RSUs outstanding at December 31, 2018 and changes during the year ended December 31, 2018 are as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2018	2,895	$12.48
Granted	3,537	18.08
Vested	(1,221)	12.23
Forfeited	(600)	12.55
Unvested at December 31, 2018	4,611	$16.77
The per share weighted average grant date fair value of RSUs granted during years ended December 31, 2018 and 2017 based on market prices of ANGI Homeservices’ common stock on the grant date was $18.08 and $12.58, respectively. The total fair value of RSUs that vested during the years ended December 31, 2018 and 2017 was $19.5 million and $19.2 million, respectively.
Equity Instruments Denominated in the Shares of Certain Subsidiaries
ANGI Homeservices has granted stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a period of years, which is typically four years. The value of the stock appreciation rights is tied to the value of the common stock of these subsidiaries, which is determined by the Company using a variety of valuation techniques including a combination of market based and discounted cash flow valuation methodologies. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interests is generally determined by negotiation or arbitration, when settled; which will occur at various dates through 2025 and are ultimately settled in IAC common stock or ANGI Homeservices Class A common stock, at IAC's election. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The expense associated with these equity awards is initially measured at fair value, using the Black-Scholes option pricing model, at the grant date and is expensed as stock-based compensation over the vesting term.
The plans under which these awards are granted establish specific settlement dates or liquidity events for which the valuation of the relevant subsidiary is determined for purposes of settlement of the awards.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

IAC Denominated Stock Options
There were no IAC stock options granted by IAC under its equity incentive plans to employees of ANGI Homeservices during the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, approximately 0.1 million IAC stock options were granted by IAC under its equity incentive plans to employees of ANGI Homeservices. At December 31, 2018, approximately 0.1 million IAC options remain outstanding to employees of ANGI Homeservices. The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing model. IAC stock options are granted with exercise prices at least equal to the fair value on the date of grant, vest ratably in annual installments over a four-year period and expire ten years from the date of grant.
IAC Denominated Performance Stock Units ("PSUs")
There were no IAC PSUs granted by IAC to employees of ANGI Homeservices during the years ended December 31, 2018 and 2016. For the year ended December 31, 2017, approximately 0.1 million IAC PSUs were granted by IAC to employees of ANGI Homeservices. At December 31, 2018, approximately 0.1 million IAC PSUs held by employees of ANGI Homeservices remain outstanding. PSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each PSU equal to the fair value of IAC common stock at the date of grant. Each PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests and certain performance targets, set at the time of grant, must be achieved before an award vests. Assuming all of the PSUs outstanding on December 31, 2018 were net settled on that date, ANGI would have issued 0.6 million Class A shares (either to IAC as reimbursement or to award holders) and ANGI would have remitted $10.4 million in cash for withholding taxes (assuming a 50% withholding rate).
NOTE 12—SEGMENT INFORMATION
The overall concept that ANGI employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services or products offered or the target market.
The following table presents revenue by reportable segment:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenue:
North America	$1,062,171	$678,897	$461,847
Europe	70,070	57,489	37,043
Total	$1,132,241	$736,386	$498,890

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents revenue disaggregated by service for the Company's reportable segments:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
North America
Marketplace:
Consumer connection revenue (a)	$704,341	$521,481	$382,466
Membership subscription revenue	66,214	56,135	43,573
Other revenue	3,940	3,798	2,827
Marketplace revenue	774,495	581,414	428,866
Advertising & Other revenue (b)	287,676	97,483	32,981
Total North America revenue	1,062,171	678,897	461,847
Europe
Consumer connection revenue (a)	50,913	40,009	28,124
Membership subscription revenue	17,362	16,596	7,936
Advertising and other revenue	1,795	884	983
Total Europe revenue	70,070	57,489	37,043
Total revenue	$1,132,241	$736,386	$498,890
___________________________

(a)	Includes fees paid by HomeAdvisor service professionals for consumer matches and revenue from completed jobs sourced through the Handy platform.

(b)
Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars and Felix. Felix was sold on December 31, 2018 and its 2018 revenue was $36.9 million.

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenue:
United States	$1,050,641	$672,159	$461,372
All other countries	81,600	64,227	37,518
Total	$1,132,241	$736,386	$498,890
The United States is the only country whose revenue is greater than 10% of total revenue of the Company for the years ended December 31, 2018, 2017 and 2016.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31,
	2018	2017
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$65,510	$49,356
All other countries	5,349	3,936
Total	$70,859	$53,292
The following tables present operating income (loss) and Adjusted EBTIDA by reportable segment:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Operating Income (Loss):
North America	$78,102	$(128,483)	$32,464
Europe	(14,196)	(19,388)	(8,406)
Total	$63,906	$(147,871)	$24,058

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Adjusted EBITDA(c):
North America	$253,963	$50,182	$50,088
Europe	$(6,457)	$(11,019)	$(5,542)
___________________________

(c)
The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business, and this measure is one of the primary metrics on which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations in that it does not take into account the impact to the Company's statement of operations of certain expenses.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following tables reconcile operating income (loss) for the Company’s reportable segments and net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA:

	Year Ended December 31, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$78,102	$96,078	$21,888	$57,895	$253,963
Europe	(14,196)	$1,000	$2,422	$4,317	$(6,457)
Operating income	63,906
Interest expense—third-party	(11,623)
Interest expense—related party	(118)
Other income, net	17,859
Earnings before income taxes	70,024
Income tax benefit	7,483
Net earnings	77,507
Net earnings attributable to noncontrolling interests	(189)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$77,318

	Year Ended December 31, 2017
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(128,483)	$147,574	$13,243	$17,848	$50,182
Europe	(19,388)	$1,656	$1,300	$5,413	$(11,019)
Operating loss	(147,871)
Interest expense—third-party	(1,765)
Interest expense—related party	(5,971)
Other income, net	1,974
Loss before income taxes	(153,633)
Income tax benefit	49,106
Net loss	(104,527)
Net loss attributable to noncontrolling interests	1,409
Net loss attributable to ANGI Homeservices Inc. shareholders	$(103,118)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$32,464	$7,126	$7,996	$2,502	$50,088
Europe	(8,406)	$1,790	$423	$651	$(5,542)
Operating income	24,058
Interest expense—related party	(894)
Other expense, net	(699)
Earnings before income taxes	22,465
Income tax provision	(11,834)
Net earnings	10,631
Net loss attributable to noncontrolling interests	2,497
Net earnings attributable to ANGI Homeservices Inc. shareholders	$13,128
The following tables reconcile segment assets to total assets by reportable segment:

	December 31, 2018
	Segment assets (d)	Property and equipment, net	Goodwill	Indefinite-lived intangible assets	Definite-lived intangible assets, net	Total assets
	(In thousands)
North America	$485,448	$65,670	$824,037	$158,678	$131,117	$1,664,950
Europe	11,879	5,189	70,672	12,808	1,692	102,240
Total	$497,327	$70,859	$894,709	$171,486	$132,809	$1,767,190
Add: Deferred tax assets (e)						40,837
Total assets						$1,808,027

	December 31, 2017
	Segment assets (d)	Property and equipment, net	Goodwill	Indefinite-lived intangible assets	Definite-lived intangible assets, net	Total assets
	(In thousands)
North America	$253,582	$49,487	$696,291	$140,034	$169,054	$1,308,448
Europe	10,868	3,805	73,935	13,413	6,070	108,091
Total	$264,450	$53,292	$770,226	$153,447	$175,124	$1,416,539
Add: Deferred tax assets (e)						50,723
Total assets						$1,467,262
___________________________

(d)
Consistent with the Company's primary metric (described in (c) above), the Company excludes, if applicable, property and equipment, goodwill and intangible assets from the measure of segment assets presented above.

(e)	Total segment assets differ from total assets on a consolidated basis as a result of unallocated deferred tax assets.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents capital expenditures by reportable segment:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Capital expenditures:
North America	$42,976	$24,214	$14,672
Europe	4,000	2,623	1,988
Total	$46,976	$26,837	$16,660
NOTE 13—COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
Future minimum payments under operating lease agreements are as follows:

Years ending December 31,	(In thousands)
2019	$15,039
2020	21,434
2021	20,937
2022	19,640
2023	18,324
Thereafter	75,703
Total	$171,077
Expenses charged to operations under these agreements are $14.2 million, $8.9 million and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company’s two most significant operating leases are for its call center in New York that expires in 2028 and its headquarters in Denver, Colorado that expires in 2029, which collectively approximate 59% of the future minimum payments due under all operating lease agreements in the table above.
The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events as follows:

	Amount of commitment expiration per period
	Less than 1 Year	1 to 3 years	Total
	(In thousands)
Purchase obligations	$3,004	$—	$3,004
The purchase obligations primarily consist of software licenses and advertising commitments.

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
NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
On October 19, 2018, ANGI issued 8.6 million shares of its Class A common stock valued at $165.8 million in connection with the acquisition of Handy.
On October 10, 2018, ANGI issued 5.1 million shares of its Class B common stock to IAC pursuant to the post-closing adjustment provision of the Angie's List merger agreement.
On September 29, 2017, ANGI issued 61.3 million shares of its Class A common stock valued at $763.7 million in connection with the Combination.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash paid (received) during the year for:
Interest expense—third-party	$12,148	$—	$—
Interest expense—related party	155	6,169	417
Income tax payments, including amounts paid to IAC for ANGI Homeservices' share of IAC's consolidated tax liability	332	1,700	8,820
Income tax refunds	(172)	(402)	(263)
NOTE 15—RELATED PARTY TRANSACTIONS WITH IAC
Relationship with IAC Following the Combination
In connection with the Combination, ANGI Homeservices and IAC entered into certain agreements to govern our relationship following the Combination. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
On October 10, 2018, ANGI issued 5.1 million shares of its Class B common stock to IAC pursuant to the post-closing adjustment provision of the Angie's List merger agreement.

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
For the year ended December 31, 2018 and for the period subsequent to the Combination through December 31, 2017, the Company was charged $5.7 million and $1.7 million, respectively, by IAC for services rendered pursuant to the services agreement. At December 31, 2018 and 2017, the outstanding receivable due from IAC was $0.1 million and the outstanding payable to IAC was $0.4 million, respectively, pursuant to the services agreement. In addition, the Company had an outstanding payable due to IAC of $2.0 million at December 31, 2017 related primarily to transaction related costs incurred in connection with the Combination, which was paid in full during the first quarter of 2018. There were no comparable costs in 2018.
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
At December 31, 2018, the Company had taxes payable of $12.1 million due to IAC pursuant to the tax sharing agreement, which is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. No payments were made to IAC during 2018 pursuant to this agreement.
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
For the year ended December 31, 2018 and for the period subsequent to the Combination through December 31, 2017, 0.9 million and 0.4 million shares of ANGI Homeservices Class B common stock were issued to IAC, respectively, pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees.
Relationship with IAC Prior to the Combination
For periods prior to the Combination, the Company’s combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on the HomeAdvisor business' revenue as a percentage of IAC’s total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, were $4.8 million and $4.2 million for the years ended December 31, 2017 and 2016, respectively, and are included in "General and administrative expense" in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the HomeAdvisor business operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
The following table summarizes the components of the net increase in IAC’s investment in HomeAdvisor prior to the contribution of the HomeAdvisor business to ANGI Homeservices:

	December 31,
	2017	2016
	(In thousands)
Cash transfers from IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by IAC on behalf of HomeAdvisor, net	$(80,368)	$(363)
Taxes	38,162	(5,968)
Interest income, net (a)	656	278
Allocation of general and administrative expense	(4,789)	(4,247)
Net increase in IAC’s investment in HomeAdvisor	$(46,339)	$(10,300)
________________________________

(a)	Interest expense on long-term debt—related party is not included.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

On March 20, 2017, the Company, through two foreign subsidiaries, issued promissory notes in the amount of £21.0 million due March 20, 2024 ("Note A") and $15.5 million due March 20, 2047 ("Note B"), respectively, to two foreign subsidiaries of IAC that are not part of the HomeAdvisor business. The proceeds were used to finance the acquisition of MyBuilder. Note A and Note B bore interest at 6.5% and 7% per annum, respectively.
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
Intercompany Loans Entered Into in Connection with the Combination
On September 29, 2017, the Company and IAC entered into two intercompany notes (collectively referred to as "Intercompany Notes") as follows: (i) a Payoff Intercompany Note, which provided the funds necessary to repay the outstanding balance under Angie's List's existing credit agreement, totaling $61.5 million; and (ii) a Working Capital Intercompany Note, which provided ANGI Homeservices with $15 million for working capital purposes. These Intercompany Notes were repaid on November 1, 2017 with a portion of the proceeds from the Term Loan that were received on the same date.
Additionally, immediately prior to the Combination, the Company, through a foreign subsidiary, sold a promissory note in the amount of €2.4 million to a foreign subsidiary of IAC. The amounts outstanding on the promissory note at December 31, 2018 and 2017 are €0.9 million and €2.4 million ($1.0 million and $2.8 million), respectively.
Long-Term Debt—Related Party for Periods Prior and Subsequent to the Combination
Long-term debt—related party consists of:

	December 31,
	2018	2017
	(In thousands)
Long-term debt—related party	$1,015	$2,813
Less: current portion of long-term debt—related party	—	816
Total long-term debt—related party, net	$1,015	$1,997
Interest expense related to long-term debt—related party is included in "Interest expense—related party" in the accompanying consolidated and combined statement of operations.
NOTE 16—BENEFIT PLANS
The Company's employees in the United States are eligible to participate in a retirement savings plan sponsored by IAC, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan (the "IAC Plan"), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The employer match under the IAC Plan is fifty cents for each dollar a participant contributes in the IAC Plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions under the IAC Plan for the years ended December 31, 2018, 2017 and 2016 are $5.6 million, $3.5 million and $2.7 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2018 and 2017 was due to an increase in headcount from the Combination and continued business growth.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Internationally, HomeAdvisor also has or participates in various benefit plans, primarily defined contribution plans. The Company's contributions for these plans for the years ended December 31, 2018, 2017 and 2016 were $0.4 million, $0.3 million, and $0.1 million, respectively.
Angie's List Plan Merger into the IAC Plan Effective January 1, 2018
Angie's List sponsored a 401(k) profit-sharing plan (the "Angie's List Plan") that covered substantially all of its employees. Contributions to the Angie's List Plan were discretionary. Angie's List contributed 3% of gross pay for all eligible employees. Matching contributions under the Angie's List Plan, for the period subsequent to the Combination through December 31, 2017 were $0.6 million.
The Angie's List Plan was merged into the IAC Plan effective January 1, 2018.
NOTE 17—CONSOLIDATED AND COMBINED FINANCIAL STATEMENT DETAILS

	December 31,
	2018	2017
	(In thousands)
Other current assets:
Capitalized sales commissions	$35,482	$—
Proceeds receivable from the sale of a business	24,250	—
Prepaid expenses	16,218	10,937
Other	8,983	1,835
Other current assets	$84,933	$12,772

	December 31,
	2018	2017
	(In thousands)
Property and equipment, net of accumulated depreciation and amortization:
Computer equipment and capitalized software	$59,521	$41,853
Buildings and leasehold improvements	16,340	13,984
Furniture and other equipment	5,860	6,222
Projects in progress	25,611	12,801
Land	—	2,800
Property and equipment	107,332	77,660
Accumulated depreciation and amortization	(36,473)	(24,368)
Property and equipment, net of accumulated depreciation and amortization	$70,859	$53,292

	December 31,
	2018	2017
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$24,977	$30,354
Accrued advertising expense	20,216	17,243
Other	60,794	27,574
Accrued expenses and other current liabilities	$105,987	$75,171

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Other income (expense), net	$17,859	$1,974	$(699)
Other income, net in 2018 includes a gain of $13.2 million related to the sale of Felix and third-party interest income of $4.8 million.
Other income (expense), net in 2017 and 2016 is principally net foreign currency exchange gains (losses).
NOTE 18—TRANSACTION AND INTEGRATION RELATED COSTS IN CONNECTION WITH THE COMBINATION
During the years ended December 31, 2018 and 2017, the Company incurred $3.6 million and $44.1 million, respectively, in costs related to the Combination (including severance, retention, transaction and integration related costs), as well as deferred revenue write-offs of $5.5 million and $7.8 million, respectively. During the years ended December 31, 2018 and 2017, the Company also incurred $70.6 million and $122.1 million, respectively, in stock-based compensation expense related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination.
See "Note 4—Business Combinations" for additional information on the Combination.
A summary of the costs incurred, payments made and the related accrual is presented below.

	Years Ended December 31,
	2018	2017
	(In thousands)
Transaction and integration related costs	$3,584	$44,101
Stock-based compensation expense	70,645	122,066
Total	$74,229	$166,167

	December 31,
	2018	2017
	(In thousands)
Accrual as of January 1	$8,480	$—
Costs incurred	3,584	44,101
Payments made	(12,064)	(35,621)
Accrual as of December 31	$—	$8,480

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The costs by function are as follows in the accompanying consolidated and combined statement of operations:

	Year Ended December 31, 2018
	Integration Related Costs	Stock-Based Compensation Expense	Total
	(In thousands)
Cost of revenue	$—	$—	$—
Selling and marketing expense	—	2,161	2,161
General and administrative expense	3,584	61,010	64,594
Product development expense	—	7,474	7,474
Total	$3,584	$70,645	$74,229

	Year Ended December 31, 2017
	Transaction and Integration Related Costs	Stock-Based Compensation Expense	Total
	(In thousands)
Cost of revenue	$—	$—	$—
Selling and marketing expense	7,430	24,416	31,846
General and administrative expense	36,120	83,420	119,540
Product development expense	551	14,230	14,781
Total	$44,101	$122,066	$166,167

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31 (a)	Quarter Ended June 30 (b)	Quarter Ended September 30 (c)	Quarter Ended December 31(d)
	(In thousands, except per share data)
Year Ended December 31, 2018
Revenue	$255,311	$294,822	$303,116	$278,992
Cost of revenue	13,595	14,703	14,015	13,426
Operating (loss) income	(10,756)	23,262	33,515	17,885
Net (loss) earnings	(9,114)	23,023	26,786	36,812
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	(8,885)	22,899	26,617	36,687
Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic (loss) earnings per share (g)	$(0.02)	$0.05	$0.06	$0.07
Diluted (loss) earnings per share (g)	$(0.02)	$0.05	$0.05	$0.07

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30 (e)	Quarter Ended December 31 (f)
	(In thousands, except per share data)
Year Ended December 31, 2017
Revenue	$150,745	$180,711	$181,717	$223,213
Cost of revenue	6,830	7,562	7,999	11,682
Operating income (loss)	1,388	(2,836)	(112,505)	(33,918)
Net earnings (loss)	25,887	(25)	(72,158)	(58,231)
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	26,613	254	(71,761)	(58,224)
Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings (loss) per share(g)	$0.06	$0.00	$(0.17)	$(0.12)
Diluted earnings (loss) per share(g)	$0.06	$0.00	$(0.17)	$(0.12)
_________________________________________________________________________

(a)
The first quarter of 2018 includes after-tax stock-based compensation expense of $14.7 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination, as well as after-tax costs of $4.0 million related to the Combination (including $2.8 million of deferred revenue write-offs).

(b)
The second quarter of 2018 includes after-tax stock-based compensation expense of $12.8 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination, as well as after-tax costs of $1.9 million related to the Combination (including $1.8 million of deferred revenue write-offs).

(c)
The third quarter of 2018 includes after-tax stock-based compensation expense of $12.3 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination.

(d)	The fourth quarter of 2018 includes:

i.
after-tax stock-based compensation expense of $14.4 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination.

ii.	an after-tax gain of $10.0 million related to the sale of Felix.

(e)
The third quarter of 2017 includes after-tax stock-based compensation expense of $59.4 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination, as well as after-tax costs of $17.0 million related to the Combination.

(f)
The fourth quarter of 2017 includes after-tax stock-based compensation expense of $15.6 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination, as well as after-tax costs of $13.8 million related to the Combination (including $7.6 million of deferred revenue write-offs).

(g)	Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.
NOTE 20—SUBSEQUENT EVENT (UNAUDITED)
In January 2019, the Company completed the acquisition of Fixd Repair, LLC, a home warranty and service company.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of the Company's Disclosure Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2018, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), our management, including our CEO and our CFO, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ANGI Homeservices Inc.
Opinion on Internal Control over Financial Reporting
We have audited ANGI Homeservices Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ANGI Homeservices Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018 and 2017, and the related consolidated and combined statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated March 1, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ ERNST & YOUNG LLP
New York, New York
March 1, 2019

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to the definitive Proxy Statement to be used in connection with the ANGI Homeservices 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of ANGI Homeservices and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning ANGI Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2019 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to the ANGI Homeservices Code of Ethics is set forth under the caption "Part I-Item 1-Business-Description of Our Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2019 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation," "Director Compensation" and "Pay Ratio Disclosure," respectively, in the 2019 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2019 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of our Class A common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under our equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2019 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving ANGI Homeservices required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2019 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of our independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to us by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2019 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated and Combined Financial Statements of ANGI Homeservices

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2018 and 2017.
Consolidated and Combined Statement of Operations for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated and Combined Statement of Comprehensive Operations for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated and Combined Statement of Shareholders' Equity for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated and Combined Statement of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.
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
Annex B to the Proxy Statement/Prospectus of Angie's List, Inc. and ANGI Homeservices Inc., filed on August 30, 2017 pursuant to Rule 424(b)(3).
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.2	Amended and Restated Bylaws of ANGI Homeservices Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.1	Investor Rights Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.2	Registration Rights Agreement, dated October 19, 2018, by and among ANGI Homeservices Inc. and the holders signatory thereto.	Exhibit 4.2 to the Registration Statement on Form S-3ASR (SEC File No. 333-227932), filed on October 22, 2018.
10.1	Contribution Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.2	Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.3	Tax Sharing Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.4	Employee Matters Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.5	ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.

10.6	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.7	Form of Notice and Terms and Conditions for Stock Options granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.8	Form of Terms and Conditions for Stock Appreciation Rights granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.2 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.9	Employment Agreement between William B. Ridenour and ANGI Homeservices Inc., dated as of November 18, 2018.(2)(3)
10.10	Employment Agreement between Glenn H. Schiffman and IAC/InterActiveCorp, dated as of April 7, 2016.(2)	Exhibit 10.2 of IAC/InterActiveCorp's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016.
10.11	Employment Agreement between Craig Smith and ANGI Homeservices Inc., dated as of August 24, 2017.(2)	Exhibit 10.7 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.12	Employment Agreement between Allison Lowrie and ANGI Homeservices Inc., dated as of August 24, 2017.(2)	Exhibit 10.8 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.13	Employment Agreement between Angela R. Hicks Bowman and ANGI Homeservices Inc., dated as of June 29, 2017.(2)	Exhibit 10.4 to the Registration Statement on Form S-4 (SEC File No. 333-219064), filed on June 30, 2018.
10.14
Amended and Restated Credit Agreement, dated as of November 5, 2018, by and among ANGI Homeservices Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 9, 2018.
21.1	Subsidiaries of the Registrant as of December 31, 2018.(3)
23.1	Consent of Ernst & Young LLP.(3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
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

March 1, 2019	ANGI Homeservices Inc.
	By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2019:

Signature	Title

/s/ WILLIAM B. RIDENOUR	Chief Executive Officer and Director
William B. Ridenour

/s/ GLENN H. SCHIFFMAN	Chief Financial Officer and Director
Glenn H. Schiffman

/s/ CRAIG SMITH	President and Director
Craig Smith

/s/ MICHAEL H. SCHWERDTMAN	Vice President, Principal Accounting Officer
Michael H. Schwerdtman

/s/ JOSPEPH LEVIN	Chairman of the Board and Director
Joseph Levin

/s/ THOMAS R. EVANS	Director
Thomas R. Evans

/s/ ALESIA J. HAAS	Director
Alesia J. Haas

/s/ ANGELA R. HICKS BOWMAN	Director
Angela R. Hicks Bowman

/s/ MARK STEIN	Director
Mark Stein

/s/ SUZY WELCH	Director
Suzy Welch

/s/ GREGG WINIARSKI	Director
Gregg Winiarski

/s/ YILU ZHAO	Director
Yilu Zhao

Schedule II
ANGI HOMESERVICES INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2018
Allowance for doubtful accounts and revenue reserves	$9,263	$47,242	(a)	$(506)		$(39,396)	(b)	$16,603
Deferred tax valuation allowance	61,563	(599)	(c)	(2,061)	(d)	—		58,903
Other reserves	—							3,919

2017
Allowance for doubtful accounts and revenue reserves	$9,177	$27,514	(a)	$271		$(27,699)	(b)	$9,263
Deferred tax valuation allowance	14,180	42,310	(e)	5,073	(f)	—		61,563

2016
Allowance for doubtful accounts and revenue reserves	$8,171	$17,425	(a)	$(56)		$(16,363)	(b)	$9,177
Deferred tax valuation allowance	12,696	2,384	(g)	(900)	(d)	—		14,180
_________________________________________________________

(a)	Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(b)	Write-off of fully reserved accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible, primarily once 180 days past due.

(c)	Amount is primarily related to state NOLs.

(d)	Amount is related to currency translation adjustments on foreign NOLs.

(e)	Amount is due primarily to the establishment of foreign NOLs related to a recent acquisition.

(f)	Amount is related to acquired state NOLs and currency translation adjustments on foreign NOLs.

(g)	Amount is primarily related to federal and foreign NOLs.