Form 10-Q
period 2019-03-31
ANGI Homeservices Inc.
filed 2019-05-09
CIK 1705110

As filed with the Securities and Exchange Commission on May 9, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-38220

ANGI HOMESERVICES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-1204801 (I.R.S. Employer Identification No.)
3601 Walnut Street, Denver, CO 80205 (Address of registrant's principal executive offices)
(303) 963-7200 (Registrant's telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Class A Common Stock, par value $0.001	ANGI	The Nasdaq Stock Market LLC
As of May 3, 2019, the following shares of the registrant's common stock were outstanding:

Class A Common Stock	85,070,957
Class B Common Stock	421,452,486
Class C Common Stock	—
Total outstanding Common Stock	506,523,443
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of May 3, 2019 was $1,565,336,645. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$345,351	$336,984
Marketable securities	—	24,947
Accounts receivable, net of allowance and reserves of $17,953 and $16,603, respectively	52,255	27,263
Other current assets	81,948	84,933
Total current assets	479,554	474,127

Right of use assets	91,650	—
Property and equipment, net of accumulated depreciation and amortization of $41,397 and $36,473, respectively	79,618	70,859
Goodwill	915,932	894,709
Intangible assets, net of accumulated amortization of $100,358 and $85,589, respectively	290,172	304,295
Deferred income taxes	54,870	40,837
Other non-current assets	8,406	23,200
TOTAL ASSETS	$1,920,202	$1,808,027

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable	21,803	20,083
Deferred revenue	62,941	61,417
Accrued expenses and other current liabilities	120,466	105,987
Total current liabilities	218,960	201,237

Long-term debt, net	241,664	244,971
Long-term debt—related party	—	1,015
Deferred income taxes	3,513	3,808
Other long-term liabilities	100,922	16,846

Redeemable noncontrolling interests	23,242	18,163

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; 84,718 and 80,515 shares issued and outstanding	85	81
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 421,452 and 421,118 shares issued and outstanding	421	421
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,331,371	1,333,097
Accumulated deficit	(8,828)	(18,797)
Accumulated other comprehensive loss	(191)	(1,861)
Total ANGI Homeservices Inc. shareholders' equity	1,322,858	1,312,941
Noncontrolling interests	9,043	9,046
Total shareholders' equity	1,331,901	1,321,987
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,920,202	$1,808,027
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Revenue	$303,443	$255,311
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	10,011	13,595
Selling and marketing expense	175,302	137,932
General and administrative expense	84,429	76,270
Product development expense	15,804	15,780
Depreciation	6,999	6,184
Amortization of intangibles	14,539	16,306
Total operating costs and expenses	307,084	266,067
Operating loss	(3,641)	(10,756)
Interest expense—third party	(2,994)	(2,654)
Interest expense—related party	(16)	(45)
Other income, net	2,287	356
Loss before income taxes	(4,364)	(13,099)
Income tax benefit	14,215	3,985
Net earnings (loss)	9,851	(9,114)
Net loss attributable to noncontrolling interests	118	229
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$9,969	$(8,885)

Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings (loss) per share	$0.02	$(0.02)
Diluted earnings (loss) per share	$0.02	$(0.02)

Stock-based compensation expense by function:
Cost of revenue	$—	$—
Selling and marketing expense	959	661
General and administrative expense	16,107	21,694
Product development expense	2,216	2,551
Total stock-based compensation expense	$19,282	$24,906

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net earnings (loss)	$9,851	$(9,114)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,865	4,504
Change in unrealized gains and losses on available-for-sale debt securities	(3)	—
Total other comprehensive income	1,862	4,504
Comprehensive income (loss)	11,713	(4,610)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	118	229
Change in foreign currency translation adjustment attributable to noncontrolling interests	(192)	(512)
Comprehensive loss attributable to noncontrolling interests	(74)	(283)
Comprehensive income (loss) attributable to ANGI Homeservices Inc. shareholders	$11,639	$(4,893)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2019 and 2018
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value					Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income			Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2018	$18,163	$81	80,515	$421	421,118	$—	—	$1,333,097	$(18,797)	$(1,861)	$1,312,941	$9,046	$1,321,987
Net (loss) earnings	(109)	—	—	—	—	—	—	—	9,969	—	9,969	(9)	9,960
Other comprehensive income	186	—	—	—	—	—	—	—	—	1,670	1,670	6	1,676
Stock-based compensation expense	42	—	—	—	—	—	—	19,240	—	—	19,240	—	19,240
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	4,203	—	—	—	—	(15,191)	—	—	(15,187)	—	(15,187)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	334	—	—	(795)	—	—	(795)	—	(795)
Adjustment of redeemable noncontrolling interests to fair value	4,960	—	—	—	—	—	—	(4,960)	—	—	(4,960)	—	(4,960)
Other	—	—	—	—	—	—	—	(20)	—	—	(20)	—	(20)
Balance as of March 31, 2019	$23,242	$85	84,718	$421	421,452	$—	—	$1,331,371	$(8,828)	$(191)	$1,322,858	$9,043	$1,331,901

Balance as of December 31, 2017	$21,300	$63	62,818	$415	415,186	$—	—	$1,112,400	$(121,764)	$2,232	$993,346	$9,748	$1,003,094
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	—	—	25,649	—	25,649	—	25,649
Net loss	(111)	—	—	—	—	—	—	—	(8,885)	—	(8,885)	(118)	(9,003)
Other comprehensive income	375	—	—	—	—	—	—	—	—	3,992	3,992	137	4,129
Stock-based compensation expense	410	—	—	—	—	—	—	24,496	—	—	24,496	—	24,496
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	535	—	—	—	—	(1,143)	—	—	(1,143)	—	(1,143)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	699	—	—	(1)	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(269)	(269)
Adjustment of redeemable noncontrolling interests to fair value	643	—	—	—	—	—	—	(643)	—	—	(643)	—	(643)
Other	38	—	—	—	—	—	—	(85)	—	—	(85)	85	—
Balance as of March 31, 2018	$22,655	$63	63,353	$416	415,885	$—	—	$1,135,024	$(105,000)	$6,224	$1,036,727	$9,583	$1,046,310

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$9,851	$(9,114)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	19,282	24,906
Amortization of intangibles	14,539	16,306
Bad debt expense	14,310	9,434
Depreciation	6,999	6,184
Deferred income taxes	(14,377)	(4,178)
Other adjustments, net	1,352	(63)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(39,729)	(17,650)
Other assets	1,159	(13,748)
Accounts payable and other liabilities	11,856	(5,329)
Income taxes payable and receivable	146	162
Deferred revenue	1,314	4,191
Net cash provided by operating activities	26,702	11,101
Cash flows from investing activities:
Acquisition, net of cash acquired	(20,341)	—
Capital expenditures	(15,177)	(8,886)
Proceeds from maturities of marketable debt securities	25,000	—
Net proceeds from the sale of a business	23,655	—
Proceeds from sale of fixed assets	—	10,410
Other, net	(103)	—
Net cash provided by investing activities	13,034	1,524
Cash flows from financing activities:
Principal payments on term loan	(3,438)	(3,438)
Principal payments on related party debt	(1,008)	(618)
Proceeds from the exercise of stock options	573	1,752
Withholding taxes paid on behalf of employees on net settled stock-based awards	(16,544)	(2,925)
Distribution to IAC pursuant to the tax sharing agreement	(11,355)	—
Purchase of noncontrolling interests	—	(234)
Other, net	—	39
Net cash used in financing activities	(31,772)	(5,424)
Total cash provided	7,964	7,201
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	401	22
Net increase in cash, cash equivalents, and restricted cash	8,365	7,223
Cash, cash equivalents, and restricted cash at beginning of period	338,821	221,521
Cash, cash equivalents, and restricted cash at end of period	$347,186	$228,744
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
ANGI Homeservices Inc. connects quality home service pros across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 250,000 service professionals find work through ANGI Homeservices, and consumers turn to at least one of our brands to find a pro for more than 20 million projects each year. We’ve established category-transforming products with brands such as HomeAdvisor®, Angie’s List® and Handy.
At March 31, 2019, IAC owned 83.3% and 98.0% of the economic and voting interest, respectively, of ANGI Homeservices.
The Company has two operating segments (i) North America (United States and Canada), which includes HomeAdvisor, Angie's List, Handy, mHelpDesk, HomeStars, Fixd Repair, LLC and Fixd Services LLC (collectively, "Fixd Repair") and Felix, for periods prior to its sale on December 31, 2018, and (ii) Europe, which includes Travaux, MyHammer, My Builder, Werkspot and Instapro.
As used herein, "ANGI Homeservices," the "Company," "ANGI," "we," "our" or "us" and similar terms refer to ANGI Homeservices Inc and its subsidiaries (unless the context requires otherwise).
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).
The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and accounts have been eliminated.
For the purpose of these financial statements, income taxes have been computed as if ANGI Homeservices filed on a standalone, separate tax return basis.
In management's opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of ASU No. 2016-02, Leases (Topic 842)
The Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) ("ASC 842") effective January 1, 2019. ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.
The adoption of ASC 842 resulted in the recognition of $69.4 million of right of use assets ("ROU assets") and related lease liabilities as of January 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s consolidated statement of operations and consolidated statement of cash flows. In addition, the adoption of ASC 842 did not impact the leverage calculation set forth in the agreement governing the Company's outstanding debt and revolving credit facility because, in each circumstance, the leverage calculation is not affected by the lease liabilities that were recorded upon adoption of ASC 842.
The Company adopted ASC 842 prospectively and, therefore, did not revise comparative period information or disclosure. In addition, the Company elected the package of practical expedients permitted under ASC 842.
See "Note 3—Leases" for additional information on the adoption of ASC 842.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—REVENUE RECOGNITION
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to our customers, and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 10—Segment Information."
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2018 are $61.4 million and $0.5 million, respectively. During the three months ended March 31, 2019, the Company recognized $36.4 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current and non-current deferred revenue balances at March 31, 2019 are $62.9 million and $0.4 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Practical Expedients and Exemptions
As permitted under the practical expedient available under ASU No. 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the customer relationship period is greater than one year is $40.3 million and $38.8 million at March 31, 2019 and December 31, 2018, respectively.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3—LEASES
The Company leases office space and equipment used in connection with its operations under various operating leases, the majority of which contain escalation clauses. The Company does not have any financing leases.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company's incremental borrowing rate on the lease commencement date or January 1, 2019 for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option. Leases with an initial term of twelve months or less ("short-term leases") are not recorded on the accompanying consolidated balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Balance Sheet Classification	March 31, 2019
		(In thousands)
Assets:
Right of use assets	Right of use assets	$91,650

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	11,706
Long-term lease liabilities	Other long-term liabilities	99,720
Total lease liabilities		$111,426

Lease Cost	Income Statement Classification	Three Months Ended March 31, 2019
		(In thousands)
Fixed lease cost	Selling and marketing expense	$1,911
Fixed lease cost	General and administrative expense	1,785
Fixed lease cost	Product development expense	300
Total fixed lease cost (a)		3,996
Variable lease cost	Selling and marketing expense	304
Variable lease cost	General and administrative expense	191
Variable lease cost	Product development expense	30
Total variable lease cost		525
Net lease cost		$4,521
________________________
(a) Includes approximately $0.3 million of short-term lease cost.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Maturities of lease liabilities(b):

March 31, 2019
(In thousands)
2019	$12,387
2020	18,511
2021	17,919
2022	16,905
2023	16,035
After 2023	60,764
Total	142,521
Less: Interest	31,095
Present value of lease liabilities	$111,426
________________________
(b)    Lease payments exclude $30.8 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate:

March 31, 2019
Remaining lease term	7.9 years
Discount rate	5.97%

Three Months Ended March 31, 2019
(In thousands)
Other Information:
Right of use assets obtained in exchange for lease liabilities	$27,862
Cash paid for amounts included in the measurement of lease liabilities	$4,753

NOTE 4—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax benefit and provision have been computed for the Company on an as if standalone, separate return basis. The Company’s payments to IAC for its share of IAC’s consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters. Any differences between taxes currently due or receivable under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis for GAAP are payable to or receivable from IAC and are reflected as adjustments to additional paid-in capital.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
For the three months ended March 31, 2019, the Company recorded an income tax benefit of $14.2 million, which represents an effective income tax rate of 326% and is higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the three months ended March 31, 2018, the Company recorded an income tax benefit of $4.0 million, which represents an effective income tax rate of 30% and was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and state taxes, partially offset by unbenefited foreign losses.
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
At March 31, 2019 and December 31, 2018, unrecognized tax benefits, including interest, are $2.5 million and $2.4 million, respectively, for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at March 31, 2019 are subsequently recognized, the income tax provision would be reduced by $2.5 million. The comparable amount as of December 31, 2018 is $2.4 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.0 million due to potential settlements, which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of March 31, 2019, the Company has a U.S. gross deferred tax asset of $130.3 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $33.6 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $96.7 million will be utilized based on forecasts of future taxable income.
NOTE 5—BUSINESS COMBINATION
On October 19, 2018, the Company acquired 100% of Handy Technologies, Inc. ("Handy"), a leading platform in the United States for connecting individuals looking for household services. The Company's purchase accounting is not yet complete, including the determination of purchase price, the value of the indemnified liabilities and related assets and the allocation of purchase price to the fair value of assets acquired and liabilities assumed. There were no material adjustments recorded during the first quarter of 2019 related to purchase accounting and the preliminary values are not expected to be finalized until the fourth quarter of 2019.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the combined results of the Company and Handy as if this acquisition had occurred on January 1, 2017. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 2017.

Three Months Ended March 31, 2018
(In thousands, except per share data)
Revenue	$261,904
Net loss attributable to ANGI Homeservices Inc. shareholders	$(10,723)
Basic loss per share attributable to ANGI Homeservices Inc. shareholders	$(0.02)
Diluted loss per share attributable to ANGI Homeservices Inc. shareholders	$(0.02)

NOTE 6—FINANCIAL INSTRUMENTS
Marketable Debt Securities
The Company did not hold any available-for sale marketable debt securities at March 31, 2019.
At December 31, 2018, current available-for-sale marketable debt securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$24,947	$1	$(1)	$24,947
Total available-for-sale marketable debt securities	$24,947	$1	$(1)	$24,947

For the three months ended March 31, 2019, proceeds from maturities of available-for-sale marketable debt securities were $25.0 million. The specific-identification method is used to determine the cost of available-for-sale marketable debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. There were no gross realized gains or losses from the maturities of available-for-sale marketable debt securities for the three months ended March 31, 2019. The Company did not hold any available-for-sale marketable debt securities prior to the third quarter of 2018.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$60,802	$—	$—	$60,802
Treasury discount notes	—	147,339	—	147,339
Commercial paper	—	34,967	—	34,967
Time deposits	—	15,000	—	15,000
Total	$60,802	$197,306	$—	$258,108

	December 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$137,359	$—	$—	$137,359
Treasury discount notes	—	99,914	—	99,914
Commercial paper	—	52,931	—	52,931
Time deposits	—	15,000	—	15,000
Marketable securities:
Treasury discount notes	—	24,947	—	24,947
Total	$137,359	$192,792	$—	$330,151

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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,243)	$(13,750)	$(12,753)
Long-term debt, net (a)	(241,664)	(235,064)	(244,971)	(229,556)
Long-term debt—related party, net	—	—	(1,015)	(1,092)
_________________

(a)	At March 31, 2019 and December 31, 2018, the carrying value of long-term debt, net includes unamortized debt issuance costs of $2.4 million and $2.5 million, respectively.
At March 31, 2019 and December 31, 2018, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. The fair value of long-term debt—related party, net was based on Level 3 inputs and was estimated by discounting the future cash flows based on current market conditions.
NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2019	December 31, 2018
	(In thousands)
Term Loan due November 5, 2023	$257,813	$261,250
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,399	2,529
Total long-term debt, net	$241,664	$244,971

See "Note 13—Related Party Transactions with IAC" for a description of long-term debt—related party.
Term Loan and Credit Facility
At March 31, 2019 and December 31, 2018, the outstanding balance of the five-year term loan facility ("Term Loan") was $257.8 million and $261.3 million, respectively. At both March 31, 2019 and December 31, 2018, the Term Loan bears interest at LIBOR plus 1.50%. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio. The interest rate was 4.00% and 3.98% at March 31, 2019 and December 31, 2018, respectively. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due.
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
On November 5, 2018, the Company entered into a five-year $250 million revolving credit facility (the "Credit Facility"). At March 31, 2019 and December 31, 2018, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio most recently reported, and is 25 basis points at both March 31, 2019 and December 31, 2018. Borrowings under the Credit Facility bear interest, at the Company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on the Company's consolidated net leverage ratio. The financial and other covenants are the same as those for the Term Loan.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Term Loan and Credit Facility are guaranteed by the Company's wholly-owned material domestic subsidiaries and are secured by substantially all assets of the Company and the guarantors, subject to certain exceptions.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive income into earnings:

	Three Months Ended March 31, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(1,864)	$3	$(1,861)
Other comprehensive income (loss)	1,673	(3)	1,670
Balance at March 31	$(191)	$—	$(191)

	Three Months Ended March 31, 2018
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at January 1	$2,232	$2,232
Other comprehensive income before reclassifications	3,853	3,853
Amounts reclassified to earnings	139	139
Net current period other comprehensive income	3,992	3,992
Balance at March 31	$6,224	$6,224

The amount reclassified out of foreign currency translation adjustment into earnings for the three months ended March 31, 2018 relates to the liquidation of an international subsidiary.
At both March 31, 2019 and 2018, there was no tax benefit or provision on the accumulated other comprehensive (loss) income.
NOTE 9—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to ANGI Homeservices shareholders:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$9,851	$9,851	$(9,114)	$(9,114)
Net loss attributable to noncontrolling interests	118	118	229	229
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$9,969	$9,969	$(8,885)	$(8,885)

Denominator:
Weighted average basic shares outstanding	504,404	504,404	478,309	478,309
Dilutive securities (a) (b) (c)	—	18,721	—	—
Denominator for earnings per share—weighted average shares	504,404	523,125	478,309	478,309

Earnings (loss) per share attributable to ANGI Homeservices Inc. shareholders:
Earnings (loss) per share	$0.02	$0.02	$(0.02)	$(0.02)
________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock appreciation rights, stock options and subsidiary denominated equity and vesting of restricted stock units. For the three months ended March 31, 2019, 4.2 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon vesting of PSUs are included in the denominator for earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2019, 0.8 million shares underlying PSUs were excluded from the calculation of diluted earnings per share because the performance condition(s) had not been met.

(c)
For the three months ended March 31, 2018, the Company had a loss from operations and as a result, approximately 50.8 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute diluted earnings per share amounts.

NOTE 10—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services or products offered or the target market.
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenue:
North America	$281,994	$236,026
Europe	21,449	19,285
Total	$303,443	$255,311

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
North America
Marketplace:
Consumer connection revenue(a)	$201,582	$149,060
Membership subscription revenue	16,517	15,627
Other revenue	1,826	921
Marketplace revenue	219,925	165,608
Advertising & Other revenue(b)	62,069	70,418
Total North America revenue	281,994	236,026
Europe
Consumer connection revenue	17,123	14,367
Membership subscription revenue	3,742	4,671
Advertising and other revenue	584	247
Total Europe revenue	21,449	19,285
Total revenue	$303,443	$255,311
________________________

(a)	Includes fees paid by HomeAdvisor service professionals for consumer matches and revenue from completed jobs sourced through the Handy platform.

(b)
Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars, Fixd Repair and Felix. Felix was sold on December 31, 2018 and its revenue for the three months ended March 31, 2018 was $8.5 million.

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenue
United States	$278,478	$233,475
All other countries	24,965	21,836
Total	$303,443	$255,311

	March 31, 2019	December 31, 2018
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$73,949	$65,510
All other countries	5,669	5,349
Total	$79,618	$70,859

The following tables present operating income (loss) and Adjusted EBTIDA by reportable segment:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating Income (Loss):
North America	$742	$(5,365)
Europe	(4,383)	(5,391)
Total	$(3,641)	$(10,756)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Adjusted EBITDA(c):
North America	$39,689	$39,605
Europe	$(2,510)	$(2,965)
________________________

(c)
The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our businesses, and this measure is one of the primary metrics on which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.

The following tables reconcile operating income (loss) for the Company’s reportable segments and net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2019
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$742	$19,072	$6,207	$13,668	$39,689
Europe	(4,383)	$210	$792	$871	$(2,510)
Operating loss	(3,641)
Interest expense—third party	(2,994)
Interest expense—related party	(16)
Other income, net	2,287
Loss before income taxes	(4,364)
Income tax benefit	14,215
Net earnings	9,851
Net loss attributable to noncontrolling interests	118
Net earnings attributable to ANGI Homeservices Inc. shareholders	$9,969

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

NOTE 11—CONSOLIDATED FINANCIAL STATEMENT DETAILS
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$345,351	$336,984	$228,744	$221,521
Restricted cash included in other current assets	1,419	1,417	—	—
Restricted cash included in other assets	416	420	—	—
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$347,186	$338,821	$228,744	$221,521

Restricted cash at March 31, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
NOTE 12—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 4—Income Taxes" for additional information related to income tax contingencies.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13—RELATED PARTY TRANSACTIONS WITH IAC
The Company and IAC entered into certain agreements to govern our relationship following the combination of IAC's HomeAdvisor business and Angie's List, Inc. on September 29, 2017 (the "Combination"). These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
For the three months ended March 31, 2019 and 2018, the Company was charged $1.4 million and $1.5 million, respectively, by IAC for services rendered pursuant to the services agreement, which were paid in full by the Company at March 31, 2019. At December 31, 2018, the Company had an outstanding receivable due from IAC of $0.1 million, pursuant to the services agreement. This amount was deducted from the charges due to IAC pursuant to the services agreement discussed above during the first quarter of 2019.
At March 31, 2019 and December 31, 2018, the Company had outstanding payables of $0.7 million and $12.1 million due to IAC pursuant to the tax sharing agreement, which is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. For the three months ended March 31, 2019, $11.4 million was paid to IAC pursuant to this agreement.
For the three months ended March 31, 2019 and 2018, 0.3 million and 0.7 million shares of ANGI Homeservices Class B common stock were issued to IAC, respectively, pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees.
Long-term debt—related party
Immediately prior to the Combination, the Company, through a foreign subsidiary, sold a promissory note in the amount of €2.4 million to a foreign subsidiary of IAC. During the first quarter of 2019, the amount outstanding on the promissory note at December 31, 2018 of €0.9 million, or $1.0 million, was repaid.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
ANGI Homeservices Inc. ("ANGI Homeservices," the "Company," "ANGI," "we," "our," or "us") connects quality home service pros across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 250,000 service professionals find work through ANGI Homeservices, and consumers turn to at least one of our brands to find a pro for more than 20 million projects each year. We’ve established category-transforming products with brands such as HomeAdvisor®, Angie’s List® and Handy.
The Company has two operating segments: (i) North America (United States and Canada), which includes HomeAdvisor, Angie's List, Handy, mHelpDesk, HomeStars, Fixd Repair, LLC and Fixd Services LLC (collectively, "Fixd Repair") and Felix, for periods prior to its sale on December 31, 2018, and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot and Instapro.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Operating Metrics:
In connection with the management of our businesses, we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our businesses are set forth below:

•
Marketplace Revenue includes revenue from the HomeAdvisor and Handy domestic marketplace, including consumer connection revenue for consumer matches, membership subscription revenue from HomeAdvisor service professionals and revenue from completed jobs sourced through the Handy platform. It excludes revenue from Angie's List, mHelpDesk, HomeStars, Fixd Repair and Felix.

•
Advertising & Other Revenue includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk, HomeStars, Fixd Repair (acquired on January 25, 2019) and, for periods prior to its sale on December 31, 2018, Felix.

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

Operating Costs and Expenses:

•
Cost of revenue - consists primarily of credit card processing fees, hosting fees, costs associated with publishing and distributing the Angie's List Magazine and traffic acquisition costs. Traffic acquisition costs include amounts based on revenue share arrangements which relate to Felix for periods prior to its sale.

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

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, fees for professional services (including transaction-related costs related to acquisitions), bad debt expense, software license and maintenance costs and facilities costs. Our customer service function includes personnel who provide support to our service professionals and consumers.

•
Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, software license and maintenance costs and facilities costs.

Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to operating loss to consolidated Adjusted EBITDA for the three months ended March 31, 2019 and 2018.
The Combination
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List, Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At March 31, 2019, IAC owned 83.3% and 98.0% of the economic and voting interest, respectively, of ANGI Homeservices.
During the three months ended March 31, 2019 and 2018, the Company incurred $9.6 million and $19.1 million, respectively, in stock-based compensation expense related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. Stock-based compensation expense arising from the Combination is expected to be approximately $25 million for the remainder of 2019 and $20 million in 2020.
2019 Developments
On January 25, 2019, the Company completed the acquisition of Fixd Repair, a home warranty and service company.
First Quarter 2019 Consolidated Results

•
Revenue increased $48.1 million, or 19%, which was primarily driven by Marketplace Revenue growth of $54.3 million, or 33%, and growth in Europe of $2.2 million, or 11%, partially offset by a decrease of $8.3 million, or 12%, in Advertising & Other Revenue driven principally by the sale of Felix.

•
Operating loss decreased $7.1 million, or 66%, to $3.6 million due primarily to decreases of $5.6 million in stock-based compensation expense and $1.8 million in amortization of intangibles and an increase in Adjusted EBITDA of $0.5 million, partially offset by an increase of $0.8 million in depreciation. The decrease in stock-based compensation expense was due primarily to a decrease of $9.5 million in modification and acceleration charges related to the Combination, partially offset by $2.9 million of expense related to new awards issued in connection with the acquisitions of Handy (acquired on October 19, 2018) and Fixd Repair. The decrease in amortization of intangibles was due primarily to lower expense from the Combination, partially offset by an increase in amortization expense related to the acquisition of Handy.

•
Adjusted EBITDA increased 1% to $37.2 million, growing slower than revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $4.9 million in bad debt expense due, in part, to higher Marketplace Revenue, and investments in Handy and Fixd Repair, partially offset by the inclusion in 2018 of $5.3 million in costs related to the Combination (including deferred revenue write offs, severance, retention and integration related costs).

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018
Revenue

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$201,582	$52,522	35%	$149,060
Membership subscription revenue	16,517	890	6%	15,627
Other revenue	1,826	905	98%	921
Total Marketplace Revenue	219,925	54,317	33%	165,608
Advertising & Other Revenue	62,069	(8,349)	(12)%	70,418
North America	281,994	45,968	19%	236,026
Europe	21,449	2,164	11%	19,285
Total Revenue	$303,443	$48,132	19%	$255,311

Percentage of Total Revenue:
North America	93%			92%
Europe	7%			8%
Total Revenue	100%			100%

	Three Months Ended March 31,
	2019	Change	% Change	2018
	(Amounts in thousands)
Operating metrics:
Marketplace Service Requests	5,797	766	15%	5,031
Marketplace Paying SPs	221	27	14%	194
Advertising Service Professionals	36	(5)	(13)%	41
North America revenue increased $46.0 million, or 19%, driven by an increase in Marketplace Revenue of $54.3 million, or 33%, partially offset by a decrease of $8.3 million, or 12%, in Advertising & Other Revenue. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $52.5 million, or 35%, which was driven by a 15% increase in Marketplace Service Requests to 5.8 million, including the contribution from Handy. The decrease in Advertising & Other Revenue was driven principally by the sale of Felix on December 31, 2018.
Europe revenue grew $2.2 million, or 11%, due to growth across several regions, partially offset by the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro and British Pound.
Cost of revenue

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$10,011	$(3,584)	(26)%	$13,595
As a percentage of revenue	3%			5%
North America cost of revenue decreased $3.6 million, or 28%, due primarily to decreases of $5.6 million in traffic acquisition costs due to the sale of Felix and $0.3 million in costs associated with publishing and distributing the Angie's List

Magazine, partially offset by $2.2 million of expense from the inclusion of Handy and Fixd Repair and an increase of $0.4 million in credit card processing fees due to higher Marketplace Revenue.
Selling and marketing expense

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$175,302	$37,370	27%	$137,932
As a percentage of revenue	58%			54%
North America selling and marketing expense increased $36.0 million, or 29%, driven by increases in advertising expense of $24.3 million, compensation expense of $6.1 million and $4.9 million of expense from the inclusion of Handy. The increase in advertising expense was due primarily to increased investments in online marketing and television spend. Compensation expense increased due primarily to growth in the sales force.
Europe selling and marketing expense increased $1.4 million, or 11%, driven by an increase in advertising expense of $1.7 million, partially offset by a decrease in compensation expense of $0.3 million.
General and administrative expense

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$84,429	$8,159	11%	$76,270
As a percentage of revenue	28%			30%
North America general and administrative expense increased $8.6 million, or 12%, due primarily to expense of $7.5 million from the inclusion of Handy and Fixd Repair, which includes $2.6 million of stock-based compensation expense related to new awards issued in connection with these acquisitions, an increase of $4.7 million in bad debt expense due, in part, to higher Marketplace Revenue, and an increase of $0.6 million in software license and maintenance costs, partially offset by a decrease in compensation expense of $6.2 million and the inclusion in 2018 of $2.5 million in integration-related costs in connection with the Combination. The decrease in compensation expense is due primarily to a decrease of $8.0 million in stock-based compensation expense, partially offset by an increase in headcount resulting from existing business growth. The decrease in stock-based compensation expense reflects a decrease of $8.8 million in expense due to the modification and acceleration charges related to the Combination ($7.9 million in 2019 compared to $16.7 million in 2018).
Europe general and administrative expense decreased $0.5 million, or 6%, due primarily to a reduction in facilities costs of $0.2 million and lower stock-based compensation expense.
Product development expense

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$15,804	$24	—%	$15,780
As a percentage of revenue	5%			6%
North America product development expense decreased $0.5 million, or 4%, due primarily to decreases in compensation expense of $1.5 million and software license and maintenance costs of $0.4 million, partially offset by $1.6 million of expense from the inclusion of Handy.
Europe product development expense increased $0.6 million, or 26%, due to increases of $0.2 million in compensation expense due, in part, to increased headcount, and facilities costs of $0.2 million.

Depreciation

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$6,999	$815	13%	$6,184
As a percentage of revenue	2%			2%
North America depreciation increased $0.6 million, or 11%, due primarily to continued growth, including internally developed capitalized software. Europe depreciation increased $0.2 million, or 30%.
Operating income (loss)

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
North America	$742	$6,107	NM	$(5,365)
Europe	(4,383)	1,008	19%	(5,391)
Total	$(3,641)	$7,115	66%	$(10,756)

As a percentage of revenue	(1)%			(4)%
________________________
NM = Not meaningful
North America operating income increased $6.1 million to $0.7 million from a loss of $5.4 million in 2018, due primarily to decreases of $5.5 million in stock-based compensation expense and $1.2 million in amortization of intangibles and an increase in Adjusted EBITDA of $0.1 million described below, partially offset by an increase of $0.6 million in depreciation. The decrease in stock-based compensation expense was due primarily to a decrease of $9.5 million in modification and acceleration charges related to the Combination ($9.6 million in 2019 compared to $19.1 million in 2018), partially offset by $2.9 million of expense related to new awards issued in connection with the acquisitions of Handy and Fixd Repair. The decrease in amortization of intangibles was due primarily to lower expense from the Combination, partially offset by an increase in amortization expense related to the acquisition of Handy.
Europe operating loss decreased $1.0 million, or 19%, due primarily to a decrease of $0.6 million in amortization of intangibles, a reduction in Adjusted EBITDA loss of $0.5 million described below and a decrease of $0.1 million in stock-based compensation expense, partially offset by an increase of $0.2 million in depreciation.
At March 31, 2019, there is $148.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
Adjusted EBITDA

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
North America	$39,689	$84	—%	$39,605
Europe	(2,510)	455	15%	(2,965)
Total	$37,179	$539	1%	$36,640

As a percentage of revenue	12%			14%
For a reconciliation of net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to operating loss to consolidated Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to

Adjusted EBITDA for the Company's reportable segments, see "Note 10—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
North America Adjusted EBITDA increased $0.1 million to $39.7 million, growing slower than revenue due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $4.7 million in bad debt expense, due, in part, to higher Marketplace Revenue, and investments in Handy and Fixd Repair, partially offset by the inclusion in 2018 of $5.3 million in costs related to the Combination (including deferred revenue write offs, severance, retention and integration-related costs).
Europe Adjusted EBITDA loss decreased $0.5 million, or 15%, due primarily to the increase of $2.2 million in revenue, partially offset by an increase in advertising expense of $1.7 million.
Interest expense

Interest expense—third-party relates to interest on a five-year term loan, which is due on November 5, 2023, and commitment fees on an undrawn five-year revolving credit facility of $250 million, which commenced on November 5, 2018.
Interest expense—related party includes interest charged by a foreign subsidiary of IAC, which was settled during the first quarter of 2019.
For a detailed description of long-term debt, net and long-term debt—related party, see "Note 7—Long-term Debt" and "Note 13—Related Party Transactions with IAC," respectively, to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense—third-party	$2,994	$340	13%	$2,654
Interest expense—related party	$16	$(29)	(64)%	$45
Other income, net

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income, net	$2,287	$1,931	542%	$356
Other income, net in 2019 principally includes third-party interest income of $2.1 million and net foreign currency exchange gains of $0.2 million.
Other income, net in 2018 includes third-party interest income of $0.7 million, partially offset by net foreign currency exchange losses of $0.3 million.
Income tax benefit

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax benefit	$14,215	$10,230	257%	$3,985
Effective income tax rate	326%			30%
In 2019, the effective income tax rate is higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
In 2018, the effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and state taxes, partially offset by unbenefited foreign losses.

For further details of income tax matters, see "Note 4—Income Taxes" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."

PRINCIPLES OF FINANCIAL REPORTING

We report Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, however, should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The following table reconciles net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to operating loss to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$9,969	$(8,885)
Add back:
Net loss attributable to noncontrolling interests	(118)	(229)
Income tax benefit	(14,215)	(3,985)
Other income, net	(2,287)	(356)
Interest expense—related party	16	45
Interest expense—third-party	2,994	2,654
Operating loss	(3,641)	(10,756)
Stock-based compensation expense	19,282	24,906
Depreciation	6,999	6,184
Amortization of intangibles	14,539	16,306
Adjusted EBITDA	$37,179	$36,640
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 10—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Non-Cash Expenses That Are Excluded from Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions (including the Combination), of stock appreciation rights, restricted stock units ("RSUs"), stock options and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method. Performance-based RSUs are included only to the extent the applicable performance condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent that stock-based awards are settled on a net basis, the Company remits the required tax-withholding amount from its current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.

Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions (including the Combination). At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as service professional relationships, technology, memberships, customer lists and user base, and trade names, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents:
United States	$336,655	$328,795
All other countries (a)	8,696	8,189
Total cash and cash equivalents	345,351	336,984
Marketable securities (United States)	—	24,947
Total cash and cash equivalents and marketable securities	$345,351	$361,931

Long-term debt
Term Loan due November 5, 2023	$257,813	$261,250
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,399	2,529
Total long-term debt, net	$241,664	$244,971

Long-term debt—related party	$—	$1,015
Total long-term debt—related party	$—	$1,015
________________________

(a)	If needed for U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 7—Long-term Debt" and for a detailed description of long-term debt—related party, see "Note 13—Related Party Transactions with IAC" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$26,702	$11,101
Investing activities	13,034	1,524
Financing activities	(31,772)	(5,424)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, amortization of intangibles, deferred income taxes, bad debt expense and depreciation.
2019
Adjustments to earnings consist primarily of $19.3 million of stock-based compensation expense, $14.5 million of amortization of intangibles, $14.3 million of bad debt expense and $7.0 million of depreciation, partially offset by $14.4 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $39.7 million, partially offset by an increase in accounts payable and other liabilities of $11.9 million. The increase in accounts receivable is primarily due to revenue growth in North America and the timing of cash receipts. The increase in accounts payable and other liabilities is primarily due to an increase in accrued advertising.
Net cash provided by investing activities includes $25.0 million of proceeds from maturities of marketable debt securities, $23.7 million of net proceeds from the December 31, 2018 sale of Felix, partially offset by $20.3 million of cash principally used for the acquisition of Fixd Repair, and capital expenditures of $15.2 million, primarily related to investments in the development of capitalized software to support the Company's products and services.
Net cash used in financing activities includes $16.5 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, a $11.4 million distribution to IAC pursuant to the tax sharing agreement, and a $3.4 million principal payment on the Term Loan.
2018
Adjustments to earnings consist primarily of $24.9 million of stock-based compensation expense, $16.3 million of amortization of intangibles, $9.4 million of bad debt expense and $6.2 million of depreciation, partially offset by $4.2 million of deferred income taxes. The deferred income tax benefit primarily relates to stock-based compensation expense. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $17.7 million, an increase in other assets of $13.7 million and a decrease in accounts payable and other liabilities of $5.3 million, partially offset by an increase in deferred revenue of $4.2 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in other assets is primarily due to increases in capitalized sales commissions, prepaid marketing and prepaid software license and maintenance costs. The decrease in accounts payable and other liabilities is primarily due to a decrease in accrued employee compensation and benefits mainly related to the payment of 2017 cash bonuses in 2018, partially offset by an increase in accrued advertising. The increase in deferred revenue is due mainly to growth in subscription sales to service professionals.
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
Liquidity and capital resources
On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility ("Term Loan"). On November 5, 2018, the Term Loan was amended and restated, and is now due on November 5, 2023. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. At March 31, 2019, the Term Loan bears interest at LIBOR plus 1.50%, or 4.00%. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio.
On November 5, 2018, the Company entered into a five-year $250 million revolving credit facility (the "Credit Facility"). At March 31, 2019, there were no outstanding borrowings under the Credit Facility.
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
On February 6, 2019, the Board of Directors of ANGI Homeservices authorized the Company to repurchase up to 15 million shares of its common stock. ANGI may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors ANGI management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at the Company's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on May 3, 2019 were net settled on that date, ANGI would have issued 10.7 million Class A shares (either to award holders or to IAC as reimbursement) and ANGI would have remitted $197.3 million in cash for withholding taxes (assuming a 50% withholding rate). If the Company decided to issue a sufficient number of shares to cover the $197.3 million employee withholding tax obligation, 10.7 million additional Class A shares would be issued by ANGI. The Company's cash withholding obligation on all other ANGI net settled awards outstanding on May 3, 2019 is $64.4 million (assuming a 50% withholding rate), which is the equivalent of 3.5 million shares.
During the first quarter of 2019, the Company started to settle stock options on a net basis. Assuming all stock options outstanding on May 3, 2019, were net settled on that date, the Company would have issued 0.2 million common shares (of which 0.1 million is related to vested shares and less than 0.1 million is related to unvested shares) and would have remitted $2.9 million (of which $2.1 million is related to vested stock options and $0.8 million is related to unvested stock options) in cash for withholding taxes (assuming a 50% withholding rate).
In addition, prior to the Combination in 2017, IAC issued a number of IAC denominated PSUs to certain ANGI employees. Vesting of the PSUs is contingent upon ANGI's performance. These awards are settled in shares of IAC common stock. ANGI reimburses IAC, at IAC's option, in either cash or through the issuance of Class B shares to IAC. Assuming all of the PSUs outstanding on May 3, 2019 were net settled on that date, ANGI would have issued 0.7 million Class B shares to IAC as reimbursement and ANGI would have remitted $12.9 million in cash for withholding taxes (assuming a 50% withholding rate).
The Company believes its existing cash, cash equivalents, available borrowings under the Credit Facility and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for any stock-based awards that may be net settled, and investing and other commitments, for the foreseeable future. The Company's 2019 capital expenditures are expected to be higher than 2018 by approximately 40% to 50%, driven, in part, by higher capital expenditures related to the development of capitalized software to support the Company's products and services. The Company's liquidity could be negatively affected by a decrease in demand for its products and services.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if its leverage ratio (as defined in the Credit Facility and Term Loan) exceeds the ratios set forth in the Term Loan. There were no such limitations at March 31, 2019.
At March 31, 2019, IAC held all Class B shares of ANGI which represent 83.3% of the economic interest and 98.0% of the voting interest of ANGI. As a result, IAC has the ability to control ANGI’s financing activities, including the issuance of additional debt and equity securities by ANGI or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI’s capital stock and its representation on the ANGI board of directors. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2019, there were no material changes to the Company's contractual obligations and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2019, there were no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.    Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, including our principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
In January 2019, the plaintiffs renewed their motion for leave to file a second amended complaint. In February 2019, the defendants filed their opposition to the motion on various grounds. The motion remains pending, discovery in the case is well under way and the issue of class certification remains to be litigated.
The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.

Item 1A.    Risk Factors
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to the Company's future financial performance, business prospects and strategy, anticipated trends and prospects in home services industry and other similar matters. These forward-looking statements are based on Company management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: our ability to compete, the failure or delay of the home services market to migrate online, adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), our ability to establish and maintain relationships with quality service professionals, our ability to build, maintain and/or enhance our various brands, our ability to market our various products and services in a successful and cost-effective manner, our continued ability to communicate with consumers and service professionals via e-mail (or other sufficient means), our ability develop and monetize version of our products and services for mobile devices, the integrity, efficiency and scalability of our technology systems and infrastructures (and those of third parties), any challenge to the contractor classification or employment status of Handy service professionals, our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information, the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, operational and financial risks relating to acquisitions, our ability to operate (and expand into) international markets successfully, our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties, changes in key personnel, increased costs and strain on our management as a result of operating as a new public company and various risks related to our relationship with IAC and our outstanding indebtedness. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Pursuant to the Employee Matters Agreement, 334,385 shares of Class B common stock were issued to IAC on March 31, 2019 as reimbursement for shares of IAC common stock issued in connection with the exercise of IAC stock options by our employees during the quarter ended March 31, 2019. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2019. As of that date, 15,000,000 shares of ANGI Class A common stock remained available for repurchase under the Company's previously announced February 2019 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors ANGI management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.2	Amended and Restated Bylaws of ANGI Homeservices Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.1	Employment Agreement between Jamie Cohen and ANGI Homeservices Inc., dated as of March 12, 2019.(1)
10.2	Employment Agreement between Shannon Shaw and ANGI Homeservices Inc., dated as of February 22, 2019 (with an effective date of March 18, 2019). (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101.INS	XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation (1)
101.DEF	XBRL Taxonomy Extension Definition (1)
101.LAB	XBRL Taxonomy Extension Labels (1)
101.PRE	XBRL Taxonomy Extension Presentation (1)
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 9, 2019
ANGI Homeservices Inc.

		By:	/s/ JAMIE COHEN
Jamie Cohen
Chief Financial Officer

Signature	Title	Date

/s/ JAMIE COHEN	Chief Financial Officer	May 9, 2019
Jamie Cohen