Form 10-Q
period 2019-06-30
ANGI Homeservices Inc.
filed 2019-08-09
CIK 1705110

As filed with the Securities and Exchange Commission on August 8, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-38220

ANGI HOMESERVICES INC.
(Exact name of registrant as specified in its charter)

Delaware	82-1204801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3601 Walnut Street, Denver, CO 80205
(Address of registrant's principal executive offices)
(303) 963-7200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Class A Common Stock, par value $0.001	ANGI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 2, 2019, the following shares of the registrant's common stock were outstanding:

Class A Common Stock	85,989,523
Class B Common Stock	421,452,903
Class C Common Stock	—
Total outstanding Common Stock	507,442,426

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$380,563	$336,984
Marketable securities	—	24,947
Accounts receivable, net of allowance and reserves of $22,790 and $16,603, respectively	56,835	27,263
Other current assets	63,478	84,933
Total current assets	500,876	474,127

Right-of-use assets	103,997	—
Property and equipment, net of accumulated depreciation and amortization of $49,053 and $36,473, respectively	99,883	70,859
Goodwill	914,505	894,709
Intangible assets, net of accumulated amortization of $113,958 and $85,589, respectively	276,238	304,295
Deferred income taxes	52,842	40,837
Other non-current assets	8,662	23,200
TOTAL ASSETS	$1,957,003	$1,808,027

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable	34,187	20,083
Deferred revenue	65,334	61,417
Accrued expenses and other current liabilities	112,876	105,987
Total current liabilities	226,147	201,237

Long-term debt, net	238,357	244,971
Long-term debt—related party	—	1,015
Deferred income taxes	3,435	3,808
Other long-term liabilities	121,097	16,846

Redeemable noncontrolling interests	23,421	18,163

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; 85,803 and 80,515 shares issued and outstanding	86	81
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 421,453 and 421,118 shares issued and outstanding	421	421
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,338,280	1,333,097
Accumulated deficit	(1,860)	(18,797)
Accumulated other comprehensive loss	(1,482)	(1,861)
Total ANGI Homeservices Inc. shareholders' equity	1,335,445	1,312,941
Noncontrolling interests	9,101	9,046
Total shareholders' equity	1,344,546	1,321,987
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,957,003	$1,808,027
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenue	$343,896	$294,822	$647,339	$550,133
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	10,722	14,703	20,733	28,298
Selling and marketing expense	196,167	141,843	371,469	279,775
General and administrative expense	88,013	79,688	172,442	155,958
Product development expense	15,082	13,662	30,886	29,442
Depreciation	8,796	5,886	15,795	12,070
Amortization of intangibles	13,713	15,778	28,252	32,084
Total operating costs and expenses	332,493	271,560	639,577	537,627
Operating income	11,403	23,262	7,762	12,506
Interest expense—third party	(2,963)	(3,011)	(5,957)	(5,665)
Interest expense—related party	—	(34)	(16)	(79)
Other income, net	1,047	1,053	3,334	1,409
Earnings before income taxes	9,487	21,270	5,123	8,171
Income tax (provision) benefit	(2,253)	1,753	11,962	5,738
Net earnings	7,234	23,023	17,085	13,909
Net (earnings) loss attributable to noncontrolling interests	(266)	(124)	(148)	105
Net earnings attributable to ANGI Homeservices Inc. shareholders	$6,968	$22,899	$16,937	$14,014

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Basic earnings per share	$0.01	$0.05	$0.03	$0.03
Diluted earnings per share	$0.01	$0.05	$0.03	$0.03

Stock-based compensation expense by function:
Cost of revenue	$—	$—	$—	$—
Selling and marketing expense	1,046	997	2,005	1,658
General and administrative expense	14,642	19,311	30,749	41,005
Product development expense	1,832	1,745	4,048	4,296
Total stock-based compensation expense	$17,520	$22,053	$36,802	$46,959

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net earnings	$7,234	$23,023	$17,085	$13,909
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(1,674)	(5,955)	191	(1,451)
Change in unrealized gains and losses on available-for-sale debt securities	—	—	(3)	—
Total other comprehensive (loss) income	(1,674)	(5,955)	188	(1,451)
Comprehensive income	5,560	17,068	17,273	12,458
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(266)	(124)	(148)	105
Change in foreign currency translation adjustment attributable to noncontrolling interests	383	822	191	310
Comprehensive loss attributable to noncontrolling interests	117	698	43	415
Comprehensive income attributable to ANGI Homeservices Inc. shareholders	$5,677	$17,766	$17,316	$12,873

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended June 30, 2019 and 2018
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value					Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income			Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of March 31, 2019	$23,242	$85	84,718	$421	421,452	$—	—	$1,331,371	$(8,828)	$(191)	$1,322,858	$9,043	$1,331,901
Net earnings	160	—	—	—	—	—	—	—	6,968	—	6,968	106	7,074
Other comprehensive loss	(335)	—	—	—	—	—	—	—	—	(1,291)	(1,291)	(48)	(1,339)
Stock-based compensation expense	35	—	—	—	—	—	—	17,485	—	—	17,485	—	17,485
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,085	—	—	—	—	(10,257)	—	—	(10,256)	—	(10,256)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	1	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	319	—	—	—	—	—	—	(319)	—	—	(319)	—	(319)
Balance as of June 30, 2019	$23,421	$86	85,803	$421	421,453	$—	—	$1,338,280	$(1,860)	$(1,482)	$1,335,445	$9,101	$1,344,546

Balance as of March 31, 2018	$22,655	$63	63,353	$416	415,885	$—	—	$1,135,024	$(105,000)	$6,224	$1,036,727	$9,583	$1,046,310
Net earnings	22	—	—	—	—	—	—	—	22,899	—	22,899	102	23,001
Other comprehensive loss	(593)	—	—	—	—	—	—	—	—	(5,133)	(5,133)	(229)	(5,362)
Stock-based compensation expense	390	—	—	—	—	—	—	21,663	—	—	21,663	—	21,663
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,063	—	—	—	—	(18,149)	—	—	(18,147)	—	(18,147)
Purchase of redeemable noncontrolling interests	(53)	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(549)	(549)
Adjustment of redeemable noncontrolling interests to fair value	(582)	—	—	—	—	—	—	582	—	—	582	—	582
Other	1	—	—	—	—	—	—	(182)	—	—	(182)	174	(8)
Balance as of June 30, 2018	$21,840	$65	65,416	$416	415,885	$—	—	$1,138,938	$(82,101)	$1,091	$1,058,409	$9,081	$1,067,490

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2019 and 2018
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value					Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income			Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2018	$18,163	$81	80,515	$421	421,118	$—	—	$1,333,097	$(18,797)	$(1,861)	$1,312,941	$9,046	$1,321,987
Net earnings	51	—	—	—	—	—	—	—	16,937	—	16,937	97	17,034
Other comprehensive (loss) income	(149)	—	—	—	—	—	—	—	—	379	379	(42)	337
Stock-based compensation expense	77	—	—	—	—	—	—	36,725	—	—	36,725	—	36,725
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	5	5,288	—	—	—	—	(25,448)	—	—	(25,443)	—	(25,443)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	335	—	—	(795)	—	—	(795)	—	(795)
Adjustment of redeemable noncontrolling interests to fair value	5,279	—	—	—	—	—	—	(5,279)	—	—	(5,279)	—	(5,279)
Other	—	—	—	—	—	—	—	(20)	—	—	(20)	—	(20)
Balance as of June 30, 2019	$23,421	$86	85,803	$421	421,453	$—	—	$1,338,280	$(1,860)	$(1,482)	$1,335,445	$9,101	$1,344,546

Balance as of December 31, 2017	$21,300	$63	62,818	$415	415,186	$—	—	$1,112,400	$(121,764)	$2,232	$993,346	$9,748	$1,003,094
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	—	—	25,649	—	25,649	—	25,649
Net (loss) earnings	(89)	—	—	—	—	—	—	—	14,014	—	14,014	(16)	13,998
Other comprehensive loss	(218)	—	—	—	—	—	—	—	—	(1,141)	(1,141)	(92)	(1,233)
Stock-based compensation expense	800	—	—	—	—	—	—	46,159	—	—	46,159	—	46,159
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,598	—	—	—	—	(19,292)	—	—	(19,290)	—	(19,290)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	699	—	—	(1)	—	—	—	—	—
Purchase of redeemable noncontrolling interests	(53)	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(818)	(818)
Adjustment of redeemable noncontrolling interests to fair value	61	—	—	—	—	—	—	(61)	—	—	(61)	—	(61)
Other	39	—	—	—	—	—	—	(267)	—	—	(267)	259	(8)
Balance as of June 30, 2018	$21,840	$65	65,416	$416	415,885	$—	—	$1,138,938	$(82,101)	$1,091	$1,058,409	$9,081	$1,067,490

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$17,085	$13,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	36,802	46,959
Amortization of intangibles	28,252	32,084
Bad debt expense	32,143	20,581
Depreciation	15,795	12,070
Deferred income taxes	(12,407)	(6,416)
Other adjustments, net	3,446	164
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(61,889)	(36,951)
Other assets	10,556	(14,217)
Accounts payable and other liabilities	29,588	(1,673)
Income taxes payable and receivable	269	667
Deferred revenue	3,384	6,389
Net cash provided by operating activities	103,024	73,566
Cash flows from investing activities:
Acquisition, net of cash acquired	(20,341)	—
Capital expenditures	(39,113)	(21,448)
Proceeds from maturities of marketable debt securities	25,000	—
Net proceeds from the sale of a business	23,599	—
Proceeds from sale of fixed assets	—	10,410
Other, net	(103)	—
Net cash used in investing activities	(10,958)	(11,038)
Cash flows from financing activities:
Principal payments on term loan	(6,875)	(6,875)
Principal payments on related party debt	(1,008)	(1,322)
Proceeds from the exercise of stock options	573	2,125
Withholding taxes paid on behalf of employees on net settled stock-based awards	(26,245)	(21,439)
Distribution to IAC pursuant to the tax sharing agreement	(11,355)	—
Purchase of noncontrolling interests	—	(871)
Other, net	(3,732)	39
Net cash used in financing activities	(48,642)	(28,343)
Total cash provided	43,424	34,185
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	157	(111)
Net increase in cash, cash equivalents, and restricted cash	43,581	34,074
Cash, cash equivalents, and restricted cash at beginning of period	338,821	221,521
Cash, cash equivalents, and restricted cash at end of period	$382,402	$255,595
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
ANGI Homeservices Inc. connects quality home service pros across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 250,000 domestic service professionals find work through ANGI Homeservices, and consumers turn to at least one of our brands to find a pro for more than 20 million projects each year. We’ve established category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair.
At June 30, 2019, IAC owned 83.1% and 98.0% of the economic and voting interest, respectively, of ANGI Homeservices.
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
For the purpose of these financial statements, income taxes have been computed as if ANGI Homeservices filed on a standalone, separate tax return basis. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement between the Company and IAC and the current tax provision computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital and as financing activities within the statement of cash flows.
In management's opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the recoverability of goodwill and indefinite-lived intangible assets;

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company's disaggregated revenue disclosures are presented in "Note 9—Segment Information."
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2018 are $61.4 million and $0.5 million, respectively. During the six months ended June 30, 2019, the Company recognized $50.5 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current and non-current deferred revenue balances at June 30, 2019 are $65.3 million and $0.2 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
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
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the customer relationship period is greater than one year is $38.4 million and $38.8 million at June 30, 2019 and December 31, 2018, respectively.
Recent Accounting Pronouncements
Accounting Pronouncement Adopted by the Company
Adoption of ASU No. 2016-02, Leases (Topic 842)
The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASC 842") effective January 1, 2019. ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.
The adoption of ASC 842 resulted in the recognition of $69.4 million of right-of-use assets ("ROU assets") and related lease liabilities as of January 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s consolidated statement of operations and consolidated statement of cash flows.
The Company adopted ASC 842 prospectively and, therefore, did not revise comparative period information or disclosure. In addition, the Company elected the package of practical expedients permitted under ASC 842.
See "Note 2—Leases" for additional information on the adoption of ASC 842.
Accounting Pronouncement Not Yet Adopted by the Company

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable.  ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses.  The provisions of ASU No. 2016-13 are effective for reporting periods beginning after December 15, 2019.  Upon adoption, ASU No. 2016-13 will be applied using the modified retrospective approach with a cumulative-effect adjustment to retained earnings recognized as of the date of initial application.  The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 will have on its consolidated financial statements.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—LEASES
The Company leases office space and equipment used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company's incremental borrowing rate on the lease commencement date or January 1, 2019 for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less ("short-term leases") are not recorded on the accompanying consolidated balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Balance Sheet Classification	June 30, 2019
		(In thousands)
Assets:
Right-of-use assets	Right-of-use assets	$103,997

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	12,809
Long-term lease liabilities	Other long-term liabilities	119,982
Total lease liabilities		$132,791

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Lease Cost	Income Statement Classification	Three Months Ended June 30, 3019	Six Months Ended June 30, 3019
		(In thousands)
Fixed lease cost	Cost of revenue	$47	$47
Fixed lease cost	Selling and marketing expense	2,519	4,430
Fixed lease cost	General and administrative expense	2,263	4,048
Fixed lease cost	Product development expense	282	582
Total fixed lease cost (a)		5,111	9,107
Variable lease cost	Selling and marketing expense	366	670
Variable lease cost	General and administrative expense	140	331
Variable lease cost	Product development expense	25	55
Total variable lease cost		531	1,056
Net lease cost		$5,642	$10,163
________________________
(a) Includes approximately $0.4 million and $0.6 million of short-term lease cost and $0.5 million and $0.5 million of sublease income for the three and six months ended June 30, 2019, respectively.
Maturities of lease liabilities as of June 30, 2019 (in thousands)(b):

Remainder of 2019	$8,325
2020	21,718
2021	21,463
2022	20,517
2023	19,505
After 2023	79,654
Total	171,182
Less: Interest	38,391
Present value of lease liabilities	$132,791
________________________
(b)    Lease payments exclude $0.7 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate as of June 30, 2019:

Remaining lease term	8.1 years
Discount rate	6.06%

	Three Months Ended June 30, 2019	Six Months Ended June 30, 3019
	(In thousands)
Other Information:
Right-of-use assets obtained in exchange for lease liabilities	$23,622	$51,484
Cash paid for amounts included in the measurement of lease liabilities	$3,768	$8,521

NOTE 3—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax provision/benefit have been computed for the Company on an as if

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

standalone, separate return basis and payments to and refunds from IAC for the Company's share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital and as financing activities within the statement of cash flows.
At the end of each interim period, the Company estimates the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.
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
For the three months ended June 30, 2019, the Company recorded an income tax provision of $2.3 million, which represents an effective income tax rate of 24% and is higher than the statutory rate of 21% due primarily to unbenefited foreign losses and state taxes, partially offset by excess tax benefits generated by the exercise and vesting of stock-based awards. For the six months ended June 30, 2019, the Company recorded an income tax benefit of $12.0 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the three and six months ended June 30, 2018, the Company recorded income tax benefits, despite pre-tax income, of $1.8 million and $5.7 million, respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the HomeAdvisor business. The statute of limitations for the years 2010 through 2012 has been extended to July 31, 2020 and the statute of limitations for the years 2013 through 2015 has been extended to December 31, 2020. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2019 and December 31, 2018, unrecognized tax benefits, including interest, are $2.6 million and $2.4 million, respectively. At June 30, 2019 and December 31, 2018, $2.3 million and $2.2 million, respectively, was included in unrecognized tax positions for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at June 30, 2019 are subsequently recognized, the income tax provision would be reduced by $2.5 million. The comparable

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

amount as of December 31, 2018 is $2.4 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.0 million due to potential settlements, which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of June 30, 2019, the Company has a U.S. gross deferred tax asset of $128.3 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $33.6 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $94.7 million will be utilized based on forecasts of future taxable income.
NOTE 4—BUSINESS COMBINATION
On October 19, 2018, the Company acquired 100% of Handy Technologies, Inc. ("Handy"), a leading platform in the United States for connecting individuals looking for household services. The Company's purchase accounting is not yet complete, including the determination of purchase price, the value of the indemnified liabilities and related assets and the allocation of purchase price to the fair value of assets acquired and liabilities assumed. There were no material adjustments recorded during the first six months of 2019 related to purchase accounting and the preliminary values will be finalized no later than the fourth quarter of 2019.
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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands, except per share data)
Revenue	$301,988	$563,892
Net earnings attributable to ANGI Homeservices Inc. shareholders	$20,565	$9,842
Basic earnings per share attributable to ANGI Homeservices Inc. shareholders	$0.04	$0.02
Diluted earnings per share attributable to ANGI Homeservices Inc. shareholders	$0.04	$0.02

NOTE 5—FINANCIAL INSTRUMENTS
Marketable Debt Securities
The Company did not hold any available-for sale marketable debt securities at June 30, 2019.
At December 31, 2018, current available-for-sale marketable debt securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$24,947	$1	$(1)	$24,947
Total available-for-sale marketable debt securities	$24,947	$1	$(1)	$24,947

For the six months ended June 30, 2019, proceeds from maturities of available-for-sale marketable debt securities were $25.0 million. The specific-identification method is used to determine the cost of available-for-sale marketable debt securities

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. There were no gross realized gains or losses from the maturities of available-for-sale marketable debt securities for the three and six months ended June 30, 2019. The Company did not hold any available-for-sale marketable debt securities prior to the third quarter of 2018.
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

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$228,402	$—	$—	$228,402
Treasury discount notes	—	12,495	—	12,495
Commercial paper	—	15,983	—	15,983
Time deposits	—	30,000	—	30,000
Total	$228,402	$58,478	$—	$286,880

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,681)	$(13,750)	$(12,753)
Long-term debt, net (a)	(238,357)	(239,422)	(244,971)	(229,556)
Long-term debt—related party	—	—	(1,015)	(1,092)
_________________

(a)	At June 30, 2019 and December 31, 2018, the carrying value of long-term debt, net includes unamortized debt issuance costs of $2.3 million and $2.5 million, respectively.
At June 30, 2019 and December 31, 2018, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. The fair value of long-term debt—related party was based on Level 3 inputs and was estimated by discounting the future cash flows based on current market conditions.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands)
Term Loan due November 5, 2023	$254,375	$261,250
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,268	2,529
Total long-term debt, net	$238,357	$244,971

See "Note 12—Related Party Transactions with IAC" for a description of long-term debt—related party.
Term Loan and Credit Facility
At June 30, 2019 and December 31, 2018, the outstanding balance of the five-year term loan facility ("Term Loan") was $254.4 million and $261.3 million, respectively. At both June 30, 2019 and December 31, 2018, the Term Loan bears interest at LIBOR plus 1.50%. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio. The interest rate was 4.00% and 3.98% at June 30, 2019 and December 31, 2018, respectively. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due.
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
On November 5, 2018, the Company entered into a five-year $250 million revolving credit facility (the "Credit Facility"). At June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio most recently reported and is 25 basis points at both June 30, 2019 and December 31, 2018. Borrowings under the Credit Facility bear interest, at the Company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on the Company's consolidated net leverage ratio. The financial and other covenants are the same as those for the Term Loan.
The Term Loan and Credit Facility are guaranteed by the Company's wholly-owned material domestic subsidiaries and are secured by substantially all assets of the Company and the guarantors, subject to certain exceptions.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Three Months Ended June 30, 2019
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at April 1	$(191)	$(191)
Other comprehensive loss	(1,291)	(1,291)
Balance at June 30	$(1,482)	$(1,482)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2018
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at April 1	$6,224	$6,224
Other comprehensive loss before reclassifications	(4,942)	(4,942)
Amounts reclassified to earnings	(191)	(191)
Net current period other comprehensive loss	(5,133)	(5,133)
Balance at June 30	$1,091	$1,091

	Six Months Ended June 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(1,864)	$3	$(1,861)
Other comprehensive income (loss)	382	(3)	379
Balance at June 30	$(1,482)	$—	$(1,482)

	Six Months Ended June 30, 2018
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$2,232	$2,232
Other comprehensive loss before reclassifications	(1,089)	(1,089)
Amounts reclassified to earnings	(52)	(52)
Net current period other comprehensive loss	(1,141)	(1,141)
Balance at June 30	$1,091	$1,091

The amount reclassified out of foreign currency translation adjustment into earnings for the three and six months ended June 30, 2018 relate to the liquidation of an international subsidiary.
At both June 30, 2019 and 2018, there was no tax benefit or provision on the accumulated other comprehensive (loss) income.
NOTE 8—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to ANGI Homeservices shareholders:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$7,234	$7,234	$23,023	$23,023
Net earnings attributable to noncontrolling interests	(266)	(266)	(124)	(124)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$6,968	$6,968	$22,899	$22,899

Denominator:
Weighted average basic shares outstanding	506,725	506,725	480,618	480,618
Dilutive securities (a) (b)	—	13,904	—	28,145
Denominator for earnings per share—weighted average shares	506,725	520,629	480,618	508,763

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Earnings per share	$0.01	$0.01	$0.05	$0.05

	Six Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$17,085	$17,085	$13,909	$13,909
Net (earnings) loss attributable to noncontrolling interests	(148)	(148)	105	105
Net earnings attributable to ANGI Homeservices Inc. shareholders	$16,937	$16,937	$14,014	$14,014

Denominator:
Weighted average basic shares outstanding	505,548	505,548	479,470	479,470
Dilutive securities (a) (b)	—	16,313	—	27,544
Denominator for earnings per share—weighted average shares	505,548	521,861	479,470	507,014

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Earnings per share	$0.03	$0.03	$0.03	$0.03
________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock appreciation rights, stock options and subsidiary denominated equity and vesting of restricted stock units. For both the three and six months ended June 30, 2019, 4.2 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2018, 0.1 million and 0.3 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon vesting of PSUs are included in the denominator for earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2019, 2.8 million shares underlying PSUs were excluded from the calculation of diluted earnings per share because the performance condition(s) had not been met. For both the three and six months ended June 30, 2018, 1.3 million shares underlying PSUs were excluded from the calculation of diluted earnings per share because the performance condition(s) had not been met.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services or products offered or the target market.
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
North America	$324,400	$277,505	$606,394	$513,531
Europe	19,496	17,317	40,945	36,602
Total	$343,896	$294,822	$647,339	$550,133

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
North America
Marketplace:
Consumer connection revenue(a)	$241,236	$187,172	$442,818	$336,232
Membership subscription revenue	16,485	16,565	33,002	32,192
Other revenue	1,807	998	3,633	1,919
Total Marketplace revenue	259,528	204,735	479,453	370,343
Advertising & Other revenue(b)	64,872	72,770	126,941	143,188
Total North America revenue	324,400	277,505	606,394	513,531
Europe
Consumer connection revenue	15,232	12,496	32,355	26,863
Membership subscription revenue	3,613	4,517	7,355	9,188
Advertising and other revenue	651	304	1,235	551
Total Europe revenue	19,496	17,317	40,945	36,602
Total revenue	$343,896	$294,822	$647,339	$550,133
________________________

(a)	Includes fees paid by HomeAdvisor service professionals for consumer matches and revenue from completed jobs sourced through the Handy platform.

(b)
Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars, Fixd Repair and Felix. Felix was sold on December 31, 2018 and its revenue for the three and six months ended June 30, 2018 was $10.0 million and $18.5 million, respectively.

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenue
United States	$320,701	$274,785	$599,179	$508,260
All other countries	23,195	20,037	48,160	41,873
Total	$343,896	$294,822	$647,339	$550,133

	June 30, 2019	December 31, 2018
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$93,748	$65,510
All other countries	6,135	5,349
Total	$99,883	$70,859

The following tables present operating income (loss) and Adjusted EBTIDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Operating Income (Loss):
North America	$12,473	$26,110	$13,215	$20,745
Europe	(1,070)	(2,848)	(5,453)	(8,239)
Total	$11,403	$23,262	$7,762	$12,506

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Adjusted EBITDA(c):
North America	$51,606	$68,088	$91,295	$107,693
Europe	$(174)	$(1,109)	$(2,684)	$(4,074)
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile operating income (loss) to Adjusted EBITDA for the Company’s reportable segments:

	Three Months Ended June 30, 2019
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$12,473	$17,387	$8,227	$13,519	$51,606
Europe	(1,070)	$133	$569	$194	$(174)
Operating income	11,403
Interest expense—third party	(2,963)
Interest expense—related party	—
Other income, net	1,047
Earnings before income taxes	9,487
Income tax provision	(2,253)
Net earnings	7,234
Net earnings attributable to noncontrolling interests	(266)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$6,968

	Three Months Ended June 30, 2018
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$26,110	$21,821	$5,354	$14,803	$68,088
Europe	(2,848)	$232	$532	$975	$(1,109)
Operating income	23,262
Interest expense—third party	(3,011)
Interest expense—related party	(34)
Other income, net	1,053
Earnings before income taxes	21,270
Income tax benefit	1,753
Net earnings	23,023
Net earnings attributable to noncontrolling interests	(124)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$22,899

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2019
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$13,215	$36,459	$14,434	$27,187	$91,295
Europe	(5,453)	$343	$1,361	$1,065	$(2,684)
Operating loss	7,762
Interest expense—third party	(5,957)
Interest expense—related party	(16)
Other income, net	3,334
Earnings before income taxes	5,123
Income tax benefit	11,962
Net earnings	17,085
Net earnings attributable to noncontrolling interests	(148)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$16,937

	Six Months Ended June 30, 2018
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$20,745	$46,396	$10,928	$29,624	$107,693
Europe	(8,239)	$563	$1,142	$2,460	$(4,074)
Operating income	12,506
Interest expense—third party	(5,665)
Interest expense—related party	(79)
Other income, net	1,409
Earnings before income taxes	8,171
Income tax benefit	5,738
Net earnings	13,909
Net loss attributable to noncontrolling interests	105
Net earnings attributable to ANGI Homeservices Inc. shareholders	$14,014

NOTE 10—CONSOLIDATED FINANCIAL STATEMENT DETAILS

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$380,563	$336,984
Restricted cash included in other current assets	1,419	1,417
Restricted cash included in other non-current assets	420	420
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$382,402	$338,821

Restricted cash at June 30, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
NOTE 11—CONTINGENCIES
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
NOTE 12—RELATED PARTY TRANSACTIONS WITH IAC
The Company and IAC entered into certain agreements to govern our relationship following the combination of IAC's HomeAdvisor business and Angie's List, Inc. on September 29, 2017 (the "Combination"). These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
For the three and six months ended June 30, 2019 and 2018, the Company was charged $1.3 million and $2.7 million; and $1.2 million and $2.7 million, respectively, by IAC for services rendered pursuant to the services agreement, which were paid in full by the Company at June 30, 2019 and 2018, respectively. At December 31, 2018, the Company had an outstanding receivable due from IAC of $0.1 million, pursuant to the services agreement. This amount was deducted from the charges due to IAC pursuant to the services agreement discussed above during the first quarter of 2019.
At June 30, 2019 and December 31, 2018, the Company had outstanding payables of $0.7 million and $12.1 million due to IAC pursuant to the tax sharing agreement, which is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. During the first quarter of 2019, $11.4 million was paid to IAC pursuant to this agreement.
For the three and six months ended June 30, 2019, less than 0.1 million and 0.3 million shares, respectively, of ANGI Homeservices Class B common stock were issued to IAC, respectively, pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees. There were no shares issued to IAC pursuant to the employee matters agreement for the three months ended June 30, 2018. For the six months ended June 30, 2018, 0.7 million shares of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also subleases office space to IAC and charged IAC $0.5 million of rent for both the three and six months ended June 30, 2019.  There were no outstanding amounts due from IAC at June 30, 2019 pursuant to two sublease agreements.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
ANGI Homeservices Inc. ("ANGI Homeservices," the "Company," "ANGI," "we," "our," or "us") connects quality home service pros across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 250,000 domestic service professionals find work through ANGI Homeservices, and consumers turn to at least one of our brands to find a pro for more than 20 million projects each year. We’ve established category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair.
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

Operating Costs and Expenses:

•
Cost of revenue - consists primarily of credit card processing fees, compensation expense and other employee-related costs at Fixd Repair for service work performed, hosting fees and traffic acquisition costs. Traffic acquisition costs include amounts based on revenue share arrangements, which relate to Felix for periods prior to its sale.

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

Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to ANGI Homeservices Inc. shareholders to operating income to consolidated Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018.
The Combination
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List, Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At June 30, 2019, IAC owned 83.1% and 98.0% of the economic and voting interest, respectively, of ANGI Homeservices.
During the three and six months ended June 30, 2019, the Company incurred $8.2 million and $17.8 million, respectively, in stock-based compensation expense related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. The comparable amounts incurred by the Company during the three and six months ended June 30, 2018 were $16.7 million and $35.8 million, respectively. Stock-based compensation expense arising from the Combination is expected to be approximately $15 million for the remainder of 2019 and $20 million in 2020.
2019 Developments
On January 25, 2019, the Company completed the acquisition of Fixd Repair, a home warranty and service company.
Second Quarter 2019 and Year to Date June 2019 Consolidated Results
For the three months ended June 30, 2019:

•
Revenue increased $49.1 million, or 17%, which was primarily driven by Marketplace Revenue growth of $54.8 million, or 27%, and growth in Europe of $2.2 million, or 13%, partially offset by a decrease of $7.9 million, or 11%, in Advertising & Other Revenue driven principally by the sale of Felix on December 31, 2018.

•
Operating income decreased $11.9 million, or 51%, due primarily to a decrease in Adjusted EBITDA of $15.5 million described below, and an increase of $2.9 million in depreciation, partially offset by decreases of $4.5 million in stock-based compensation expense and $2.1 million in amortization of intangibles. The decrease in stock-based compensation expense was due primarily to a decrease of $8.5 million in modification and acceleration charges related to the Combination ($8.2 million in 2019 compared to $16.7 million in 2018), partially offset by $2.7 million of expense related to new awards issued in connection with the acquisitions of Handy (acquired on October 19, 2018) and Fixd Repair and the issuance of new equity awards since 2018. The decrease in amortization of intangibles was due primarily to lower expense from the Combination, partially offset by an increase in amortization expense related to the acquisition of Handy.

•
Adjusted EBITDA decreased 23% to $51.4 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $6.7 million in bad debt expense due, in part, to higher Marketplace Revenue, and investments in Handy and Fixd Repair, partially offset by the inclusion in 2018 of $2.6 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration related costs).

For the six months ended June 30, 2019:

•
Revenue increased $97.2 million, or 18%, which was primarily driven by Marketplace Revenue growth of $109.1 million, or 29%, and growth in Europe of $4.3 million, or 12%, partially offset by a decrease of $16.2 million, or 11%, in Advertising & Other Revenue driven principally by the sale of Felix.

•
Operating income decreased $4.7 million, or 38%, due primarily to a decrease in Adjusted EBITDA of $15.0 million described below, and an increase of $3.7 million in depreciation, partially offset by decreases of $10.2 million in stock-based compensation expense and $3.8 million in amortization of intangibles. The decrease in stock-based compensation expense was due primarily to a decrease of $18.1 million in modification and acceleration charges related to the Combination ($17.8 million in 2019 compared to $35.8 million in 2018), partially offset by $5.7 million of expense related to new awards issued in connection with the acquisitions of Handy and Fixd Repair and the issuance of new equity awards since 2018. The decrease in amortization of intangibles was due primarily to the factors described above in the three-month discussion.

•
Adjusted EBITDA decreased 14% to $88.6 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $11.6 million in bad debt expense due, in part, to higher Marketplace Revenue, and investments in Handy and Fixd Repair, partially offset by the inclusion in 2018 of $7.9 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration related costs).

Results of Operations for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$241,236	$54,064	29%	$187,172	$442,818	$106,586	32%	$336,232
Membership subscription revenue	16,485	(80)	NM	16,565	33,002	810	3%	32,192
Other revenue	1,807	809	81%	998	3,633	1,714	89%	1,919
Total Marketplace Revenue	259,528	54,793	27%	204,735	479,453	109,110	29%	370,343
Advertising & Other Revenue	64,872	(7,898)	(11)%	72,770	126,941	(16,247)	(11)%	143,188
North America	324,400	46,895	17%	277,505	606,394	92,863	18%	513,531
Europe	19,496	2,179	13%	17,317	40,945	4,343	12%	36,602
Total Revenue	$343,896	$49,074	17%	$294,822	$647,339	$97,206	18%	$550,133

Percentage of Total Revenue:
North America	94%			94%	94%			93%
Europe	6%			6%	6%			7%
Total Revenue	100%			100%	100%			100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	Change	% Change	2018	2019	$ Change	% Change	2018
	(Amounts in thousands)
Operating metrics:
Marketplace Service Requests	7,925	1,126	17%	6,799	13,722	1,893	16%	11,829
Marketplace Paying SPs	223	22	11%	202
Advertising Service Professionals	36	(2)	(6)%	39
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018
North America revenue increased $46.9 million, or 17%, driven by an increase in Marketplace Revenue of $54.8 million, or 27%, partially offset by a decrease of $7.9 million, or 11%, in Advertising & Other Revenue. The increase in Marketplace Revenue was due to an increase in consumer connection revenue of $54.1 million, or 29%, which was driven by a 17% increase in Marketplace Service Requests to 7.9 million, including the contribution from Handy. The decrease in Advertising & Other Revenue was driven principally by the sale of Felix on December 31, 2018.
Europe revenue grew $2.2 million, or 13%, due to growth across several regions, partially offset by the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro and British Pound.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018
North America revenue increased $92.9 million, or 18%, driven by an increase in Marketplace Revenue of $109.1 million or 29%, partially offset by a decrease of $16.2 million, or 11%, in Advertising & Other Revenue. The increase in Marketplace Revenue was due to an increase in consumer connection revenue of $106.6 million, or 32%, which was driven by a 16% increase in Marketplace Service Requests to 13.7 million, including the contribution from Handy. The decrease in Advertising & Other Revenue was driven principally by the sale of Felix.
Europe revenue grew $4.3 million, or 12%, due to growth across several regions, partially offset by the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro and British Pound.

Cost of revenue (exclusive of depreciation shown separately below)
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$10,722	$(3,981)	(27)%	$14,703
As a percentage of revenue	3%			5%
North America cost of revenue decreased $4.0 million, or 28%, due primarily to a decrease of $6.6 million in traffic acquisition costs due to the sale of Felix, partially offset by $1.9 million of expense from the inclusion of Handy and Fixd Repair and an increase of $1.0 million in credit card processing fees due to higher Marketplace Revenue.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$20,733	$(7,565)	(27)%	$28,298
As a percentage of revenue	3%			5%
North America cost of revenue decreased $7.6 million, or 28%, due primarily to a decrease of $12.2 million in traffic acquisition costs due to the sale of Felix, partially offset by $4.1 million of expense from the inclusion of Handy and Fixd Repair and an increase of $1.4 million in credit card processing fees due to higher Marketplace Revenue.
Selling and marketing expense
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$196,167	$54,324	38%	$141,843
As a percentage of revenue	57%			48%
North America selling and marketing expense increased $54.3 million, or 41%, driven by an increase in advertising expense of $38.3 million, expense of $8.8 million from the inclusion of Handy and Fixd Repair, and increases in compensation expense of $6.2 million and facilities costs of $1.2 million. The increase in advertising expense was due primarily to increased investments in online marketing and television spend. Efficiency of online marketing spend was negatively impacted by traffic sourced through Google. Service requests from free search engine traffic were down from the prior year, while service requests from paid search engine marketing efforts were up, and were considerably more expensive than the prior year. We expect this trend to continue for the near-term. Compensation expense increased due primarily to growth in the sales force.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$371,469	$91,694	33%	$279,775
As a percentage of revenue	57%			51%

North America selling and marketing expense increased $90.2 million, or 35%, driven by an increase in advertising expense of $62.6 million, expense of $14.1 million from the inclusion of Handy and Fixd Repair, and increases in compensation expense of $12.0 million and facilities costs of $1.4 million. The increase in advertising expense was due primarily to increased investments in online marketing and television spend. Compensation expense increased due primarily to growth in the sales force.
Europe selling and marketing expense increased $1.5 million, or 7%, driven by an increase in advertising expense of $2.5 million, partially offset by a decrease in compensation expense of $0.8 million.
General and administrative expense
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$88,013	$8,325	10%	$79,688
As a percentage of revenue	26%			27%
North America general and administrative expense increased $7.2 million, or 10%, due primarily to expense of $7.3 million from the inclusion of Handy and Fixd Repair, which includes $2.5 million of stock-based compensation expense related to new awards issued in connection with these acquisitions, an increase of $6.2 million in bad debt expense due, in part, to higher Marketplace Revenue, and increases of $1.1 million in facilities costs and $0.8 million in software license and maintenance costs, partially offset by a decrease in compensation expense of $6.1 million and the inclusion in 2018 of $0.8 million in integration-related costs in connection with the Combination. The decrease in compensation expense was due primarily to a decrease of $7.0 million in stock-based compensation expense, partially offset by an increase in headcount resulting from existing business growth. The decrease in stock-based compensation expense reflects a decrease of $8.1 million in expense due to the modification and acceleration charges related to the Combination ($6.7 million in 2019 compared to $14.8 million in 2018), partially offset by the issuance of new equity awards since 2018.
Europe general and administrative expense increased $1.1 million, or 18%, due primarily to increases in bad debt expense of $0.5 million and facilities costs of $0.2 million, partially offset by lower stock-based compensation expense.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$172,442	$16,484	11%	$155,958
As a percentage of revenue	27%			28%
North America general and administrative expense increased $15.8 million, or 11%, due primarily to expense of $14.8 million from the inclusion of Handy and Fixd Repair, which includes $5.0 million of stock-based compensation expense related to new awards issued in connection with these acquisitions, an increase of $10.9 million in bad debt expense due, in part, to higher Marketplace Revenue, and increases of $1.4 million in software license and maintenance costs and $1.3 million in facilities costs, partially offset by a decrease in compensation expense of $12.3 million and the inclusion in 2018 of $3.3 million in integration-related costs in connection with the Combination. The decrease in compensation expense was due primarily to a decrease of $15.1 million in stock-based compensation expense, partially offset by an increase in headcount resulting from existing business growth. The decrease in stock-based compensation expense reflects a decrease of $16.9 million in expense due to the modification and acceleration charges related to the Combination ($14.7 million in 2019 compared to $31.5 million in 2018), partially offset by the issuance of new equity awards since 2018.
Europe general and administrative expense increased $0.7 million, or 5%, due primarily to increases in bad debt expense of $0.7 million and compensation expense of $0.3 million due, in part, to increased headcount, partially offset by lower stock-based compensation expense.

Product development expense
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$15,082	$1,420	10%	$13,662
As a percentage of revenue	4%			5%
North America product development expense increased $1.4 million, or 13%, due primarily to $1.5 million of expense from the inclusion of Handy.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$30,886	$1,444	5%	$29,442
As a percentage of revenue	5%			5%
North America product development expense increased $0.9 million, or 4%, due primarily to $3.1 million of expense from the inclusion of Handy, partially offset by decreases in compensation expense of $1.2 million, software license and maintenance costs of $0.8 million and facilities costs of $0.2 million.
Europe product development expense increased $0.5 million, or 11%, due primarily to increases of $0.3 million in compensation expense due, in part, to increased headcount, and facilities costs of $0.2 million.
Depreciation
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$8,796	$2,910	49%	$5,886
As a percentage of revenue	3%			2%
North America depreciation increased $2.9 million, or 54%, due primarily to continued growth, including internally developed capitalized software and leasehold improvements.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$15,795	$3,725	31%	$12,070
As a percentage of revenue	2%			2%
North America depreciation increased $3.5 million, or 32%, due primarily to the factors described above in the three-month discussion. Europe depreciation increased $0.2 million, or 19%.

Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
North America	$12,473	$(13,637)	(52)%	$26,110	$13,215	$(7,530)	(36)%	$20,745
Europe	(1,070)	1,778	62%	(2,848)	(5,453)	2,786	34%	(8,239)
Total	$11,403	$(11,859)	(51)%	$23,262	$7,762	$(4,744)	(38)%	$12,506

As a percentage of revenue	3%			8%	1%			2%
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018
North America operating income decreased $13.6 million, due to the decrease in Adjusted EBITDA of $16.5 million described below, and an increase of $2.9 million in depreciation, partially offset by decreases of $4.4 million in stock-based compensation expense and $1.3 million in amortization of intangibles. The decrease in stock-based compensation expense was due primarily to a decrease of $8.5 million in modification and acceleration charges related to the Combination ($8.2 million in 2019 compared to $16.7 million in 2018), partially offset by $2.7 million of expense related to new awards issued in connection with the acquisitions of Handy and Fixd Repair and the issuance of new equity awards since 2018. The decrease in amortization of intangibles was due primarily to lower expense from the Combination, partially offset by an increase in amortization expense related to the acquisition of Handy.
Europe operating loss decreased $1.8 million, or 62%, due primarily to the decrease in Adjusted EBITDA loss of $0.9 million described below, and decreases of $0.8 million in amortization of intangibles and $0.1 million in stock-based compensation expense.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018
North America operating income decreased $7.5 million, due to the decrease in Adjusted EBITDA of $16.4 million described below, and an increase of $3.5 million in depreciation, partially offset by decreases of $9.9 million in stock-based compensation expense and $2.4 million in amortization of intangibles. The decrease in stock-based compensation expense was due primarily to a decrease of $18.1 million in modification and acceleration charges related to the Combination ($17.8 million in 2019 compared to $35.8 million in 2018), partially offset by $5.7 million of expense related to new awards issued in connection with the acquisitions of Handy and Fixd Repair and the issuance of new equity awards since 2018. The decrease in amortization of intangibles was due primarily to the factors described above in the three-month discussion.
Europe operating loss decreased $2.8 million, or 34%, due primarily to the decrease in Adjusted EBITDA loss of $1.4 million described below, and decreases of $1.4 million in amortization of intangibles and $0.2 million in stock-based compensation expense, partially offset by an increase of $0.2 million in depreciation.
At June 30, 2019, there is $133.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
North America	$51,606	$(16,482)	(24)%	$68,088	$91,295	$(16,398)	(15)%	$107,693
Europe	(174)	935	84%	(1,109)	(2,684)	1,390	34%	(4,074)
Total	$51,432	$(15,547)	(23)%	$66,979	$88,611	$(15,008)	(14)%	$103,619

As a percentage of revenue	15%			23%	14%			19%

For a reconciliation of net earnings attributable to ANGI Homeservices Inc. shareholders to operating income to consolidated Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 9—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018
North America Adjusted EBITDA decreased $16.5 million to $51.6 million, despite higher revenue, due to higher selling and marketing expense as a percentage of revenue, an increase of $6.2 million in bad debt expense, due, in part, to higher Marketplace Revenue, and investments in Handy and Fixd Repair, partially offset by the inclusion in 2018 of $2.6 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration-related costs).
Europe Adjusted EBITDA loss decreased $0.9 million, or 84%, due primarily to the increase of $2.2 million in revenue, partially offset by increases in advertising expense of $0.8 million and bad debt expense of $0.5 million.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018
North America Adjusted EBITDA decreased $16.4 million to $91.3 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $10.9 million in bad debt expense, due, in part, to higher Marketplace Revenue, and investments in Handy and Fixd Repair, partially offset by the inclusion in 2018 of $7.9 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration-related costs).
Europe Adjusted EBITDA loss decreased $1.4 million, or 34%, due primarily to the increase of $4.3 million in revenue, partially offset by an increase in advertising expense of $2.5 million.
Interest expense

Interest expense—third party relates to interest on a five-year term loan, which is due on November 5, 2023, and commitment fees on an undrawn five-year revolving credit facility of $250 million, which commenced on November 5, 2018.
Interest expense—related party includes interest on a loan from a foreign subsidiary of IAC, which was settled during the first quarter of 2019.
For a detailed description of long-term debt, net and long-term debt—related party, see "Note 6—Long-term Debt" and "Note 12—Related Party Transactions with IAC," respectively, to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense—third party	$2,963	$(48)	(2)%	$3,011
Interest expense—related party	$—	$(34)	NM	$34
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense—third party	$5,957	$292	5%	$5,665
Interest expense—related party	$16	$(63)	(80)%	$79

Other income, net
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income, net	$1,047	$(6)	(1)%	$1,053
Other income, net in 2019 principally includes third party interest income of $2.2 million, partially offset by a $1.1 million mark-to-market charge for an indemnification claim related to the Handy acquisition that will be settled in ANGI shares held in escrow.
Other income, net in 2018 principally includes third party interest income of $0.9 million.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income, net	$3,334	$1,925	137%	$1,409
Other income, net in 2019 principally includes third party interest income of $4.3 million and net foreign currency exchange gains of $0.3 million, partially offset by a $1.1 million mark-to-market charge for an indemnification claim related to the Handy acquisition that will be settled in ANGI shares held in escrow.
Other income, net in 2018 includes third party interest income of $1.6 million, partially offset by net foreign currency exchange losses of $0.2 million.
Income tax (provision) benefit
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax (provision) benefit	$(2,253)	$(4,006)	NM	$1,753
Effective income tax rate	24%			NM
The income tax provision in 2019 is $2.3 million, which represents and effective income tax rate of 24%, which is higher than the statutory rate of 21% due primarily to unbenefited foreign losses and state taxes, partially offset by excess tax benefits generated by the exercise and vesting of stock-based awards.
The 2018 income tax benefit, despite pre-tax income, was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax benefit	$11,962	$6,224	108%	$5,738
Effective income tax rate	NM			NM

The 2019 and 2018 income tax benefits were due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For further details of income tax matters, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."

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
The following table reconciles net earnings attributable to ANGI Homeservices Inc. shareholders to operating income to consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$6,968	$22,899	$16,937	$14,014
Add back:
Net earnings (loss) attributable to noncontrolling interests	266	124	148	(105)
Income tax provision (benefit)	2,253	(1,753)	(11,962)	(5,738)
Other income, net	(1,047)	(1,053)	(3,334)	(1,409)
Interest expense—related party	—	34	16	79
Interest expense—third party	2,963	3,011	5,957	5,665
Operating income	11,403	23,262	7,762	12,506
Stock-based compensation expense	17,520	22,053	36,802	46,959
Depreciation	8,796	5,886	15,795	12,070
Amortization of intangibles	13,713	15,778	28,252	32,084
Adjusted EBITDA	$51,432	$66,979	$88,611	$103,619
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 9—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents:
United States	$370,057	$328,795
All other countries (a)	10,506	8,189
Total cash and cash equivalents	380,563	336,984
Marketable securities (United States)	—	24,947
Total cash and cash equivalents and marketable securities	$380,563	$361,931

Long-term debt
Term Loan due November 5, 2023	$254,375	$261,250
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,268	2,529
Total long-term debt, net	$238,357	$244,971

Long-term debt—related party	$—	$1,015
Total long-term debt—related party	$—	$1,015
________________________

(a)	If needed for U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 6—Long-term Debt" and for a detailed description of long-term debt—related party, see "Note 12—Related Party Transactions with IAC" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$103,024	$73,566
Investing activities	(10,958)	(11,038)
Financing activities	(48,642)	(28,343)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, bad debt expense, amortization of intangibles, depreciation, and deferred income taxes.
2019
Adjustments to earnings consist primarily of $36.8 million of stock-based compensation expense, $32.1 million of bad debt expense, $28.3 million of amortization of intangibles, and $15.8 million of depreciation, partially offset by $12.4 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $61.9 million, partially offset by an increase in accounts payable and other liabilities of $29.6 million, and a decrease in other assets of $10.6 million. The increase in accounts receivable is primarily due to revenue growth in North America and the timing of cash receipts. The increase in accounts payable and other liabilities is primarily due to an increase in accrued advertising and related payables. The decrease in other assets is due, in part, to a decrease in prepaid marketing.
Net cash used in investing activities includes capital expenditures of $39.1 million, primarily related to investments in the development of capitalized software to support the Company's products and services and leasehold improvements, $20.3 million of cash principally related to the acquisition of Fixd Repair, partially offset by $25.0 million of proceeds from maturities of marketable debt securities, and $23.6 million of net proceeds from the December 31, 2018 sale of Felix.
Net cash used in financing activities includes $26.2 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, an $11.4 million distribution to IAC pursuant to the tax sharing agreement, and $6.9 million of principal payments on the Term Loan.
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
Liquidity and capital resources
On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility ("Term Loan"). On November 5, 2018, the Term Loan was amended and restated, and is now due on November 5, 2023. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. At June 30, 2019, the Term Loan bears interest at LIBOR plus 1.50%, or 4.00%. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio.
On November 5, 2018, the Company entered into a five-year $250 million revolving credit facility (the "Credit Facility"). At June 30, 2019, there were no outstanding borrowings under the Credit Facility.
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
On February 6, 2019, the Board of Directors of ANGI Homeservices authorized the Company to repurchase up to 15 million shares of its common stock. All shares remain in its repurchase authorization. ANGI may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors ANGI management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at the Company's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on August 2, 2019 were net settled on that date, ANGI would have issued 9.1 million Class A shares (either to award holders or to IAC as reimbursement) and ANGI would have remitted $122.6 million in cash for withholding taxes (assuming a 50% withholding rate). The Company's cash withholding obligation on all other ANGI net settled awards outstanding on August 2, 2019 is $42.7 million (assuming a 50% withholding rate), which is the equivalent of 3.2 million shares.
The Company currently settles all stock options on a net basis. Assuming all stock options outstanding on August 2, 2019, were net settled on that date, the Company would have issued 0.1 million common shares (of which 0.1 million is related to vested options and less than 0.1 million is related to unvested options) and would have remitted $1.6 million (of which $0.9 million is related to vested options and $0.7 million is related to unvested options) in cash for withholding taxes (assuming a 50% withholding rate).
Prior to the Combination, IAC issued a number of IAC denominated PSUs to certain ANGI employees. Vesting of the PSUs is contingent upon ANGI's performance. These awards are settled in shares of IAC common stock. ANGI reimburses IAC, at IAC's option, in either cash or through the issuance of Class B shares to IAC. Assuming all of the PSUs outstanding on August 2, 2019 were net settled on that date, ANGI would have issued 1.0 million Class B shares to IAC as reimbursement and ANGI would have remitted $13.4 million in cash for withholding taxes (assuming a 50% withholding rate).
The Company believes its existing cash, cash equivalents, available borrowings under the Credit Facility and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for any stock-based awards that may be net settled, and investing and other commitments, for the foreseeable future. The Company's 2019 capital expenditures are expected to be higher than 2018 capital expenditures of $47.0 million by approximately 60% to 70%, due primarily to higher capital expenditures related to the development of capitalized software to support the Company's products and services and leasehold improvements. The Company's liquidity could be negatively affected by a decrease in demand for its products and services.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if its leverage ratio (as defined in the Credit Facility and Term Loan) exceeds the ratios set forth in the Term Loan. There were no such limitations at June 30, 2019.
At June 30, 2019, IAC held all Class B shares of ANGI, which represent 83.1% of the economic interest and 98.0% of the voting interest of ANGI. As a result, IAC has the ability to control ANGI’s financing activities, including the issuance of additional debt and equity securities by ANGI or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI’s capital stock and its representation on the ANGI board of directors. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS
At June 30, 2019, there have been no material changes to the Company's contractual obligations and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2019, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Service Professional Class Action Litigation against HomeAdvisor
This purported class action pending in Colorado is described in detail on page 24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and page 38 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019. See Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849 and Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, both filed in U.S. District Court in Colorado and consolidated under the caption In re HomeAdvisor, Inc. Litigation. This lawsuit alleges that our HomeAdvisor business engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads or failing to disclose certain charges. There have been no material or otherwise noteworthy developments in this case since the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.

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
Pursuant to the Employee Matters Agreement, 417 shares of Class B common stock were issued to IAC on June 30, 2019 as reimbursement for shares of IAC common stock issued in connection with the settlement of awards denominated in shares of certain ANGI subsidiaries held by our employees during the quarter ended June 30, 2019. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended June 30, 2019. As of that date, 15,000,000 shares of ANGI Class A common stock remained available for repurchase under the Company's previously announced February 2019 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors ANGI management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 5.  Other Information
On August 7, 2019, IAC disclosed its intention to explore the possibility of a distribution of its equity interest in ANGI Homeservices to IAC's shareholders, and that no decisions have been made as to the details of, or whether to pursue or consummate, such transaction.
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.2	Amended and Restated Bylaws of ANGI Homeservices Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.1	Employment Agreement between Oisin Hanrahan and ANGI Homeservices Inc., dated as of June 26, 2019. (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101.INS	Inline XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation (1)
101.DEF	Inline XBRL Taxonomy Extension Definition (1)
101.LAB	Inline XBRL Taxonomy Extension Labels (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 8, 2019
ANGI Homeservices Inc.

		By:	/s/ JAMIE COHEN
Jamie Cohen
Chief Financial Officer

Signature	Title	Date

/s/ JAMIE COHEN	Chief Financial Officer	August 8, 2019
Jamie Cohen