Form 10-Q
period 2019-09-30
ANGI Homeservices Inc.
filed 2019-11-07
CIK 1705110

As filed with the Securities and Exchange Commission on November 7, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 1, 2019, the following shares of the registrant's common stock were outstanding:

Class A Common Stock	81,230,434
Class B Common Stock	421,569,641
Class C Common Stock	—
Total outstanding Common Stock	502,800,075

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$402,914	$336,984
Marketable securities	—	24,947
Accounts receivable, net of allowance and reserves of $21,507 and $16,603, respectively	44,045	27,263
Other current assets	62,524	84,933
Total current assets	509,483	474,127

Right-of-use assets	101,270	—
Property and equipment, net of accumulated depreciation and amortization of $57,502 and $36,473, respectively	101,972	70,859
Goodwill	882,144	894,709
Intangible assets, net of accumulated amortization of $127,792 and $85,589, respectively	264,310	304,295
Deferred income taxes	75,881	40,837
Other non-current assets	8,940	23,200
TOTAL ASSETS	$1,944,000	$1,808,027

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable	25,485	20,083
Deferred revenue	64,832	61,417
Accrued expenses and other current liabilities	127,165	105,987
Total current liabilities	231,232	201,237

Long-term debt, net	235,246	244,971
Long-term debt—related party	—	1,015
Deferred income taxes	3,312	3,808
Other long-term liabilities	119,760	16,846

Redeemable noncontrolling interests	21,999	18,163

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 86,075 and 80,515 shares, respectively, and outstanding 81,922 and 80,515 shares, respectively	86	81
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 421,570 and 421,118 shares issued and outstanding	422	421
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,344,956	1,333,097
Retained earnings (accumulated deficit)	16,139	(18,797)
Accumulated other comprehensive loss	(4,163)	(1,861)
Treasury stock, 4,153 and no shares, respectively	(34,157)	—
Total ANGI Homeservices Inc. shareholders' equity	1,323,283	1,312,941
Noncontrolling interests	9,168	9,046
Total shareholders' equity	1,332,451	1,321,987
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,944,000	$1,808,027
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenue	$357,358	$303,116	$1,004,697	$853,249
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	13,312	14,015	34,045	42,313
Selling and marketing expense	195,542	136,412	567,011	416,187
General and administrative expense	82,344	82,154	254,786	238,112
Product development expense	16,021	15,309	46,907	44,751
Depreciation	11,244	6,100	27,039	18,170
Amortization of intangibles	14,169	15,611	42,421	47,695
Total operating costs and expenses	332,632	269,601	972,209	807,228
Operating income	24,726	33,515	32,488	46,021
Interest expense—third party	(3,007)	(3,132)	(8,964)	(8,797)
Interest expense—related party	—	(23)	(16)	(102)
Other income, net	1,505	1,566	4,839	2,975
Earnings before income taxes	23,224	31,926	28,347	40,097
Income tax (provision) benefit	(4,900)	(5,140)	7,062	598
Net earnings	18,324	26,786	35,409	40,695
Net earnings attributable to noncontrolling interests	(325)	(169)	(473)	(64)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$17,999	$26,617	$34,936	$40,631

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Basic earnings per share	$0.04	$0.06	$0.07	$0.08
Diluted earnings per share	$0.04	$0.05	$0.07	$0.08

Stock-based compensation expense by function:
Cost of revenue	$—	$—	$—	$—
Selling and marketing expense	796	868	2,801	2,526
General and administrative expense	6,375	19,326	37,124	60,331
Product development expense	1,613	2,280	5,661	6,576
Total stock-based compensation expense	$8,784	$22,474	$45,586	$69,433

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net earnings	$18,324	$26,786	$35,409	$40,695
Other comprehensive loss:
Change in foreign currency translation adjustment	(3,071)	(177)	(2,880)	(1,628)
Change in unrealized gains and losses on available-for-sale debt securities	—	(3)	(3)	(3)
Total other comprehensive loss	(3,071)	(180)	(2,883)	(1,631)
Comprehensive income	15,253	26,606	32,526	39,064
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(325)	(169)	(473)	(64)
Change in foreign currency translation adjustment attributable to noncontrolling interests	390	367	581	677
Comprehensive loss attributable to noncontrolling interests	65	198	108	613
Comprehensive income attributable to ANGI Homeservices Inc. shareholders	$15,318	$26,804	$32,634	$39,677

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended September 30, 2019 and 2018
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of June 30, 2019	$23,421	$86	85,803	$421	421,453	$—	—	$1,338,280	$(1,860)	$(1,482)	$—	$1,335,445	$9,101	$1,344,546
Net earnings	233	—	—	—	—	—	—	—	17,999	—	—	17,999	92	18,091
Other comprehensive loss	(365)	—	—	—	—	—	—	—	—	(2,681)	—	(2,681)	(25)	(2,706)
Stock-based compensation expense	36	—	—	—	—	—	—	8,748	—	—	—	8,748	—	8,748
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	272	—	—	—	—	(2,357)	—	—	—	(2,357)	—	(2,357)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	117	—	—	(971)	—	—	—	(970)	—	(970)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(34,157)	(34,157)	—	(34,157)
Purchase of redeemable noncontrolling interests	(71)	—	—	—	—	—	—		—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(1,255)	—	—	—	—	—	—	1,255	—	—	—	1,255	—	1,255
Other	—	—	—	—	—	—	—	1	—	—	—	1	—	1
Balance as of September 30, 2019	$21,999	$86	86,075	$422	421,570	$—	—	$1,344,956	$16,139	$(4,163)	$(34,157)	$1,323,283	$9,168	$1,332,451

Balance as of June 30, 2018	$21,840	$65	65,416	$416	415,885	$—	—	$1,138,938	$(82,101)	$1,091	$—	$1,058,409	$9,081	$1,067,490
Net (loss) earnings	(53)	—	—	—	—	—	—	—	26,617	—	—	26,617	222	26,839
Other comprehensive (loss) income	(372)	—	—	—	—	—	—	—	—	187	—	187	5	192
Stock-based compensation expense	284	—	—	—	—	—	—	22,190	—	—	—	22,190	—	22,190
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	657	—	—	—	—	(4,253)	—	—	—	(4,252)	—	(4,252)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	19	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(418)	(418)
Adjustment of redeemable noncontrolling interests to fair value	243	—	—	—	—	—	—	(243)	—	—	—	(243)	—	(243)
Other	—	—	—	—	—	—	—	(146)	—	—	—	(146)	124	(22)
Balance as of September 30, 2018	$21,942	$66	66,073	$416	415,904	$—	—	$1,156,486	$(55,484)	$1,278	$—	$1,102,762	$9,014	$1,111,776

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2019 and 2018
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2018	$18,163	$81	80,515	$421	421,118	$—	—	$1,333,097	$(18,797)	$(1,861)	$—	$1,312,941	$9,046	$1,321,987
Net earnings	284	—	—	—	—	—	—	—	34,936	—	—	34,936	189	35,125
Other comprehensive loss	(514)	—	—	—	—	—	—	—	—	(2,302)	—	(2,302)	(67)	(2,369)
Stock-based compensation expense	113	—	—	—	—	—	—	45,473	—	—	—	45,473	—	45,473
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	5	5,560	—	—	—	—	(27,805)	—	—	—	(27,800)	—	(27,800)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	452	—	—	(1,766)	—	—	—	(1,765)	—	(1,765)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(34,157)	(34,157)	—	(34,157)
Purchase of redeemable noncontrolling interest	(71)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,024	—	—	—	—	—	—	(4,024)	—	—	—	(4,024)	—	(4,024)
Other	—	—	—	—	—	—	—	(19)	—	—	—	(19)	—	(19)
Balance as of September 30, 2019	$21,999	$86	86,075	$422	421,570	$—	—	$1,344,956	$16,139	$(4,163)	$(34,157)	$1,323,283	$9,168	$1,332,451

Balance as of December 31, 2017	$21,300	$63	62,818	$415	415,186	$—	—	$1,112,400	$(121,764)	$2,232	$—	$993,346	$9,748	$1,003,094
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	—	—	25,649	—	—	25,649	—	25,649
Net (loss) earnings	(142)	—	—	—	—	—	—	—	40,631	—	—	40,631	206	40,837
Other comprehensive loss	(590)	—	—	—	—	—	—	—	—	(954)	—	(954)	(87)	(1,041)
Stock-based compensation expense	1,084	—	—	—	—	—	—	68,349	—	—	—	68,349	—	68,349
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	3,255	—	—	—	—	(23,545)	—	—	—	(23,542)	—	(23,542)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	718	—	—	(1)	—	—	—	—	—	—
Purchase of noncontrolling interests	(53)	—	—	—	—	—	—	—	—	—	—	—	(1,236)	(1,236)
Adjustment of redeemable noncontrolling interests to fair value	304	—	—	—	—	—	—	(304)	—	—	—	(304)	—	(304)
Other	39	—	—	—	—	—	—	(413)	—	—	—	(413)	383	(30)
Balance as of September 30, 2018	$21,942	$66	66,073	$416	415,904	$—	—	$1,156,486	$(55,484)	$1,278	$—	$1,102,762	$9,014	$1,111,776

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$35,409	$40,695
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	45,586	69,433
Amortization of intangibles	42,421	47,695
Bad debt expense	49,294	34,844
Depreciation	27,039	18,170
Deferred income taxes	(8,294)	(2,041)
Other adjustments, net	6,371	(107)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(66,596)	(52,021)
Other assets	15,701	(19,040)
Accounts payable and other liabilities	30,609	11,303
Income taxes payable and receivable	1,628	1,402
Deferred revenue	2,916	3,378
Net cash provided by operating activities	182,084	153,711
Cash flows from investing activities:
Acquisition, net of cash acquired	(20,341)	—
Capital expenditures	(54,801)	(32,886)
Proceeds from maturities of marketable debt securities	25,000	—
Purchases of marketable debt securities	—	(34,816)
Net proceeds from the sale of a business	23,615	—
Proceeds from sale of fixed assets	—	10,412
Other, net	(103)	—
Net cash used in investing activities	(26,630)	(57,290)
Cash flows from financing activities:
Principal payments on term loan	(10,313)	(10,313)
Principal payments on related party debt	(1,008)	(1,904)
Purchase of treasury stock	(33,979)	—
Proceeds from the exercise of stock options	573	2,876
Withholding taxes paid on behalf of employees on net settled stock-based awards	(30,039)	(27,206)
Distribution to IAC pursuant to the tax sharing agreement	(11,355)	—
Purchase of noncontrolling interests	(71)	(1,289)
Other, net	(3,732)	39
Net cash used in financing activities	(89,924)	(37,797)
Total cash provided	65,530	58,624
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	387	(223)
Net increase in cash, cash equivalents, and restricted cash	65,917	58,401
Cash, cash equivalents, and restricted cash at beginning of period	338,821	221,521
Cash, cash equivalents, and restricted cash at end of period	$404,738	$279,922
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
At September 30, 2019, IAC owned 83.7% and 98.1% of the economic and voting interest, respectively, of ANGI Homeservices.
The Company has two operating segments (i) North America (United States and Canada), which includes HomeAdvisor, Angie's List, Handy, mHelpDesk, HomeStars, Fixd Repair and Felix, for periods prior to its sale on December 31, 2018, and (ii) Europe, which includes Travaux, MyHammer, My Builder, Werkspot and Instapro.
As used herein, "ANGI Homeservices," the "Company," "ANGI," "we," "our" or "us" and similar terms refer to ANGI Homeservices Inc. and its subsidiaries (unless the context requires otherwise).
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to our customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 9—Segment Information."
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2018 are $61.4 million and $0.5 million, respectively. During the nine months ended September 30, 2019, the Company recognized $58.5 million of revenue that was included in the deferred revenue balance as of December 31, 2018. During the nine months ended September 30, 2018, the Company recognized $58.0 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The current and non-current deferred revenue balances at September 30, 2019 are $64.8 million and $0.2 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
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
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the customer relationship period is greater than one year is $40.4 million and $38.8 million at September 30, 2019 and December 31, 2018, respectively.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounting Pronouncement Not Yet Adopted by the Company
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable.  ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses.  The provisions of ASU No. 2016-13 are effective for reporting periods beginning after December 15, 2019.  Upon adoption, ASU No. 2016-13 will be applied using the modified retrospective approach with a cumulative-effect adjustment to retained earnings recognized as of the date of initial application.  The adoption of ASU No. 2016-13 is not expected to have a material effect on the Company's consolidated financial statements.
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

Leases	Balance Sheet Classification	September 30, 2019
		(In thousands)
Assets:
Right-of-use assets	Right-of-use assets	$101,270

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	12,265
Long-term lease liabilities	Other long-term liabilities	118,679
Total lease liabilities		$130,944

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Lease Cost	Income Statement Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
		(In thousands)
Fixed lease cost	Cost of revenue	$80	$127
Fixed lease cost	Selling and marketing expense	2,374	6,804
Fixed lease cost	General and administrative expense	1,919	5,967
Fixed lease cost	Product development expense	404	986
Total fixed lease cost (a)		4,777	13,884
Variable lease cost	Selling and marketing expense	337	1,007
Variable lease cost	General and administrative expense	197	528
Variable lease cost	Product development expense	54	109
Total variable lease cost		588	1,644
Net lease cost		$5,365	$15,528
________________________
(a) Includes less than $0.1 million and $0.7 million of short-term lease cost and $0.5 million and $1.0 million of sublease income for the three and nine months ended September 30, 2019, respectively.
Maturities of lease liabilities as of September 30, 2019 (in thousands) (b):

Remainder of 2019	$3,307
2020	21,313
2021	22,025
2022	21,032
2023	19,844
After 2023	79,994
Total	167,515
Less: Interest	36,571
Present value of lease liabilities	$130,944
________________________

(b)	Lease payments exclude $6.0 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate as of September 30, 2019:

Remaining lease term	7.9 years
Discount rate	6.05%

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Other Information:
Right-of-use assets obtained in exchange for lease liabilities	$1,633	$53,117
Cash paid for amounts included in the measurement of lease liabilities	$4,139	$12,660

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax provision/benefit have been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company's share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital and as financing activities within the statement of cash flows.
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
For the three months ended September 30, 2019, the Company recorded an income tax provision of $4.9 million, which represents an effective income tax rate of 21%. The effective income tax rate approximates the statutory rate of 21% due primarily to unbenefited foreign losses and state taxes, offset by research credits and excess tax benefits generated by the exercise and vesting of stock-based awards. For the nine months ended September 30, 2019, the Company recorded an income tax benefit, despite pre-tax income, of $7.1 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the three months ended September 30, 2018, the Company recorded an income tax provision of $5.1 million, which represents an effective income tax rate of 16%. The effective income tax rate is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the nine months ended September 30, 2018, the Company recorded an income tax benefit, despite pre-tax income, of $0.6 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At September 30, 2019 and December 31, 2018, unrecognized tax benefits, including interest, are $3.5 million and $2.4 million, respectively. At September 30, 2019 and December 31, 2018, $2.7 million and $2.1 million, respectively, was included in unrecognized tax positions for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at September 30, 2019 are subsequently recognized, the income tax provision would be reduced by $3.4 million. The comparable amount as of December 31, 2018 is $2.4 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.4 million by September 30, 2020 due to potential settlements, which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of September 30, 2019, the Company has a United States ("U.S.") gross deferred tax asset of $151.4 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $33.6 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $117.8 million will be utilized based on forecasts of future taxable income.
NOTE 4—BUSINESS COMBINATION
On October 19, 2018, the Company acquired 100% of Handy Technologies, Inc. ("Handy"), a leading platform in the U.S. for connecting individuals looking for household services. The Company's purchase accounting is substantially complete; there were no material adjustments recorded during the first nine months of 2019 related to purchase accounting, with the exception of the allocation of approximately $27.2 million to pre-acquisition net operating losses, which reduced goodwill by the same amount. Purchase accounting will be finalized in the fourth quarter of 2019.
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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands, except per share data)
Revenue	$310,992	$874,884
Net earnings attributable to ANGI Homeservices Inc. shareholders	$25,787	$35,629
Basic earnings per share attributable to ANGI Homeservices Inc. shareholders	$0.05	$0.07
Diluted earnings per share attributable to ANGI Homeservices Inc. shareholders	$0.05	$0.07

NOTE 5—FINANCIAL INSTRUMENTS
Marketable Debt Securities
The Company did not hold any available-for sale marketable debt securities at September 30, 2019.
At December 31, 2018, current available-for-sale marketable debt securities were as follows:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$24,947	$1	$(1)	$24,947
Total available-for-sale marketable debt securities	$24,947	$1	$(1)	$24,947

For the nine months ended September 30, 2019, proceeds from maturities of available-for-sale marketable debt securities were $25.0 million. There were no proceeds from maturities of available-for-sale marketable debt securities for the three and nine months ended September 30, 2018. The specific-identification method is used to determine the cost of available-for-sale marketable debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. There were no gross realized gains or losses from the sales of available-for-sale marketable debt securities for the three and nine months ended September 30, 2019 and 2018.
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

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$102,196	$—	$—	$102,196
Treasury discount notes	—	174,967	—	174,967
Time deposits	—	25,000	—	25,000
Total	$102,196	$199,967	$—	$302,163

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
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	September 30, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,681)	$(13,750)	$(12,753)
Long-term debt, net (a)	(235,246)	(236,002)	(244,971)	(229,556)
Long-term debt—related party	—	—	(1,015)	(1,092)
_________________

(a)	At September 30, 2019 and December 31, 2018, the carrying value of long-term debt, net includes unamortized debt issuance costs of $1.9 million and $2.5 million, respectively.
At September 30, 2019 and December 31, 2018, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. The fair value of long-term debt—related party was based on Level 3 inputs and was estimated by discounting the future cash flows based on current market conditions.
NOTE 6—LONG-TERM DEBT
At September 30, 2019 and December 31, 2018, long-term debt consists of:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands)
Term Loan due November 5, 2023	$250,938	$261,250
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,942	2,529
Total long-term debt, net	$235,246	$244,971

See "Note 12—Related Party Transactions with IAC" for a description of long-term debt—related party.
Term Loan and Credit Facility
At September 30, 2019 and December 31, 2018, the outstanding balance of the term loan ("Term Loan") was $250.9 million and $261.3 million, respectively. At both September 30, 2019 and December 31, 2018, the Term Loan bears interest at LIBOR plus 1.50%. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio. The interest rate was 3.53% and 3.98% at September 30, 2019 and December 31, 2018, respectively. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due.
The Term Loan requires the Company to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement). The Term Loan also contains covenants that would limit the Company's ability to pay dividends, make distributions or repurchase its stock in the event a default has occurred or its consolidated net leverage ratio exceeds 4.25 to 1.0. There are additional covenants under the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
On November 5, 2018, the Company entered into a five-year $250 million revolving credit facility (the "Credit Facility"). At September 30, 2019 and December 31, 2018, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio most recently reported and is 25 basis points at both September 30, 2019 and December 31, 2018. Borrowings under the Credit Facility bear interest, at the Company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on the Company's consolidated net leverage ratio. The financial and other covenants are the same as those for the Term Loan.
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
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Three Months Ended September 30, 2019
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1	$(1,482)	$(1,482)
Other comprehensive loss	(2,681)	(2,681)
Balance at September 30	$(4,163)	$(4,163)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Income
	(In thousands)
Balance at July 1	$1,091	$—	$1,091
Other comprehensive income (loss)	190	(3)	187
Balance at September 30	$1,281	$(3)	$1,278

	Nine Months Ended September 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(1,864)	$3	$(1,861)
Other comprehensive loss	(2,299)	(3)	(2,302)
Balance at September 30	$(4,163)	$—	$(4,163)

	Nine Months Ended September 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$2,232	$—	$2,232
Other comprehensive loss before reclassifications	(899)	(3)	(902)
Amounts reclassified to earnings	(52)	—	(52)
Net current period other comprehensive loss	(951)	(3)	(954)
Balance at September 30	$1,281	$(3)	$1,278

The amount reclassified out of foreign currency translation adjustment into earnings for the nine months ended September 30, 2018 relates to the liquidation of an international subsidiary.
At both September 30, 2019 and 2018, there was no tax benefit or provision on the accumulated other comprehensive (loss) income.
NOTE 8—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to ANGI Homeservices shareholders:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$18,324	$18,324	$26,786	$26,786
Net earnings attributable to noncontrolling interests	(325)	(325)	(169)	(169)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$17,999	$17,999	$26,617	$26,617

Denominator:
Weighted average basic shares outstanding	505,836	505,836	481,570	481,570
Dilutive securities (a) (b)	—	6,241	—	39,269
Denominator for earnings per share—weighted average shares	505,836	512,077	481,570	520,839

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Earnings per share	$0.04	$0.04	$0.06	$0.05

	Nine Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$35,409	$35,409	$40,695	$40,695
Net earnings attributable to noncontrolling interests	(473)	(473)	(64)	(64)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$34,936	$34,936	$40,631	$40,631

Denominator:
Weighted average basic shares outstanding	505,661	505,661	480,178	480,178
Dilutive securities (a) (b)	—	12,955	—	31,452
Denominator for earnings per share—weighted average shares	505,661	518,616	480,178	511,630

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Earnings per share	$0.07	$0.07	$0.08	$0.08
________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock appreciation rights, stock options and subsidiary denominated equity and vesting of restricted stock units. For the three and nine months ended September 30, 2019, 6.4 million and 6.0 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2018, 0.2 million and 0.3 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Performance-based stock units ("PSUs") and market-based awards are considered contingently issuable shares. Shares issuable upon exercise or vesting of PSUs and market-based awards are included in the denominator for earnings per share if (i) the applicable performance or market condition(s) has been met and (ii) the inclusion of the PSUs and market-based awards is dilutive for the respective reporting periods. For both three and nine months ended September 30, 2019, 4.8 million shares underlying PSUs and market-based awards were excluded from the calculation of diluted earnings per share because the performance or market conditions had not been met. For both the three and nine months ended September 30,

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2018, 1.2 million shares underlying PSUs were excluded from the calculation of diluted earnings per share because the performance conditions had not been met.
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
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
North America	$339,144	$286,594	$945,538	$800,125
Europe	18,214	16,522	59,159	53,124
Total	$357,358	$303,116	$1,004,697	$853,249
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
North America
Marketplace:
Consumer connection revenue(a)	$252,552	$195,065	$695,370	$531,297
Membership subscription revenue	16,237	17,034	49,239	49,226
Other revenue	1,727	950	5,360	2,869
Total Marketplace revenue	270,516	213,049	749,969	583,392
Advertising & Other revenue(b)	68,628	73,545	195,569	216,733
Total North America revenue	339,144	286,594	945,538	800,125
Europe
Consumer connection revenue	14,125	12,022	46,480	38,885
Membership subscription revenue	3,465	4,217	10,820	13,405
Advertising and other revenue	624	283	1,859	834
Total Europe revenue	18,214	16,522	59,159	53,124
Total revenue	$357,358	$303,116	$1,004,697	$853,249
________________________

(a)	Includes fees paid by service professionals for consumer matches and revenue from completed jobs sourced through the HomeAdvisor and Handy platforms.

(b)
Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars, Fixd Repair and Felix. Felix was sold on December 31, 2018 and its revenue for the three and nine months ended September 30, 2018 was $10.2 million and $28.7 million, respectively.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenue
United States	$335,230	$283,672	$934,409	$791,932
All other countries	22,128	19,444	70,288	61,317
Total	$357,358	$303,116	$1,004,697	$853,249

	September 30, 2019	December 31, 2018
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$95,466	$65,510
All other countries	6,506	5,349
Total	$101,972	$70,859

The following tables present operating income (loss) and Adjusted EBTIDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Operating Income (Loss):
North America	$27,194	$36,117	$40,409	$56,862
Europe	(2,468)	(2,602)	(7,921)	(10,841)
Total	$24,726	$33,515	$32,488	$46,021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Adjusted EBITDA(c):
North America	$60,509	$78,613	$151,804	$186,306
Europe	$(1,586)	$(913)	$(4,270)	$(4,987)
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile operating income (loss) to Adjusted EBITDA for the Company’s reportable segments:

	Three Months Ended September 30, 2019
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$27,194	$8,648	$10,690	$13,977	$60,509
Europe	(2,468)	$136	$554	$192	$(1,586)
Operating income	24,726
Interest expense—third party	(3,007)
Interest expense—related party	—
Other income, net	1,505
Earnings before income taxes	23,224
Income tax provision	(4,900)
Net earnings	18,324
Net earnings attributable to noncontrolling interests	(325)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$17,999

	Three Months Ended September 30, 2018
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$36,117	$22,256	$5,563	$14,677	$78,613
Europe	(2,602)	$218	$537	$934	$(913)
Operating income	33,515
Interest expense—third party	(3,132)
Interest expense—related party	(23)
Other income, net	1,566
Earnings before income taxes	31,926
Income tax provision	(5,140)
Net earnings	26,786
Net earnings attributable to noncontrolling interests	(169)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$26,617

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$40,409	$45,107	$25,124	$41,164	$151,804
Europe	(7,921)	$479	$1,915	$1,257	$(4,270)
Operating income	32,488
Interest expense—third party	(8,964)
Interest expense—related party	(16)
Other income, net	4,839
Earnings before income taxes	28,347
Income tax benefit	7,062
Net earnings	35,409
Net earnings attributable to noncontrolling interests	(473)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$34,936

	Nine Months Ended September 30, 2018
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$56,862	$68,652	$16,491	$44,301	$186,306
Europe	(10,841)	$781	$1,679	$3,394	$(4,987)
Operating income	46,021
Interest expense—third party	(8,797)
Interest expense—related party	(102)
Other income, net	2,975
Earnings before income taxes	40,097
Income tax benefit	598
Net earnings	40,695
Net earnings attributable to noncontrolling interests	(64)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$40,631

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10—CONSOLIDATED FINANCIAL STATEMENT DETAILS
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$402,914	$336,984	$279,489	$221,521
Restricted cash included in other current assets	1,421	1,417	—	—
Restricted cash included in other non-current assets	403	420	433	—
Total cash, cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$404,738	$338,821	$279,922	$221,521

Restricted cash at September 30, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Other income, net	$1,505	$1,566	$4,839	$2,975

For the three months ended September 30, 2019 and 2018
Other income, net in 2019 principally includes third party interest income of $2.1 million and net foreign currency exchange gains of $0.3 million, partially offset by a $0.9 million mark-to-market charge for an indemnification claim related to the Handy acquisition that will be settled in ANGI shares held in escrow.
Other income, net in 2018 principally includes third party interest income of $1.3 million and net foreign currency exchange gains of $0.2 million.
For the nine months ended September 30, 2019 and 2018
Other income, net in 2019 principally includes third party interest income of $6.4 million and net foreign currency exchange gains of $0.6 million, partially offset by a $2.0 million mark-to-market charge for an indemnification claim related to the Handy acquisition that will be settled in ANGI shares held in escrow.
Other income, net in 2018 principally includes third party interest income of $2.9 million.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For the three and nine months ended September 30, 2019 and 2018, the Company was charged $1.0 million and $3.7 million; and $1.7 million and $4.4 million, respectively, by IAC for services rendered pursuant to the services agreement, which were paid in full by the Company at September 30, 2019 and 2018, respectively. At December 31, 2018, the Company had an outstanding receivable due from IAC of $0.1 million, pursuant to the services agreement. This amount was deducted from the charges due to IAC pursuant to the services agreement discussed above during the first quarter of 2019.
At September 30, 2019 and December 31, 2018, the Company had outstanding payables of $0.7 million and $12.1 million due to IAC pursuant to the tax sharing agreement, which is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. During the first quarter of 2019, $11.4 million was paid to IAC pursuant to this agreement.
For the three and nine months ended September 30, 2019, 0.1 million and 0.5 million shares, respectively, of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees. For the three and nine months ended September 30, 2018, less than 0.1 million and 0.7 million shares, respectively, of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement.
The Company subleases office space to IAC and charged IAC $0.5 million and $1.0 million of rent for the three and nine months ended September 30, 2019, respectively. There was an outstanding receivable of less than $0.1 million due from IAC at September 30, 2019 pursuant to sublease agreements.
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
The Company has two operating segments: (i) North America (United States and Canada), which includes HomeAdvisor, Angie's List, Handy, mHelpDesk, HomeStars, Fixd Repair and Felix, for periods prior to its sale on December 31, 2018, and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot and Instapro.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Operating Metrics:
In connection with the management of our businesses, we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our businesses are set forth below:

•
Marketplace Revenue includes revenue from the HomeAdvisor and Handy domestic marketplace, including consumer connection revenue for consumer matches, revenue from completed jobs sourced through the HomeAdvisor and Handy platforms and membership subscription revenue from service professionals. It excludes revenue from Angie's List, mHelpDesk, HomeStars, Fixd Repair and Felix.

•
Advertising & Other Revenue includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk, HomeStars, Fixd Repair (a home warranty and service company acquired on January 25, 2019) and, for periods prior to its sale on December 31, 2018, Felix.

•	Marketplace Service Requests are fully completed and submitted domestic customer service requests to HomeAdvisor and completed jobs sourced through the HomeAdvisor and Handy platforms.

•
Marketplace Paying Service Professionals ("Marketplace Paying SPs") are the number of HomeAdvisor and Handy domestic service professionals that paid for consumer matches or completed a job sourced through the HomeAdvisor and Handy platforms in the last month of the period and/or had an active HomeAdvisor membership subscription on the last day of the relevant period.

•	Advertising Service Professionals ("Advertising SPs") are the total number of Angie’s List service professionals under contract for advertising at the end of the period.
Components of Results of Operations
Revenue
Marketplace Revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and fees from completed jobs sourced through the HomeAdvisor and Handy platforms, and (ii) membership subscription fees paid by HomeAdvisor service professionals. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Advertising & Other Revenue is primarily derived from Angie's List (i) sales of time-based website, mobile and call center advertising to service professionals and (ii) membership subscription fees from consumers.

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

Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to ANGI Homeservices Inc. shareholders to operating income to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018.
The Combination
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List, Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At September 30, 2019, IAC owned 83.7% and 98.1% of the economic and voting interest, respectively, of ANGI Homeservices.
During the three and nine months ended September 30, 2019, the Company incurred $7.5 million and $25.2 million, respectively, in stock-based compensation expense related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. The comparable amounts incurred by the Company during the three and nine months ended September 30, 2018 were $16.0 million and $51.9 million, respectively. Stock-based compensation expense arising from the Combination is expected to be approximately $8 million for the remainder of 2019 and $20 million in 2020.

Third Quarter 2019 and Year to Date September 2019 Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Revenue:
North America	$339,144	$52,550	18%	$286,594	$945,538	$145,413	18%	$800,125
Europe	18,214	1,692	10%	16,522	59,159	6,035	11%	53,124
Total	$357,358	$54,242	18%	$303,116	$1,004,697	$151,448	18%	$853,249

Operating Income (Loss):
North America	$27,194	$(8,923)	(25)%	$36,117	$40,409	$(16,453)	(29)%	$56,862
Europe	(2,468)	134	5%	(2,602)	(7,921)	2,920	27%	(10,841)
Total	$24,726	$(8,789)	(26)%	$33,515	$32,488	$(13,533)	(29)%	$46,021

Adjusted EBITDA:
North America	$60,509	$(18,104)	(23)%	$78,613	$151,804	$(34,502)	(19)%	$186,306
Europe	(1,586)	(673)	(74)%	(913)	(4,270)	717	14%	(4,987)
Total	$58,923	$(18,777)	(24)%	$77,700	$147,534	$(33,785)	(19)%	$181,319
For the three months ended September 30, 2019:

•
Revenue increased $54.2 million, or 18%, driven by growth in North America of $52.5 million, or 18%, and in Europe of $1.7 million, or 10%. North America revenue growth was driven by Marketplace Revenue growth of $57.5 million, or 27%, reflecting, in part, the contribution from Handy, partially offset by a decrease of $4.9 million, or 7%, in Advertising & Other Revenue, driven principally by the sale of Felix on December 31, 2018, partially offset by the contribution from Fixd Repair.

•
Operating income decreased $8.8 million, or 26%, due primarily to a decrease in Adjusted EBITDA of $18.8 million, described below, and an increase of $5.1 million in depreciation, partially offset by decreases of $13.7 million in stock-based compensation expense and $1.4 million in amortization of intangibles. The increase in depreciation was due primarily to the development of capitalized software to support our products and services, as well as leasehold improvements related to additional office space. The decrease in stock-based compensation expense was due primarily to a decrease of $8.6 million in modification and acceleration charges related to the Combination ($7.5 million in 2019 compared to $16.0 million in 2018) and the reversal of $7.6 million in cumulative expense related to certain performance-based awards in the current period that are no longer expected to vest, partially offset by $2.9 million of expense related to awards issued in connection with the acquisitions of Handy (acquired on October 19, 2018) and Fixd Repair (acquired on January 25, 2019) and the issuance of new equity awards since 2018. The decrease in amortization of intangibles was due primarily to lower expense from the Combination and certain intangible assets that became fully amortized in 2019, partially offset by an increase in amortization expense related to the acquisition of Handy.

•
Adjusted EBITDA decreased 24% to $58.9 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, investments in Fixd Repair and Handy and an increase of $2.8 million in bad debt expense due to higher Marketplace Revenue, partially offset by the inclusion in 2018 of $1.3 million in transaction-related costs related to the acquisition of Handy and $1.0 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration related costs).

For the nine months ended September 30, 2019:

•
Revenue increased $151.4 million, or 18%, driven by growth in North America of $145.4 million, or 18%, and in Europe of $6.0 million, or 11%. North America revenue growth was driven by Marketplace Revenue growth of $166.6 million, or 29%, reflecting, in part, the contribution from Handy, partially offset by a decrease of $21.2 million, or 10%, in Advertising & Other Revenue driven principally by the sale of Felix, partially offset by the contribution from Fixd Repair.

•
Operating income decreased $13.5 million, or 29%, due primarily to a decrease in Adjusted EBITDA of $33.8 million, described below, and an increase of $8.9 million in depreciation, partially offset by decreases of $23.8 million in stock-based compensation expense and $5.3 million in amortization of intangibles. The decrease in stock-based compensation expense was due primarily to a decrease of $26.6 million in modification and acceleration charges related to the Combination ($25.2 million in 2019 compared to $51.9 million in 2018) and the reversal of $7.6 million in cumulative expense related to certain performance-based awards in the current period that are no longer expected to vest, partially offset by $8.5 million of expense related to awards issued in connection with the acquisitions of Handy and Fixd Repair and the issuance of new equity awards since 2018. The increase in depreciation and the decrease in amortization of intangibles were due primarily to the factors described above in the three-month discussion.

•
Adjusted EBITDA decreased 19% to $147.5 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $14.4 million in bad debt expense due to higher Marketplace Revenue, and investments in Fixd Repair and Handy, partially offset by the inclusion in 2018 of $8.9 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration related costs) and $1.3 million in transaction-related costs related to the acquisition of Handy.

Results of Operations for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$252,552	$57,487	29%	$195,065	$695,370	$164,073	31%	$531,297
Membership subscription revenue	16,237	(797)	(5)%	17,034	49,239	13	—%	49,226
Other revenue	1,727	777	82%	950	5,360	2,491	87%	2,869
Total Marketplace Revenue	270,516	57,467	27%	213,049	749,969	166,577	29%	583,392
Advertising & Other Revenue	68,628	(4,917)	(7)%	73,545	195,569	(21,164)	(10)%	216,733
North America	339,144	52,550	18%	286,594	945,538	145,413	18%	800,125
Europe	18,214	1,692	10%	16,522	59,159	6,035	11%	53,124
Total Revenue	$357,358	$54,242	18%	$303,116	$1,004,697	$151,448	18%	$853,249

Percentage of Total Revenue:
North America	95%			95%	94%			94%
Europe	5%			5%	6%			6%
Total Revenue	100%			100%	100%			100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	Change	% Change	2018	2019	$ Change	% Change	2018
	(Amounts in thousands)
Operating metrics:
Marketplace Service Requests	7,593	1,188	19%	6,405	21,315	3,081	17%	18,234
Marketplace Paying SPs	226	20	10%	206
Advertising SPs	37	—	(1)%	37
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
North America revenue increased $52.5 million, or 18%, driven by an increase in Marketplace Revenue of $57.5 million, or 27%, partially offset by a decrease of $4.9 million, or 7%, in Advertising & Other Revenue. The increase in Marketplace Revenue was due to an increase in consumer connection revenue of $57.5 million, or 29%, which was driven by a 19% increase in Marketplace Service Requests to 7.6 million, reflecting, in part, the contribution from Handy. The decrease in Advertising & Other Revenue was driven principally by the sale of Felix on December 31, 2018, partially offset by the contribution from Fixd Repair.
Europe revenue grew $1.7 million, or 10%, due to growth across several countries, partially offset by the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro and British Pound.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
North America revenue increased $145.4 million, or 18%, driven by an increase in Marketplace Revenue of $166.6 million or 29%, partially offset by a decrease of $21.2 million, or 10%, in Advertising & Other Revenue. The increase in Marketplace Revenue was due primarily to an increase in consumer connection revenue of $164.1 million, or 31%, which was driven by a 17% increase in Marketplace Service Requests to 21.3 million, reflecting, in part, the contribution from Handy. The decrease in Advertising & Other Revenue was driven principally by the sale of Felix, partially offset by the contribution from Fixd Repair.
Europe revenue grew $6.0 million, or 11%, due to growth across several countries, partially offset by the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro and British Pound.

Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$13,312	$(703)	(5)%	$14,015	$34,045	$(8,268)	(20)%	$42,313
As a percentage of revenue	4%			5%	3%			5%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
North America cost of revenue decreased $0.8 million, or 6%, due primarily to a decrease of $6.5 million in traffic acquisition costs due to the sale of Felix, partially offset by $5.3 million of expense from the inclusion of Fixd Repair and Handy and an increase of $0.8 million in credit card processing fees due to higher Marketplace Revenue.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
North America cost of revenue decreased $8.4 million, or 20%, due primarily to a decrease of $18.7 million in traffic acquisition costs due to the sale of Felix, partially offset by $9.4 million of expense from the inclusion of Fixd Repair and Handy and an increase of $2.2 million in credit card processing fees due to higher Marketplace Revenue.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$195,542	$59,130	43%	$136,412	$567,011	$150,824	36%	$416,187
As a percentage of revenue	55%			45%	56%			49%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
North America selling and marketing expense increased $58.8 million, or 46%, driven by an increase in advertising expense of $43.0 million, expense of $9.7 million from the inclusion of Handy and Fixd Repair, and an increase in compensation expense of $6.3 million. The increase in advertising expense was due primarily to increased online marketing and television spend. The efficiency of online marketing spend was negatively impacted by traffic sourced through Google. Service requests from free search engine traffic declined from the prior year, while service requests from paid search engine marketing increased, and were considerably more expensive than the prior year on average. While we expect this trend to continue for the balance of 2019, we expect the year over year increase in average cost of service requests from paid search engine marketing in 2020 to be more modest due, in part, to changes we recently implemented. Compensation expense increased due primarily to growth in the sales force.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
North America selling and marketing expense increased $149.0 million, or 39%, driven by an increase in advertising expense of $105.6 million, expense of $23.8 million from the inclusion of Handy and Fixd Repair, and an increase in compensation expense of $18.3 million. The increase in advertising expense was due primarily to increased online marketing and television spend. The efficiency of online marketing spend was negatively impacted by traffic sourced through Google as described above in the three-month discussion. Compensation expense increased due primarily to growth in the sales force.
Europe selling and marketing expense increased $1.8 million, or 6%, driven by an increase in advertising expense of $3.3 million, partially offset by a decrease in compensation expense of $1.2 million.

General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$82,344	$190	—%	$82,154	$254,786	$16,674	7%	$238,112
As a percentage of revenue	23%			27%	25%			28%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
North America general and administrative expense decreased $1.3 million, or 2%, due primarily to a decrease in compensation expense of $12.6 million and the inclusion in 2018 of $1.3 million in transaction-related costs related to the acquisition of Handy, partially offset by expense of $7.9 million from the inclusion of Handy and Fixd Repair, which includes $1.7 million of stock-based compensation expense related to awards issued in connection with these acquisitions, an increase of $2.4 million in bad debt expense due to higher Marketplace Revenue, and an increase of $0.9 million in software license and maintenance costs. The decrease in compensation expense was due primarily to a decrease of $14.6 million in stock-based compensation expense, partially offset by an increase in headcount resulting from existing business growth. The decrease in stock-based compensation expense reflects a decrease of $7.5 million in expense due to the modification and acceleration charges related to the Combination ($6.3 million in 2019 compared to $13.8 million in 2018) and the reversal of $7.3 million in cumulative expense related to certain performance-based awards in the current period that are no longer expected to vest, partially offset by the issuance of new equity awards since 2018.
Europe general and administrative expense increased $1.5 million, or 25%, due primarily to $0.7 million related to the recently enacted French digital services tax, which is retroactive to the beginning of 2019, and increases in bad debt expense of $0.5 million and compensation expense of $0.2 million, due, in part, to increased headcount.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
North America general and administrative expense increased $14.6 million, or 7%, due primarily to expense of $22.7 million from the inclusion of Handy and Fixd Repair, which includes $6.8 million of stock-based compensation expense related to awards issued in connection with these acquisitions, an increase of $13.2 million in bad debt expense due to higher Marketplace Revenue, and increases of $2.3 million in software license and maintenance costs and $1.6 million in facilities costs, partially offset by a decrease in compensation expense of $25.0 million, the inclusion in 2018 of $3.6 million in integration-related costs in connection with the Combination and the inclusion in 2018 of transaction-related costs related to the acquisition of Handy of $1.3 million. The decrease in compensation expense was due primarily to a decrease of $29.6 million in stock-based compensation expense, partially offset by an increase in headcount resulting from existing business growth. The decrease in stock-based compensation expense reflects a decrease of $24.4 million in expense due to the modification and acceleration charges related to the Combination ($20.9 million in 2019 compared to $45.3 million in 2018) and the reversal of $7.3 million in cumulative expense related to certain performance-based awards in the current period that are no longer expected to vest, partially offset by the issuance of new equity awards since 2018.
Europe general and administrative expense increased $2.1 million, or 11%, due primarily to increases of $1.2 million in bad debt expense, $0.7 million related to the recently enacted French digital services tax and compensation expense of $0.6 million due, in part, to increased headcount, partially offset by lower stock-based compensation expense.
Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$16,021	$712	5%	$15,309	$46,907	$2,156	5%	$44,751
As a percentage of revenue	4%			5%	5%			5%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
North America product development expense increased $0.3 million, or 3%, due primarily to $1.7 million of expense from the inclusion of Handy, partially offset decreases in compensation expense of $0.6 million and outsourced personnel costs of $0.4 million.

Europe product development expense increased $0.4 million, or 17%, due primarily to an increase of $0.3 million in compensation expense due, in part, to increased headcount.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
North America product development expense increased $1.2 million, or 3%, due primarily to $4.8 million of expense from the inclusion of Handy, partially offset by decreases in compensation expense of $1.8 million, software license and maintenance costs of $0.9 million and outsourced personnel costs of $0.5 million.
Europe product development expense increased $0.9 million, or 13%, due primarily to an increase of $0.6 million in compensation expense due, in part, to increased headcount.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$11,244	$5,144	84%	$6,100	$27,039	$8,869	49%	$18,170
As a percentage of revenue	3%			2%	3%			2%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
North America depreciation increased $5.1 million, or 92%, due primarily to continued growth, including internally developed capitalized software and leasehold improvements.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
North America depreciation increased $8.6 million, or 52%, due primarily to the factors described above in the three-month discussion. Europe depreciation increased $0.2 million, or 14%.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
North America	$27,194	$(8,923)	(25)%	$36,117	$40,409	$(16,453)	(29)%	$56,862
Europe	(2,468)	134	5%	(2,602)	(7,921)	2,920	27%	(10,841)
Total	$24,726	$(8,789)	(26)%	$33,515	$32,488	$(13,533)	(29)%	$46,021

As a percentage of revenue	7%			11%	3%			5%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
North America operating income decreased $8.9 million, due to the decrease in Adjusted EBITDA of $18.1 million, described below, and an increase of $5.1 million in depreciation, partially offset by decreases of $13.6 million in stock-based compensation expense and $0.7 million in amortization of intangibles. The increase in depreciation was due primarily to the development of capitalized software to support our products and services, as well as leasehold improvements related to additional office space. The decrease in stock-based compensation expense was due primarily to a decrease of $8.6 million in modification and acceleration charges related to the Combination ($7.5 million in 2019 compared to $16.0 million in 2018) and the reversal of $7.6 million in cumulative expense related to certain performance-based awards in the current period that are no longer expected to vest, partially offset by $2.9 million of expense related to awards issued in connection with the acquisitions of Handy and Fixd Repair and the issuance of new equity awards since 2018. The decrease in amortization of intangibles was due primarily to lower expense from the Combination, partially offset by an increase in amortization expense related to the acquisition of Handy.

Europe operating loss decreased $0.1 million, or 5%, despite higher Adjusted EBITDA losses of $0.7 million, described below, due primarily to a decrease of $0.7 million in amortization of intangibles due primarily to certain intangible assets that became fully amortized in 2019 and a decrease of $0.1 million in stock-based compensation expense.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
North America operating income decreased $16.5 million, due to the decrease in Adjusted EBITDA of $34.5 million, described below, and an increase of $8.6 million in depreciation, partially offset by decreases of $23.5 million in stock-based compensation expense and $3.1 million in amortization of intangibles. The decrease in stock-based compensation expense was due primarily to a decrease of $26.6 million in modification and acceleration charges related to the Combination ($25.2 million in 2019 compared to $51.9 million in 2018) and the reversal of $7.6 million in cumulative expense related to certain performance-based awards in the current period that are no longer expected to vest, partially offset by $8.5 million of expense related to awards issued in connection with the acquisitions of Handy and Fixd Repair and the issuance of new equity awards since 2018. The increase in depreciation and the decrease in amortization of intangibles were due primarily to the factors described above in the three-month discussion.
Europe operating loss decreased $2.9 million, or 27%, due to the lower Adjusted EBITDA losses of $0.7 million, described below, and decreases of $2.1 million in amortization of intangibles and $0.3 million in stock-based compensation expense, partially offset by an increase of $0.2 million in depreciation. The decrease in amortization of intangibles was due primarily to the factor described above in the three-month discussion.
At September 30, 2019, there is $112.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
North America	$60,509	$(18,104)	(23)%	$78,613	$151,804	$(34,502)	(19)%	$186,306
Europe	(1,586)	(673)	(74)%	(913)	(4,270)	717	14%	(4,987)
Total	$58,923	$(18,777)	(24)%	$77,700	$147,534	$(33,785)	(19)%	$181,319

As a percentage of revenue	16%			26%	15%			21%
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
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
North America Adjusted EBITDA decreased $18.1 million to $60.5 million, despite higher revenue, due to higher selling and marketing expense as a percentage of revenue, an increase of $2.4 million in bad debt expense, due to higher Marketplace Revenue, and investments in Fixd Repair and Handy, partially offset by the inclusion in 2018 of $1.3 million in transaction-related costs related to the acquisition of Handy and $1.0 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration-related costs).
Europe Adjusted EBITDA loss increased $0.7 million, or 74%, despite higher revenue, due primarily to increases in advertising expense of $0.8 million, $0.7 million related to the recently enacted French digital services tax and bad debt expense of $0.5 million.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
North America Adjusted EBITDA decreased $34.5 million to $151.8 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $13.2 million in bad debt expense, due to higher Marketplace Revenue, and investments in Fixd Repair and Handy, partially offset by the inclusion in 2018 of $8.9 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration-related costs) and $1.3 million in transaction-related costs related to the acquisition of Handy.
Europe Adjusted EBITDA loss decreased $0.7 million, or 14%, due primarily to the increase of $6.0 million in revenue, partially offset by increases in advertising expense of $3.3 million, bad debt expense of $1.2 million and $0.7 million related to the recently enacted French digital services tax.
Interest expense
Interest expense—third party relates to interest on a term loan, which is due on November 5, 2023, and commitment fees on an undrawn five-year revolving credit facility of $250 million, which commenced on November 5, 2018.
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
For the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense—third party	$3,007	$(125)	(4)%	$3,132	$8,964	$167	2%	$8,797
Interest expense—related party	$—	$(23)	NM	$23	$16	$(86)	(84)%	$102
Other income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income, net	$1,505	$(61)	(4)%	$1,566	$4,839	$1,864	63%	$2,975
For the three months ended September 30, 2019 and 2018
Other income, net in 2019 principally includes third party interest income of $2.1 million and net foreign currency exchange gains of $0.3 million, partially offset by a $0.9 million mark-to-market charge for an indemnification claim related to the Handy acquisition that will be settled in ANGI shares held in escrow.
Other income, net in 2018 principally includes third party interest income of $1.3 million and net foreign currency exchange gains of $0.2 million.
For the nine months ended September 30, 2019 and 2018
Other income, net in 2019 principally includes third party interest income of $6.4 million and net foreign currency exchange gains of $0.6 million, partially offset by a $2.0 million mark-to-market charge for an indemnification claim related to the Handy acquisition that will be settled in ANGI shares held in escrow.
Other income, net in 2018 principally includes third party interest income of $2.9 million.

Income tax (provision) benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax (provision) benefit	$(4,900)	$240	5%	$(5,140)	$7,062	$6,464	1,081%	$598
Effective income tax rate	21%			16%	NM			NM
For further details of income tax matters, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
The income tax provision in 2019 of $4.9 million, which represents an effective income tax rate of 21%, approximates the statutory rate of 21% due primarily to unbenefited foreign losses and state taxes, offset by research credits and excess tax benefits generated by the exercise and vesting of stock-based awards.
The income tax provision in 2018 of $5.1 million, which represents an effective income tax rate of 16%, is lower than the statutory rate of 21%, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
The income tax benefits in 2019 and 2018, despite pre-tax income, were due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.

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
The following table reconciles net earnings attributable to ANGI Homeservices Inc. shareholders to operating income to consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$17,999	$26,617	$34,936	$40,631
Add back:
Net earnings attributable to noncontrolling interests	325	169	473	64
Income tax provision (benefit)	4,900	5,140	(7,062)	(598)
Other income, net	(1,505)	(1,566)	(4,839)	(2,975)
Interest expense—related party	—	23	16	102
Interest expense—third party	3,007	3,132	8,964	8,797
Operating income	24,726	33,515	32,488	46,021
Stock-based compensation expense	8,784	22,474	45,586	69,433
Depreciation	11,244	6,100	27,039	18,170
Amortization of intangibles	14,169	15,611	42,421	47,695
Adjusted EBITDA	$58,923	$77,700	$147,534	$181,319
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 9—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Non-Cash Expenses That Are Excluded from Adjusted EBITDA
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents:
United States	$390,535	$328,795
All other countries (a)	12,379	8,189
Total cash and cash equivalents	402,914	336,984
Marketable securities (United States)	—	24,947
Total cash and cash equivalents and marketable securities	$402,914	$361,931

Long-term debt
Term Loan due November 5, 2023	$250,938	$261,250
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,942	2,529
Total long-term debt, net	$235,246	$244,971

Long-term debt—related party	$—	$1,015
Total long-term debt—related party	$—	$1,015
________________________

(a)	If needed for U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 6—Long-term Debt" and for a detailed description of long-term debt—related party, see "Note 12—Related Party Transactions with IAC" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$182,084	$153,711
Investing activities	(26,630)	(57,290)
Financing activities	(89,924)	(37,797)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include bad debt expense, stock-based compensation expense, amortization of intangibles, depreciation, and deferred income taxes.
2019
Adjustments to earnings consist primarily of $49.3 million of bad debt expense, $45.6 million of stock-based compensation expense, $42.4 million of amortization of intangibles, and $27.0 million of depreciation, partially offset by $8.3 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $66.6 million, partially offset by an increase in accounts payable and other liabilities of $30.6 million, and a decrease in other assets of $15.7 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in accounts payable and other liabilities is primarily due to an increase in accrued advertising and related payables. The decrease in other assets is due, in part, to a receipt of tenant improvement allowances.
Net cash used in investing activities includes capital expenditures of $54.8 million, primarily related to investments in the development of capitalized software to support the Company's products and services and leasehold improvements, $20.3 million of cash principally related to the acquisition of Fixd Repair, partially offset by $25.0 million of proceeds from maturities of marketable debt securities, and $23.6 million of net proceeds from the December 31, 2018 sale of Felix.
Net cash used in financing activities includes $34.0 million for the repurchase of 4.1 million shares of ANGI common stock, on a settlement date basis, at an average price of $8.23 per share, $30.0 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, an $11.4 million distribution to IAC pursuant to the tax sharing agreement, and $10.3 million of principal payments on the Term Loan.
2018
Adjustments to earnings consist primarily of $69.4 million of stock-based compensation expense, $47.7 million of amortization of intangibles, $34.8 million of bad debt expense and $18.2 million of depreciation. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $52.0 million and an increase in other assets of $19.0 million, partially offset by an increase in accounts payable and other liabilities of $11.3 million. The increase in accounts receivable is due primarily to revenue growth in North America. The increase in other assets is due to increases in capitalized sales commissions and prepaid marketing. The increase in accounts payable and other liabilities is due to an increase in deferred rent in connection with the expansion of office space and an increase in accrued advertising.
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
Liquidity and capital resources
On November 1, 2017, the Company borrowed $275 million under a term loan facility ("Term Loan"). On November 5, 2018, the Term Loan was amended and restated, and is now due on November 5, 2023. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. At September 30, 2019, the Term Loan bears interest at LIBOR plus 1.50%, or 3.53%. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio.
On November 5, 2018, the Company entered into a five-year $250 million revolving credit facility (the "Credit Facility"). At September 30, 2019, there were no outstanding borrowings under the Credit Facility.
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
On February 6, 2019, the Board of Directors of ANGI Homeservices authorized the Company to repurchase up to 15 million shares of its common stock. During the nine months ended September 30, 2019, the Company repurchased 4.2 million shares, on a trade date basis, of its common stock at an average price of $8.22 per share, or $34.2 million in aggregate. From October 1, 2019 through November 1, 2019, the Company repurchased an additional 1.1 million shares at an average price of $6.85 per share, or $7.4 million in aggregate. The Company has 9.8 million shares remaining in its share repurchase authorization. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors ANGI management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
The Company currently settles all equity awards on a net basis. In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at the Company's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on November 1, 2019 were net settled on that date, ANGI would have issued 6.2 million Class A shares (either to award holders or to IAC as reimbursement) and ANGI would have remitted $43.7 million in cash for withholding taxes (assuming a 50% withholding rate). The Company's cash withholding obligation on all other ANGI net settled awards, including stock options, RSUs and subsidiary denominated equity, outstanding on November 1, 2019 is $21.7 million (assuming a 50% withholding rate), which is the equivalent of 3.1 million shares.
Prior to the Combination, IAC issued a number of IAC denominated PSUs to certain ANGI employees. Vesting of the PSUs is contingent upon ANGI's performance. These awards are settled in shares of IAC common stock. ANGI reimburses IAC, at IAC's option, in either cash or through the issuance of Class B shares to IAC. As of November 1, 2019, these PSUs are no longer expected to vest.
The Company believes its existing cash, cash equivalents, available borrowings under the Credit Facility and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the foreseeable future. The Company's 2019 capital expenditures are expected to be higher than 2018 capital expenditures of $47.0 million by approximately 50% to 55%, due primarily to higher capital expenditures related to the development of capitalized software to support the Company's products and services, as well as leasehold improvements related to additional office space. The Company's liquidity could be negatively affected by a decrease in demand for its products and services.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if its leverage ratio (as defined in the Credit Facility and Term Loan) exceeds the ratios set forth in the Term Loan. There were no such limitations at September 30, 2019.
At September 30, 2019, IAC held all Class B shares of ANGI, which represent 83.7% of the economic interest and 98.1% of the voting interest of ANGI. As a result, IAC has the ability to control ANGI’s financing activities, including the issuance of additional debt and equity securities by ANGI or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI’s capital stock and its representation on the ANGI board of directors. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS
At September 30, 2019, there have been no material changes to the Company's contractual obligations and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2019, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Service Professional Class Action Litigation against HomeAdvisor
This purported class action pending in Colorado is described in detail on page 24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, page 38 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 and page 45 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019. See Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849 and Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, both filed in U.S. District Court in Colorado and consolidated under the caption In re HomeAdvisor, Inc. Litigation. This lawsuit alleges that our HomeAdvisor business engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads or failing to disclose certain charges. On September 25, 2019, the court issued an order granting the plaintiffs’ motion to file a consolidated amended complaint. On October 9, 2019, the defendants filed a motion to dismiss certain claims in the amended complaint. There have been no other material or otherwise noteworthy developments in this case since the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.

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
Pursuant to the Employee Matters Agreement, 116,738 shares of Class B common stock were issued to IAC on September 30, 2019 as reimbursement for shares of IAC common stock issued in connection with the settlement of certain equity awards held by our employees during the quarter ended September 30, 2019. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the quarter ended September 30, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2019	—	$—	—	—
August 2019	2,898,000	$8.33	2,898,000	12,102,000
September 2019	1,255,121	$7.99	1,255,121	10,846,879
Total	4,153,121	$8.22	4,153,121	10,846,879
________________________________________

(1)	Reflects repurchases made pursuant to the share repurchase authorization previously announced in August 2019.

(2)
Represents the total number of shares of Class A common stock that remained available for repurchase as of September 30, 2019 pursuant to the August 2019 share repurchase authorization. The Company may repurchase shares pursuant to this share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Between October 1, 2019 and November 1, 2019, the Company repurchased an additional approximately 1.1 million shares of its Class A common stock at an average price of $6.85 pursuant to the August 2019 share repurchase authorization. As of November 1, 2019, there were approximately 9.8 million shares remaining in the August 2019 share repurchase authorization.

Item 5.    Other Information
On August 7, 2019, IAC disclosed its intention to explore the possibility of a distribution of its interests in either or both of Match Group and ANGI Homeservices. On October 11, 2019, IAC disclosed that it does not currently intend to pursue a separation transaction with respect to its interest in ANGI Homeservices during the negotiation or execution of a potential transaction involving its interest in Match Group, which is currently in process. IAC also disclosed that it is evaluating its interest in ANGI Homeservices on an ongoing basis and may or may not pursue a transaction involving ANGI Homeservices in the future.

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

Dated:	November 7, 2019
ANGI Homeservices Inc.

		By:	/s/ JAMIE COHEN
Jamie Cohen
Chief Financial Officer

Signature	Title	Date

/s/ JAMIE COHEN	Chief Financial Officer	November 7, 2019
Jamie Cohen