Form 10-K
period 2019-12-31
ANGI Homeservices Inc.
filed 2020-02-28
CIK 1705110

As filed with the Securities and Exchange Commission on February 27, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 31, 2020, the following shares of the Registrant's Common Stock were outstanding:

Class A Common Stock	79,566,380
Class B Common Stock	421,569,641
Class C Common Stock	—
Total outstanding Common Stock	501,136,021
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2019 was $1,109,210,119. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's proxy statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
ANGI Homeservices Inc. connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 250,000 domestic service professionals find work through ANGI Homeservices, and consumers turn to at least one of our brands to find a professional for more than 25 million projects each year. ANGI Homeservices has established category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair.
The Company has two operating segments: (i) North America (United States and Canada), which primarily includes the operations HomeAdvisor, Angie's List, Handy, mHelpDesk, HomeStars and Fixd Repair, and (ii) Europe, which includes the operations of Travaux, MyHammer, MyBuilder, Werkspot and Instapro.
As used herein, “ANGI Homeservices,” the “Company,” “we,” “our,” “us” and similar terms refer to ANGI Homeservices Inc. and its subsidiaries (unless the context requires otherwise).
History
We were incorporated in the State of Delaware on April 13, 2017 as Halo TopCo, Inc., a wholly-owned subsidiary of IAC/InterActiveCorp (“IAC”), and changed our name to ANGI Homeservices Inc. on May 4, 2017. We are a publicly traded holding company that was formed to facilitate the combination of IAC’s HomeAdvisor business and Angie’s List, Inc. (the “Combination”), which was completed on September 29, 2017. For information regarding the Combination, see “Note 4-Business Combinations" to the consolidated and combined financial statements set forth in "Item 8-Consolidated and Combined Financial Statements and Supplementary Data.”
We acquired Handy Technologies, Inc. (“Handy”), a leading platform in the United States for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals, on October 19, 2018. Prior to its sale on December 31, 2018, we also operated Felix, a pay-per-call advertising service business, which was included in our North America segment. In January 2019, we acquired Fixd Repair, LLC and Fixd Services LLC (collectively, “Fixd Repair”), a home warranty and service company.
DESCRIPTION OF OUR BUSINESSES
Marketplace
Overview
The HomeAdvisor digital marketplace service (“HomeAdvisor”) connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments online. HomeAdvisor also connects consumers with service professionals instantly by telephone, as well as offers several home services-related resources, such as cost guides for different types of home services projects. Handy connects consumers looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. Together, we refer to the HomeAdvisor and Handy businesses in the United States as the “Marketplace.” We provide all Marketplace matching services, related tools and directories to consumers free of charge.
As of December 31, 2019, the Marketplace had a network of approximately 220,000 service professionals, each of whom paid for consumer matches or completed a job sourced through the HomeAdvisor and/or Handy platforms in December 2019 and/or had an active HomeAdvisor membership subscription on December 31, 2019. Collectively, these service professionals provided services in more than 500 categories and 400 discrete markets in the United States, ranging from cleaning and installation services to simple home repairs and larger home remodeling projects. The Marketplace generated approximately 27.4 million service requests during the year ended December 31, 2019. Service requests consist of fully completed domestic service requests submitted to HomeAdvisor and completed jobs sourced through the HomeAdvisor and Handy platforms.
Consumer Services
Consumers can submit a request to be matched with a Marketplace service professional through the HomeAdvisor and Handy platforms, as well as through certain paths on the Angie’s List platform and various third-party affiliate platforms.

Depending on the nature of the service request and the path through which it was submitted, consumers are generally matched with up to four HomeAdvisor service professionals, a Handy service professional or a combination of HomeAdvisor service professionals and service professionals from the Angie’s List nationwide directory (as and if available for the given service request).
Matches made through HomeAdvisor platforms and paths and various third-party affiliate platforms are made by way of HomeAdvisor’s proprietary algorithm, based on several factors (including the type of services desired, location and the number of service professionals available to fulfill the request). Matches made through Handy platforms and paths are based on the type of service desired, location and the date and time the consumer wants the service to be provided.
In all cases, service professionals may contact consumers with whom they have been matched directly and consumers can generally review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any service professional(s) referred by or found through any of our branded or third-party affiliate platforms.
For matches described above, in the case of HomeAdvisor service professionals, consumers are responsible for booking the service and paying the service professional directly. In the case of Handy service professionals, consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services.
In addition to the general matching services described above, HomeAdvisor also provides several on-demand services, including Instant Booking and Instant Connect (patent-pending). Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Lastly, consumers can also access the online HomeAdvisor True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as a library of home services-related content consisting primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with service professionals.
In addition to the general matching services described above, in certain markets, consumers can also submit a request to book a specific Handy service professional for a given job. Also, consumers who purchase furniture, electronics, appliances and other home-related items from select third-party retail partners online (and in certain markets, in store) can simultaneously purchase assembly, installation and other related services to be fulfilled by Handy service professionals., which are then paid for directly through the applicable third-party retail partner platform.
Service Professional Services
HomeAdvisor service professionals pay fees for consumer matches and membership subscription fees for HomeAdvisor memberships and related mHelpDesk subscription products and services (described below), which are available for purchase at the option of service professionals through our sales force. The basic HomeAdvisor annual membership package includes membership in the HomeAdvisor network of service professionals, as well as access to consumer matches through HomeAdvisor platforms and a listing in the HomeAdvisor online directory and certain other affiliate directories. Membership also includes a business profile page on HomeAdvisor.com, a mobile application and access to various online tools designed to help service professionals more effectively market to, and manage and connect with, consumers with whom they are matched. Handy service professionals who self-register on the Handy platform are provided with access to a pool of consumers seeking service professionals.
mHelpDesk subscription products and services include (among other products and services) mobile office management software that allows service professionals to complete several job-related tasks (such as scheduling, managing job flow, creating and distributing estimates and invoices and processing payments) real time while on the go, as well as custom website development and hosting services.
Angie’s List
Overview
Angie’s List connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories, as well as provides consumers with valuable tools, services and content (including verified reviews of local service professionals), to help them research, shop and hire for local services. Consumers can access the Angie’s List nationwide online directory and related basic tools and services free of charge, as well as purchase membership packages. Angie’s List also sells time-based website, mobile and call center advertising to service professionals.

Consumer Services
Through Angie’s List, consumers can currently register and search for a service professional in the Angie’s List nationwide online directory and/or be matched with a service professional. Consumers who register can access ratings and reviews and search for service professionals, as well as access certain promotions. Free registration is required in order to access the directory and related basic tools and services. Two premium membership packages are available for a fee, which packages include varying degrees of online and phone support, access to exclusive promotions and features and the award-winning Angie’s List print magazine.
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
Service Professional Services
Angie’s List provides service professionals with a variety of services and tools. Generally, service professionals with an overall member grade below a “B” are not eligible for certification. Service professionals must satisfy certain criteria for certification, including retaining the requisite member grade, passing certain criminal background checks and attesting to proper licensure requirements.
Once eligibility criteria are satisfied, service professionals must purchase term-based advertising to obtain certification. As of December 31, 2019, we had approximately 37,000 certified service professionals under contract for advertising. If a certified service professional fails to meet any eligibility criteria during the term of his or her contract, refuses to participate in our complaint resolution process or engages in what we determine to be prohibited behavior through any of our service channels, we suspend any existing advertising and exclusive promotions and the related advertising contract is subject to termination.
Certified service professionals rotate among the first service professionals listed in directory search results for an applicable category (together with their company name, overall rating, number of reviews, certification badge and basic profile information), with non-certified service professionals appearing below certified service professionals in directory search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose to be matched with a service professional, HomeAdvisor’s proprietary algorithm will determine where a given service professional appears within related results.
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
Revenue
Our revenue is primarily derived from: (i) consumer connection revenue, which consists of fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and fees from completed jobs sourced through the HomeAdvisor and Handy platforms, and (ii) HomeAdvisor service professional membership subscription fees. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service.
Revenue is also derived from: (i) sales of time-based website, mobile and call center advertising to service professionals by Angie's List, (ii) membership subscription fees from consumers and (iii) service warranty subscription and other services revenue.
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
We market HomeAdvisor matching services and membership subscriptions and related mHelpDesk subscription products and services to service professionals primarily through our Golden, Colorado based sales force, as well as through sales forces in Denver, Colorado; Colorado Springs, Colorado (through December 31, 2019); Lenexa, Kansas; New York, New York; Indianapolis, Indiana; and Chicago, Illinois. These products and services are also marketed, together with our Handy products and services and HomeAdvisor’s various directories, through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. Term-based advertising and related products are marketed to service professionals primarily through our Indianapolis based sales force.
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
Competition
The home services industry is highly competitive and fragmented, and in many important respects, local in nature. We compete with, among others: (i) search engines and online directories, (ii) home and/or local services-related platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe our biggest competition comes from the traditional methods most people currently use to find service professionals, which are by word-of-mouth and through referrals.
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

•
our ability to increasingly engage with consumers directly through our platforms, including our various mobile applications (rather than through search engine marketing or via free search engine referrals);

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
We have several registered trademarks in the United States (the most significant of which relate to our Angie’s List and HomeAdvisor brands), as well as other trademarks in Canada and Europe and several pending trademark applications in the United States and certain other jurisdictions. We have also registered a variety of domestic and international domain names, the most significant of which relate to our HomeAdvisor and Angie’s List brands. In addition, we have one patent in the United States that expires in November 2035 and six patent applications pending in the United States.
Government Regulation
We are subject to laws and regulations that affect companies conducting business on the Internet generally and thruogh mobile applications, including laws relating to the liability of providers of online services for their operations and the activities of their users. As a result, we could be subject to claims based on negligence, various torts and trademark and copyright infringement, among other actions.
In addition, because we receive, transmit, store and use a substantial amount of information received from or generated by consumers and service professionals, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches. See “Item 1A-Risk Factors- Risks Related to Our

Business and Industry-The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”
We are particularly sensitive to laws and regulations that adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact the ability or manner in which we provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and undermine open and neutrally administered Internet access. For example, in April 2019, the United Kingdom published proposed legislation that would create a new regulatory body responsible for establishing duties of care for Internet companies and for assessing related compliance. As proposed, failure to comply with the legislation could result in fines, blocking of services and personal liability for senior management. To the extent our businesses are required to implement new measures and/or make changes to our products and services to ensure compliance, our business, financial condition and results of operations could be adversely affected. Compliance with this legislation or similar or more stringent legislation in other jurisdictions could be costly, and the failure to comply could result in service interruptions and negative publicity, any or all of which could adversely affect our business, financial condition and results of operations. In addition, in December 2017, the U.S. Federal Communications Commission (the “FCC”) adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. To the extent Internet service providers take such actions, our business, financial condition and results of operations could be adversely affected.
We are also generally sensitive to the adoption of new tax laws. The European Commission and several European countries have recently adopted (or intend to adopt) proposals that would change various aspects of the current tax framework under which our European businesses are taxed, including proposals to change or impose new types of non-income taxes (including taxes based on a percentage of revenue). For example, France enacted a Digital Services Tax in 2019, which is applicable to revenues over specified thresholds generated by businesses that provide intermediary services (any digital interface that enables users to contact and interact with others) to, and/or publish advertising-based user data linked to, users residing in France. The proposal, which is applicable retroactively to revenues earned from and after January 1, 2019, would likely apply to our operations in France. The United Kingdom previously enacted a similar proposal, the Digital Services Tax, which is applicable to revenues of social media platforms, online marketplaces and search engines linked to users residing in the United Kingdom and earned from and after April 1, 2020, which would likely apply to certain of our operations in United Kingdom. One or more of these or similar proposed tax laws could adversely affect our business, financial condition and results of operations.
As a provider of products and services with a membership-based element, we are also sensitive to the adoption of laws and regulations affecting the ability of our businesses to periodically charge for recurring membership or subscription payments. For example, the European Union Payment Services directive, which became effective in 2018, could impact the ability of our businesses to process auto-renewal payments for, as well offer promotional or differentiated pricing to, users who reside in the European Union, and similar new (and proposed changes to similar existing) legislation or regulations, are being considered in many U.S. states. The adoption of any law that adversely affects revenue from recurring membership or subscription payments could adversely affect our business, financial condition and results of operations.
We are also subject to laws governing marketing and advertising activities conducted by/through telephone, e-mail, mobile devices and the Internet, including the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM Act and similar state laws, as well as federal, state, and local laws and agency guidelines governing background screening.
Employees
As of December 31, 2019, we had approximately 5,000 full-time employees worldwide, the substantial majority of which provided services to our brands and businesses located in the United States. We believe that we generally have good relationships with our employees.
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
RELATIONSHIP WITH IAC
Equity Ownership and Vote
We have two classes of capital stock outstanding, Class A common stock and Class B common stock, with one vote and ten votes per share, respectively. Our shares of Class B common stock are convertible into shares of Class A common stock on a share for share basis. As of December 31, 2019, IAC owned 421,569,641 shares of Class B common stock, representing 100% of our outstanding Class B common stock, and did not own any shares of our Class A common stock. As of that date, IAC’s Class B common stock holdings represented approximately 84.1% of our total outstanding shares of capital stock and approximately 98.1% of the total combined voting power of our outstanding capital stock.
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
Services Agreement
The services agreement currently governs services that IAC has agreed to provide to us through September 29, 2021, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the total combined voting power of our voting stock and any subsequent extension(s) or truncation(s) agreed to by us and IAC. Services currently provided to us by IAC pursuant this agreement include: (i) assistance with certain legal, M&A, human resources, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations; (ii) accounting, controllership and payroll processing services; (iii) investor relations services and (iv) tax compliance services. The scope, nature and extent of services may be changed from time to time as we and IAC may agree.
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
Lastly, pursuant to the employee matters agreement, in the event of a distribution of ANGI capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation Committee of the IAC board of directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all of part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of ANGI Class A Common Stock, which ANGI would be obligated to assume and which would be dilutive to ANGI's stockholders.
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
Risk Factors
Risks Related to Our Business and Industry
Our brands and businesses operate in an especially competitive and evolving industry.
The home services industry is competitive, with a consistent and growing stream of new products, services and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas, with certain consumer and service professional demographics and/or in other key areas that we currently serve or may serve in the future. Generally, we compete with search engines, online marketplaces and social media platforms that have the ability to market their products and services online in a more prominent and cost-effective manner than we can, as well as better tailor their products and services to individual users. Any of these advantages could enable these competitors to offer products and services that are more appealing to consumers and service professionals than our products and services, respond more quickly and/or cost effectively than we do to evolving market opportunities and trends and/or display their own integrated or related home services products and services in search results and elsewhere in a more prominent manner than our products and services, which could adversely affect our business, financial condition and results of operations.
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
We have historically been, and will continue to be, particularly sensitive to events and trends that result in consumers delaying or foregoing home services projects and/or service professionals being less likely to pay for consumer matches and Marketplace subscriptions. Any such event or trend (for example, a general economic downturn or sudden disruption in business conditions, consumer confidence, spending levels and access to credit) could result in decreases in Marketplace service requests and directory searches. Any such decreases could result in turnover at the Marketplace and/or any of our directories, adversely impact the number and quality of service professionals at the Marketplace and our directories and/or adversely impact the reach of (and breath of services offered through) the Marketplace and our directories, any or all of which could adversely affect our business, financial condition and results of operations.
Lastly, we have historically been, and will continue to be, sensitive to events and trends that could result in decreased marketing and advertising expenditures by service professionals. Adverse economic conditions and trends could result in service professionals decreasing and/or delaying fees paid for consumer matches, membership subscriptions and/or time-based advertising spend, any or all of which would result in decreased revenue and could adversely affect our business, financial condition and results of operations.
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
We own and operate two of the leading home services brands in the United States (Angie’s List and HomeAdvisor), as well as leading brands in several foreign jurisdictions. We believe that our success depends, in substantial part, on our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) new and emerging brands. Events that could negatively impact our brands and brand-building efforts include (among others): product and service quality concerns, service professional quality concerns, consumer and service professional complaints and lawsuits, ineffective advertising, inappropriate and/or unlawful acts perpetrated by service professionals and consumers, actions or proceedings commenced by governmental or regulatory authorities, data protection and security breaches and related bad publicity. Any factors that negatively impact the Angie’s List and/or HomeAdvisor brand(s) could materially and adversely affect our business, financial condition and results of operations.
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
Our ability to market our brands on any given property or channel is subject to the policies of the relevant third-party seller, publisher of advertising (including search engines and social media platforms with extraordinarily high levels of traffic and numbers of users) or marketing affiliate. As a result, we cannot assure you that these parties will not limit or prohibit us from purchasing certain types of advertising (including the purchase by ANGI Homeservices of advertising with preferential placement), advertising certain of our products and services and/or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third-party sellers, publishers of advertising and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.
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
Lastly, we also enter into various arrangements with third parties to drive visitors to our HomeAdvisor platforms. These arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of traffic and leads generated through third-party arrangements are dependent on many factors, most of which are outside our control. If the quality and/or convertibility of traffic and leads do not meet the expectations of our users and/or HomeAdvisor service professionals, they could leave the Marketplace and/or decrease their budgets for consumer matches, any or both of which could adversely affect our business, financial condition and results of operations.
We rely on Internet search engines to drive traffic to our various properties. Certain operators of search services offer products and services that compete directly with our products and services. If links to websites offering our products and services are not displayed prominently in search results, traffic to our properties could decline and our business could be adversely affected.
In addition to paid marketing, we rely heavily on Internet search engines, such as Google, to drive traffic to our properties through their unpaid search results. Although search results have allowed us to attract a large audience with low organic traffic acquisition costs in the past, if they fail to continue to drive sufficient traffic to our properties, we may need to increase our marketing spend to acquire additional traffic. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and any increase in marketing expense may in turn harm our operating results.
The amount of traffic we attract from search engines is due in large part to how and where information from (and links to websites offering our products and services) are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to websites offering our products and services, and negatively impacted traffic to such websites, and we expect that search engines will continue to make such changes from time to time in the future.
However, we may not know how (or otherwise be in a position) to influence actions of this nature taken by search engines. With respect to search results in particular, even when search engines announce the details of their methodologies, their parameters may change from time to time, be poorly defined or be inconsistently interpreted.
In addition, in some instances, search engines may change their displays or rankings in order to promote their own competing products or services, or the products or services of one or more of our competitors. Any such action could negatively impact the search rankings of links to websites offering our products and services, or the prominence with which such links appear in search results. Our success depends on the ability of our products and services to maintain a prominent position in search results, and in the event operators of search engines promote their own competing products in the future in a manner that has the effect of reducing the prominence or ranking of our products and services, our business, financial condition and results of operations could be adversely affected.
Our ability to communicate with consumers and service professionals via e-mail (or other sufficient means) is critical to our success.
Historically, one of our primary means of communicating with consumers and service professionals and keeping them engaged with our products and services has been via e-mail communication. Through e-mail, we provide consumers with service request updates and service professionals with updates regarding memberships and consumer matches, as well as present or suggest new products and services (among other things) and market our products and services in a cost-effective manner. As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of e-mail (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send e-mails to consumers and service professionals. A continued and significant erosion in our ability to communicate with consumers and service professionals via e-mail could adversely impact the overall user experience, consumer and service professional engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as e-mail has been historically.
Our success depends, in part, on our ability to access, collect and use personal data about consumers.
We depend on search engines, digital app stores and social media platforms, in particular, those operated by Google, Apple and Facebook, to market, distribute and monetize our products and services. Consumers engage with these platforms directly, and as a result, these platforms may receive personal data about consumers that we would otherwise receive if we transacted with them directly. Certain of these platforms have restricted our access to personal data about users of our products and services obtained through their platforms. If these platforms limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about users of our products and services that they have collected, our ability to identify and communicate with a meaningful portion of our user base may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user base and the population generally and the efficiency of our paid marketing efforts could be adversely affected. We cannot assure you that search engines, digital app stores and social media platforms upon which we rely will not limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about users of our products and services that they have collected. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, on our ability to continue to develop and monetize versions of our products and services for mobile and other digital devices.
As consumers increasingly access our products and services through mobile and other digital devices (including through digital voice assistants), we will need to continue to devote significant time and resources to ensure that our products and services are accessible across these platforms (and multiple platforms generally). If we do not keep pace with evolving online, market and industry trends (including the introduction of new and enhanced digital devices and changes in the preferences and needs of consumers and service professionals generally), offer new and/or enhanced products and services in response to such trends that resonate with consumers and service professionals, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
We are particularly sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our service professionals and caregivers from independent contractors to employees, as well as changes to state and local laws or judicial decisions related to the definition and/or classification of independent contractors. For example, California recently passed a worker classification statute (AB 5), which effectively narrowed the definition of an independent contractor by requiring hiring entities to use a stricter test to determine a given worker’s classification. In addition, AB 5 places the burden of proof for classifying workers as independent contractors on the hiring entity and provides enforcement powers to the state and certain cities. Also, legislative proposals concerning worker classification are being considered by various states, including New York and New Jersey. Since we currently treat service professionals who provide services through our Handy business as independent contractors for all purposes, we do not withhold federal, state and local income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments or provide workers’ compensation insurance with respect to these individuals. If we are required as the result of new laws to reclassify these individuals as employees, we could be exposed to various liabilities and additional costs, including exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest, any or all of which could adversely affect our business, financial condition and results of operations. We are involved in various legal proceedings and investigations challenging the classification of these individuals as independent contractors, and may become involved in other proceedings and investigations in the future.
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
We receive, process, store and transmit a significant amount of personal, confidential or sensitive user information and, in certain cases, enable users to share their personal information with each other. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators and impacted individuals and it may be costly to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. When breaches of security (ours or that of any third-party we engage to store information) occur, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions) and the reputation of our brands and business could be harmed, which could adversely affect our business, financial condition and results of operations. In addition, if any of the search engines, digital app store or social media platform through which we market, distribute and monetize our products and services were to experience a breach, third parties could gain unauthorized access to personal data about our users and subscribers, which could indirectly harm the reputation of our brands and businesses and in turn, adversely affect our business, financial condition and results of operations. See also “-The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”
The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.
We receive, transmit and store a large volume of personal information in connection with the provision of our products and services . The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal, state and foreign laws and regulations and evolving industry standards and practices, which are changing, and in some cases, inconsistent and conflicting and subject to differing interpretations. In addition, new laws, regulations, standards and practices of this nature are proposed and adopted from time to time.
For example, a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the “GDPR”), became effective in May 2018. The GDPR, which applies to companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance., as well as provides a private right of action for individual claimants. The GDPR will continue to be interpreted by European Union Data protection regulators, which may require that we make changes to our business practices and could generate additional risks and liabilities. The European Union is also considering an update to its Privacy and Electronic Communications Directive to impose stricter rules regarding the use of cookies.
Also, the exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, many jurisdictions abroad in which we do business have already or are currently considering adopting privacy and data protection laws and regulations.
Moreover, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various state legislatures (including those in Illinois, New York, Virginia and Washington). Other U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective January 1, 2020 (the “CCPA”). The CCPA provides new data privacy rights for California consumers, including the right to know what personal information is being collected about them and how it is being used, as well as significant rights over the use of their personal information (including the right to have such information deleted and the right to object to the sale of such information) and new operational requirements for businesses (primarily providing consumers with enhanced privacy-related disclosures). The CCPA restricts the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations, which could adversely affect our business, financial condition and results of operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages of up to $750 per violation, with the California Attorney General maintaining authority to enforce the CCPA and seek civil penalties for intentional violations of the CCPA of up to $7,500 per violation. In addition, a ballot initiative to address privacy matters has been filed with the Office of the California Attorney General, which is expected to be presented California voters in November 2020, could further restrict the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations and/or impose additional operational requirements on our businesses, which could adversely affect our business, financial condition and results of operations. Lastly, the Federal Trade Commission has also increased its focus on privacy and data security practices, as evidenced by the first-of-its-kind, $5 billion dollar fine against a social media platform for privacy violations.
While we believe that we comply with applicable privacy and data protection policies, laws and regulations and industry standards and practices in all material respects, we could still be subject to claims of non-compliance that we may not be able to successfully defend and/or significant fines and penalties. Moreover, any non-compliance or perceived non-compliance by us (or any third-party we engage to store or process information) or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation (including consumer class actions), claims of breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, which could adversely affect our business, financial condition and results of operations. Additionally, to the extent multiple U.S. state-level (or European Union member-state level) laws are introduced with inconsistent or conflicting standards and there is no federal or European Union regulation to preempt such laws, compliance could be even more difficult to achieve and our potential exposure to the risks discussed above could increase.
Lastly, ongoing compliance with existing (and compliance with future) privacy and data protection laws worldwide could be costly. The devotion of significant costs to compliance (versus the development of products and services) could result in delays in the development of new products and services, us ceasing to provide problematic products and services in existing jurisdictions and us being prevented from introducing products and services in new and existing jurisdictions, which could adversely affect our business, financial condition and results of operations.
Credit card data security breaches or fraud could adversely affect our business, financial condition and results of operations.
We accept payments (including recurring payments) from service professionals and members, primarily through credit and debit card transactions. The ability to access payment information on a real-time basis without having to proactively reach out to service professionals and members to process payments is critical to our success.
When third parties (including credit card processing companies , as well as any business that offers products and services online or offline) experience a data security breach involving credit card information, affected cardholders will often cancel their credit cards. The more sizable a given affected third-party’s customer base, the greater the number of accounts impacted and the more likely it will be that our service professionals and members would be impacted by such a breach. If such a breach were to impact our service professionals and members were affected, we would need to contact affected service professionals and members to obtain new payment information. It is likely that we would not be able to reach all affected service professionals and members, and even if we could, new payment information for some may not be obtained and pending payments may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our service professionals and members are not directly impacted by a given data security breach, they may lose confidence in the ability of providers of online products and services to protect their personal information generally. As a result, they may stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant effort, which could adversely affect our business, financial condition and results of operations.
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
We have made numerous acquisitions in the past and we continue to seek to identify potential acquisition candidates to expand our business generally in the future. If we do not identify suitable acquisition candidates or complete acquisitions on satisfactory pricing or other terms, our growth could be adversely affected. Even if we complete what we believe to be suitable acquisitions, we may experience related operational and financial risks. As a result, to the extent that we continue to grow through acquisitions, we will need to:

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
We may not be successful in addressing these challenges or any other problems encountered in connection with historical and future acquisitions. In addition, the anticipated benefits of one or more acquisitions may not be realized. Also, future acquisitions could result in increased operating losses, dilutive issuances of equity securities and/or the assumption of contingent liabilities. Lastly, the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events and/or trends, which could result in significant impairment charges. The occurrence of any these events could have an adverse effects on our business, financial condition and results of operations.
We face additional risks in connection with our international operations.
We currently operate businesses under various regional brands in Canada, France, Germany, Austria, the United Kingdom, the Netherlands and Italy and intend to seek to expand our international presence, both through acquisitions and organic growth.
Operating abroad, particularly in jurisdictions where we have limited experience, exposes us to additional risks, including:

•	operational and compliance challenges caused by distance, language barriers and cultural differences;

•	difficulties in staffing and managing international operations;

•	differing levels (or lack) of social and technological acceptance of online services generally, as well as online home services offerings specifically;

•	slow or lagging growth in the commercial use and acceptance of the Internet;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds among countries and back to the United States and related repatriation costs;

•	differing and potentially adverse tax laws;

•	compliance challenges;

•	competitive environments that favor local businesses;

•	limitations on the level of intellectual property protection; and

•	trade sanctions, political unrest, terrorism, war and epidemics or the threat of any of these events.
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
The obligations of being a relatively new public company will continue to require new expenditures, place new demands on our senior management and require the hiring of additional personnel. While IAC continues to provide us with certain corporate and shared services related to corporate functions for negotiated fees, we also expect that we will need to continue to implement additional systems and hire additional personnel, primarily related to public reporting obligations, to adequately function as a mature public company. We cannot precisely predict the amount and timing of these significant expenditures. See “-Risks Related to Our Ongoing Relationship with IAC-The services that IAC provides to us may not be sufficient to meet our needs.”
Risks Related to Our Relationship with IAC
IAC controls our company and will have the ability to control the direction of our business.
As of January 31, 2020, IAC owned all of our outstanding Class B common stock, representing approximately 84.1% of our total outstanding shares of capital stock and approximately 98.1% of the total combined voting power of our outstanding capital stock. For so long as IAC owns shares of our capital stock that represent a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder (subject to certain limited exceptions for certain class votes). As a result, IAC has (and we expect will continue to have) the ability to control significant corporate activities, including:

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
In addition, pursuant to the investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to the employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our various agreements with IAC, see "Note 15-Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 8-Consolidated and Combined Financial Statements and Supplementary Data."

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
As of December 31, 2019, we had total debt outstanding of approximately $247.5 million under our term loan agreement and borrowing availability of $250 million under our revolving credit facility. The indebtedness outstanding under our term loan agreement is (and indebtedness under our revolving credit facility will be) guaranteed by our wholly owned material domestic subsidiaries and secured by substantially all of our assets and those of our guarantors, subject to certain exceptions. Our term loan agreement and revolving credit facility contain several covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

•	our future ability to borrow under our revolving credit facility, the availability of which will depend on, among other things, our ability to comply with the covenants governing our indebtedness.
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
As of December 31, 2019, we have $247.5 million of indebtedness outstanding under our term loan, which bears interest at variable rates. Indebtedness under our term loan is (and any indebtedness under our revolving credit facility will be) at variable interest rates, which exposes us to interest rate risk. For details regarding interest rates applicable to the indebtedness outstanding under our term loan as of December 31, 2019, see “Item 7A-Quantitative and Qualitative Disclosures About Market Risk.”
Risks Related to Ownership of Our Class A Common Stock
The multiclass structure of our capital stock has the effect of concentrating voting control with IAC and limiting the ability of holders of our Class A common stock to influence corporate matters.
Each share of our Class B common stock has ten votes per share and each share of our Class A common stock has one vote per share. As of January 31, 2020, IAC owned all of the shares of our outstanding Class B common stock, representing economic and voting interests in us of approximately 84.1% and 98.1%, respectively. Due to the ten-to-one voting ratio between our Class B common stock and Class A common stock, IAC (and any future holders of our Class B common stock, collectively) will continue to control a substantial majority of the combined voting power of our capital stock. This concentrated control will significantly limit the ability of holders of our Class A common stock to influence corporate matters.
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
The Delaware General Corporation Law (the “DGCL”) and our amended and restated certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company and/or changes in our management that our stockholders may deem advantageous, including provisions that: (i) authorize the issuance of "blank check" preferred stock, which our board of directors could issue to discourage a takeover attempt; (ii) limit the ability of our stockholders to call special meetings of stockholders; and (iii) provide that our board of directors is expressly authorized to make, alter or repeal our bylaws.
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
Policies adopted by certain operators of U.S. stock market indices exclude equity securities of companies with multiple classes of outstanding publicly traded equity securities and/or companies with outstanding classes of publicly traded equity securities that have no voting rights (or “low” voting rights relative to another outstanding class of equity securities) from their stock indices and similar policies may be implemented by other operators of stock market indices in the future. Given the multiclass structure of our capital stock and IAC’s control over us, our Class A common stock is not currently eligible for inclusion in the S&P Composite 1500 (and its three component indices) and any indices managed by FTSE Russell. Exclusion from these stock market indices (and any others in the future) could reduce the liquidity of and demand for our Class A common stock, which could adversely affect the price of our Class A common stock.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
We believe that the facilities for our management and operations are generally adequate for our current and near-term future needs. Our facilities, most of which are leased in the United States and abroad, consist of executive and administrative offices, sales offices and data centers. We do not anticipate any future problems renewing or obtaining suitable leases for us or any of our businesses. We currently lease approximately 152,000 square feet of office for our corporate headquarters, HomeAdvisor business and administrative and sales force personnel in Denver, Colorado.

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
Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. 1:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended in November 2016, alleges that our HomeAdvisor business engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads and failing to disclose certain charges. The complaint seeks certification of a nationwide class consisting of all HomeAdvisor service professionals since October 2012, asserts claims for fraud, breach of implied contract, unjust enrichment and violation of the federal RICO statute and the Colorado Consumer Protection Act ("CCPA"), and seeks injunctive relief and damages in an unspecified amount. In December 2016, HomeAdvisor filed a motion to dismiss the RICO and CCPA claims. In September 2017, the court issued an order granting the motion and dismissing those claims. In October 2017, HomeAdvisor filed an answer denying the material allegations of the remaining claims in the complaint. In May 2018, the plaintiffs filed a motion for leave to file a second amended complaint that would add nine new named plaintiffs, five new defendants (including ANGI Homeservices), and 55 new claims, most of them for various alleged violations of the laws of nine separate states. In June 2018, HomeAdvisor opposed the motion on grounds including that it was filed more than one year after the court’s deadline to amend pleadings.

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

In January 2019, the plaintiffs renewed their motion for leave to file a consolidated second amended complaint, naming as defendants, in addition to HomeAdvisor, ANGI Homeservices and IAC, CraftJack, Inc. (a wholly-owned subsidiary of the Company and thus, an entity affiliated with HomeAdvisor) and two unrelated entities. In February 2019, the defendants opposed the motion on various grounds. In September 2019, the court issued an order granting the plaintiffs’ motion. In October and December 2019, the four defendants affiliated with HomeAdvisor filed motions to dismiss certain claims in the amended complaint, which motions remains pending. Discovery in the case is well underway and the issue of class certification remains to be litigated.

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
As of January 31, 2020, there were 27 holders of record of our Class A common stock. Because the substantial majority of the outstanding shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders. As of January 31, 2020, there was one holder of record and beneficial shareholder of our Class B common stock.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of our Class A or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company's Board of Directors.
Unregistered Sales of Equity Securities
There were no unregistered sales of our capital stock during the quarter ended December 31, 2019.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the quarter ended December 31, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 2019	985,910	$6.85	985,910	9,860,969
November 2019	884,792	$7.46	884,792	8,976,177
December 2019	1,202,024	$7.96	1,202,024	7,774,153
Total	3,072,635	$7.49	3,072,635	7,774,153
________________________________________

(1)	Reflects repurchases made pursuant to the share repurchase authorization previously announced in February 2019.

(2)
Represents the total number of shares of Class A common stock that remained available for repurchase as of December 31, 2019 pursuant to the February 2019 share repurchase authorization. The Company may repurchase shares pursuant to this share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

From January 1, 2020 through February 4, 2020, the Company repurchased an additional approximately 0.3 million shares at an average price of $8.29 per share. As of February 4, 2020, there were approximately 7.4 million shares remaining in the February 2019 share repurchase authorization.
Item 6.    Selected Financial Data

The following selected financial data for the five years ended December 31, 2019 should be read in conjunction with the consolidated and combined financial statements and accompanying notes included herein.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:(a)
Revenue	$1,326,205	$1,132,241	$736,386	$498,890	$361,201
Net earnings (loss)	35,314	77,507	(104,527)	10,631	(3,996)
Net (earnings) loss attributable to noncontrolling interests	(485)	(189)	1,409	2,497	2,671
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	34,829	77,318	(103,118)	13,128	(1,325)
Earnings (loss) per share information attributable to ANGI Homeservices Inc. shareholders:
Basic	$0.07	$0.16	$(0.24)	$0.03	$(0.00)
Diluted	$0.07	$0.15	$(0.24)	$0.03	$(0.00)

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Total assets	$1,921,611	$1,808,027	$1,467,262	$295,517	$203,576
Long-term debt:
Current portion of long-term debt	13,750	13,750	13,750	—	—
Long-term debt, net	231,946	244,971	258,312	—	—
Long-term debt—related party, including current portion	—	1,015	2,813	49,838	16,350
Redeemable noncontrolling interests	26,663	18,163	21,300	13,781	17,634
________________________________________________________________

(a)	We recognized items that affected the comparability of results for the years 2019 and 2018, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT OVERVIEW
ANGI Homeservices Inc. ("ANGI Homeservices," the "Company," "ANGI," "we," "our," or "us") connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 250,000 domestic service professionals find work through ANGI Homeservices, and consumers turn to at least one of our brands to find a professional for more than 25 million projects each year. We’ve established category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair.
The HomeAdvisor digital marketplace service connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments with those professionals online or connect with them by telephone. Effective September 29, 2017, the Company also owns and operates Angie’s List, Inc. ("Angie's List"), which connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories and provides consumers with valuable tools, services and content, including verified reviews, to help them research, shop and hire for local services. On October 19, 2018, the Company acquired Handy Technologies, Inc. ("Handy"), a leading platform for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. We refer to the HomeAdvisor and Handy businesses in the United States as the ("Marketplace"). On January 25, 2019, the Company completed the acquisition of Fixd Repair, a home warranty and service company. We also own and operate mHelpDesk and CraftJack. Prior to its sale on December 31, 2018, we also operated Felix.
The Company has two operating segments: (i) North America (United States and Canada), which includes HomeAdvisor, Angie's List, Handy, mHelpDesk, HomeStars, Fixd Repair and Felix, for periods prior to sale on December 31, 2018, and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot and Instapro.
The Company in the U.S. markets its services to consumers through search engine marketing, television advertising and affiliate agreements with third parties. Pursuant to these affiliate agreements, third parties agree to advertise and promote Marketplace products and services and those of Marketplace service professionals on their platforms. In exchange for these efforts, the Company generally pays these third parties a fixed fee when visitors from their platforms click through to one of our platforms and submit a valid service request through the Marketplace, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to the Marketplace. The Company also markets its services to consumers through email, digital display advertisements, partnerships with other contextually related websites and, to a lesser extent, through relationships with certain retailers, direct mail and radio advertising. The Company markets subscription packages and time-based advertising to service professionals primarily through its sales force, as well as through search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. We have made, and expect to continue to make, substantial investments in digital and traditional advertising (with continued expansion into new and existing digital platforms) to consumers and service professionals to promote our products and services and to drive traffic to our various platforms and service professionals.
Operating Metrics:
In connection with the management of our businesses, we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our businesses are set forth below:

•
Marketplace Revenue includes revenue from the HomeAdvisor and Handy domestic marketplace, including consumer connection revenue for consumer matches, revenue from completed jobs sourced through the HomeAdvisor and Handy platforms and service professional membership subscription revenue. It excludes revenue from Angie's List, mHelpDesk, HomeStars, Fixd Repair and Felix.

•
Advertising & Other Revenue includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk, HomeStars, Fixd Repair and, for periods prior to its sale on December 31, 2018, Felix.

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
Components of Results of Operations
Revenue
Marketplace Revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and fees from completed jobs sourced through the HomeAdvisor and Handy platforms, and (ii) HomeAdvisor service professional membership subscription fees. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Advertising & Other Revenue is primarily derived from (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) membership subscription fees from consumers and (iii) service warranty subscription and other services. Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, we modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition will change for pre-priced jobs and will be later than the timing of existing consumer connection revenue for HomeAdvisor because we will not be able to record revenue, generally, until the service professional completes the job on our behalf.
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

Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to operating income (loss) to consolidated and combined Adjusted EBITDA for the years ended December 31, 2019 and 2018.
The Combination
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At December 31, 2019, IAC owned 84.1% and 98.1% of the economic interest and voting interest, respectively, of ANGI Homeservices.
During the years ended December 31, 2018 and 2017, the Company incurred $3.6 million and $44.1 million, respectively, in costs related to this transaction (including severance, retention, transaction and integration related costs). In addition, the Company had deferred revenue write-offs of $5.5 million and $7.8 million during the years ended December 31, 2018 and 2017, respectively.
The Company also incurred $32.6 million, $70.6 million and $122.1 million in stock-based compensation expense during the years ended December 31, 2019, 2018 and 2017, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. Stock-based compensation expense arising from the Combination is expected to be approximately $20 million in 2020.
The following discussion should be read in conjunction with Item 8. Consolidated and Combined Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.
Overview—Consolidated Results

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Revenue:
North America	$1,249,892	$187,721	18%	$1,062,171
Europe	76,313	6,243	9%	70,070
Total	$1,326,205	$193,964	17%	$1,132,241

Operating Income (Loss):
North America	$48,967	$(29,135)	(37)%	$78,102
Europe	(10,322)	3,874	27%	(14,196)
Total	$38,645	$(25,261)	(40)%	$63,906

Adjusted EBITDA:
North America	$208,192	$(45,771)	(18)%	$253,963
Europe	(5,895)	562	9%	(6,457)
Total	$202,297	$(45,209)	(18)%	$247,506

________________________
NM = Not meaningful

•
Revenue increased $194.0 million, or 17%, to $1.3 billion, driven by growth in North America of $187.7 million, or 18% and in Europe of $6.2 million, or 9%. North America revenue growth was driven by Marketplace Revenue growth of $210.7 million, or 27%, reflecting, in part, the contribution from Handy, partially offset by a decrease of $23.0 million, or 8%, in Advertising & Other Revenue, driven principally by the sale of Felix on December 31, 2018, partially offset by the contribution from Fixd Repair.

•
Operating income decreased $25.3 million, or 40%, to $38.6 million, due primarily to a decrease in Adjusted EBITDA of $45.2 million, described below, and an increase of $15.6 million in depreciation, partially offset by decreases of $28.8 million in stock-based compensation expense and $6.7 million in amortization of intangibles. The increase in depreciation was due to the development of capitalized software to support our products and services, as well as leasehold improvements related to additional office space. The decrease in stock-based compensation expense was due primarily to a decrease of $38.0 million in modification and acceleration charges related to the Combination ($32.6 million in 2019 compared to $70.6 million in 2018) and the reversal of $7.6 million in cumulative expense in 2019 related principally to certain performance-based awards that did not vest, partially offset by $17.1 million of expense related to awards issued in connection with the acquisitions of Handy and Fixd Repair and the issuance of new equity awards since 2018. The decrease in amortization of intangibles was due primarily to lower expense from the Combination and certain intangible assets that became fully amortized in 2019, partially offset by an increase in amortization expense related to the acquisition of Handy.

•
Adjusted EBITDA decreased $45.2 million, or 18%, to $202.3 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $16.8 million in bad debt expense due to higher Marketplace Revenue, and investments in Fixd Repair and Handy, partially offset by the inclusion in 2018 of $9.0 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration related costs) and $1.3 million in transaction-related costs related to the acquisition of Handy.

Results of Operations for the Years Ended December 31, 2019 and 2018
Revenue

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Amounts in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$913,533	$209,192	30%	$704,341
Service professional membership subscription revenue	64,706	(1,508)	(2)%	66,214
Other revenue	6,971	3,031	77%	3,940
Total Marketplace Revenue	985,210	210,715	27%	774,495
Advertising & Other Revenue	264,682	(22,994)	(8)%	287,676
North America	1,249,892	187,721	18%	1,062,171
Europe	76,313	6,243	9%	70,070
Total Revenue	$1,326,205	$193,964	17%	$1,132,241

Percentage of Total Revenue:
North America	94%			94%
Europe	6%			6%
Total Revenue	100%			100%

	Years Ended December 31,
	2019	Change	% Change	2018
	(Amounts in thousands)
Operating metrics:
Marketplace Service Requests	27,376	3,888	17%	23,488
Marketplace Paying SPs	220	6	3%	214
Advertising Service Professionals	37	1	3%	36
North America revenue increased $187.7 million, or 18%, driven by an increase in Marketplace Revenue of $210.7 million or 27%, partially offset by a decrease of $23.0 million, or 8%, in Advertising & Other Revenue. The increase in Marketplace Revenue was due primarily to an increase in consumer connection revenue of $209.2 million, or 30%, which was driven by a 17% increase in Marketplace Service Requests to 27.4 million, reflecting, in part, the contribution from Handy. The decrease in Advertising & Other Revenue was driven principally by the sale of Felix, partially offset by the contribution from Fixd Repair.
Europe revenue grew $6.2 million, or 9%, due to growth across several countries, partially offset by the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro and British Pound.
Cost of revenue

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$46,493	$(9,246)	(17)%	$55,739
As a percentage of revenue	4%			5%

North America cost of revenue decreased $9.6 million, or 18%, due primarily to a decrease of $23.9 million in traffic acquisition costs due to the sale of Felix, partially offset by $12.8 million of expense from the inclusion of Fixd Repair and Handy and an increase of $3.1 million in credit card processing fees due to higher Marketplace Revenue.
Selling and marketing expense

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$733,223	$191,754	35%	$541,469
As a percentage of revenue	55%			48%
North America selling and marketing expense increased $190.5 million, or 38%, driven by an increase in advertising expense of $132.6 million, expense of $29.2 million from the inclusion of Handy and Fixd Repair, and an increase in compensation expense of $26.0 million. The increase in advertising expense was due primarily to increased online marketing and television spend. The efficiency of online marketing spend was negatively impacted by traffic sourced through Google. In 2019, the proportion of service requests through Google free traffic declined while service requests through Google paid traffic increased. In addition, paid service requests were considerably more expensive on average than in 2018. We have implemented new processes in the second half of 2019 and we expect the year over year increase in 2020 to be more modest, particularly in the back half of the year. As our new processes are fully in place, we are increasingly more focused on profitability targets of our paid service requests than the cost of each service request. Compensation expense increased due primarily to growth in the sales force.
Europe selling and marketing expense increased $1.3 million, or 3%, driven by an increase in advertising expense of $3.3 million, partially offset by a decrease in compensation expense of $1.6 million.
General and administrative expense

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$348,247	$24,785	8%	$323,462
As a percentage of revenue	26%			29%
North America general and administrative expense increased $22.4 million, or 8%, due primarily to expense of $30.4 million from the inclusion of Handy and Fixd Repair, which includes $9.5 million of stock-based compensation expense related to awards issued in connection with these acquisitions, an increase of $15.4 million in bad debt expense due to higher Marketplace Revenue, and an increase of $2.9 million in software license and maintenance costs, partially offset by a decrease in compensation expense of $27.4 million, the inclusion in 2018 of $3.6 million in integration-related costs in connection with the Combination and the inclusion in 2018 of transaction-related costs related to the acquisition of Handy of $1.3 million. The decrease in compensation expense was due primarily to a decrease of $36.7 million in stock-based compensation expense, partially offset by an increase in headcount resulting from existing business growth. The decrease in stock-based compensation expense reflects a decrease of $33.8 million in expense due to the modification and acceleration charges related to the Combination ($27.2 million in 2019 compared to $61.0 million in 2018) and the reversal of $7.3 million in cumulative expense in 2019 related to certain performance-based awards that did not vest, partially offset by the issuance of new equity awards since 2018.
Europe general and administrative expense increased $2.4 million, or 9%, due primarily to increases of $1.4 million in bad debt expense, $0.9 million related to the recently enacted French digital services tax, which is retroactive to the beginning of 2019, and compensation expense of $0.9 million due, in part, to increased headcount, partially offset by lower stock-based compensation expense.

Product development expense

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$64,200	$3,057	5%	$61,143
As a percentage of revenue	5%			5%
North America product development expense increased $1.8 million, or 3%, due primarily to $6.1 million of expense from the inclusion of Handy, partially offset by decreases in compensation expense of $2.1 million, software license and maintenance costs of $1.1 million and outsourced personnel costs of $0.8 million.
Europe product development expense increased $1.3 million, or 13%, due primarily to an increase of $1.0 million in compensation expense due primarily to increased headcount.
Depreciation

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$39,915	$15,605	64%	$24,310
As a percentage of revenue	3%			2%
North America depreciation increased $15.6 million, or 71%, due primarily to continued growth, including internally developed capitalized software and leasehold improvements.
Operating income (loss)

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
North America	$48,967	$(29,135)	(37)%	$78,102
Europe	(10,322)	3,874	27%	(14,196)
Total	$38,645	$(25,261)	(40)%	$63,906

As a percentage of revenue	3%			6%
________________________
NM = Not meaningful
North America operating income decreased $29.1 million, due to the decrease in Adjusted EBITDA of $45.8 million, described below, and an increase of $15.6 million in depreciation, partially offset by decreases of $28.4 million in stock-based compensation expense and $3.8 million in amortization of intangibles. The increase in depreciation was due primarily to the development of capitalized software to support our products and services, as well as leasehold improvements related to additional office space. The decrease in stock-based compensation expense was due primarily to a decrease of $38.0 million in modification and acceleration charges related to the Combination ($32.6 million in 2019 compared to $70.6 million in 2018) and the reversal of $7.6 million in cumulative expense in 2019 related principally to certain performance-based awards that did not vest, partially offset by $17.1 million of expense related to awards issued in connection with the acquisitions of Handy and Fixd Repair and the issuance of new equity awards since 2018. The decrease in amortization of intangibles was due primarily to lower expense from the Combination, partially offset by an increase in amortization expense related to the acquisition of Handy.
Europe operating loss decreased $3.9 million or 27%, due to the lower Adjusted EBITDA losses of $0.6 million, described below, and decreases of $2.9 million in amortization of intangibles and $0.4 million in stock-based compensation expense. The decrease in amortization of intangibles was due primarily to certain intangible assets that became fully amortized in 2019.

At December 31, 2019, there is $108.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Adjusted EBITDA

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
North America	$208,192	$(45,771)	(18)%	$253,963
Europe	(5,895)	562	9%	(6,457)
Total	$202,297	$(45,209)	(18)%	$247,506

As a percentage of revenue	15%			22%
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
North America Adjusted EBITDA decreased $45.8 million to $208.2 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $15.4 million in bad debt expense, due to higher Marketplace Revenue, and investments in Fixd Repair and Handy, partially offset by the inclusion in 2018 of $9.0 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration-related costs) and $1.3 million in transaction-related costs related to the acquisition of Handy.
Europe Adjusted EBITDA loss decreased $0.6 million, or 9%, due primarily to the increase of $6.2 million in revenue, partially offset by increases in advertising expense of $3.3 million, bad debt expense of $1.4 million and $0.9 million related to the recently enacted French digital services tax.
Interest expense
Interest expense-third party principally relates to interest on a term loan, which is due on November 5, 2023, and commitment fees on a five-year revolving credit facility of $250 million, which commenced on November 5, 2018.
Interest expense-related party relates to a loan from a foreign subsidiary of IAC, which was settled during the first quarter of 2019.
For a detailed description of long-term debt, net and long-term debt—related party, see "Note 7—Long-term Debt" and "Note 15—Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense—third-party	$11,493	$(130)	(1)%	$11,623
Interest expense—related party	16	(102)	(86)%	118
Other income, net

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income, net	$6,510	$(11,349)	(64)%	$17,859

Other income, net in 2019 principally includes third party interest income of $8.0 million and net foreign currency exchange gains of $0.6 million, partially offset by a $1.8 million mark-to-market charge for an indemnification claim related to the Handy acquisition that will be settled in ANGI shares held in escrow.
Other income, net in 2018 includes a gain of $13.2 million related to the sale of Felix and third-party interest income of $4.8 million.
Income tax benefit

	Years Ended December 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax benefit	$1,668	$(5,815)	NM	$7,483
Effective income tax rate	NM			NM
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
The following table reconciles net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to operating income (loss) to consolidated and combined Adjusted EBITDA:

	Years Ended December 31,
	2019	2018
	(In thousands)
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$34,829	$77,318
Add back:
Net earnings (loss) attributable to noncontrolling interests	485	189
Income tax benefit	(1,668)	(7,483)
Other income, net	(6,510)	(17,859)
Interest expense—related party	16	118
Interest expense—third-party	11,493	11,623
Operating income (loss)	38,645	63,906
Stock-based compensation expense	68,255	97,078
Depreciation	39,915	24,310
Amortization of intangibles	55,482	62,212
Adjusted EBITDA	$202,297	$247,506
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 12—Segment Information" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."
Non-Cash Expenses That Are Excluded from Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock appreciation rights, restricted stock units ("RSUs"), stock options and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method. Performance-based RSUs are included only to the extent the applicable performance condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent that stock-based awards are settled on a net basis, the Company remits the required tax-withholding amount from its current funds.
Depreciation is a non-cash expense relating to our capitalized software, leasehold improvements and equipment that is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents:
United States	$377,648	$328,795
All other countries(a)	12,917	8,189
Total cash and cash equivalents	390,565	336,984
Marketable securities (United States)	—	24,947
Total cash and cash equivalents and marketable securities	$390,565	$361,931

Long-term debt:
Term Loan due November 5, 2023	$247,500	$261,250
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,804	2,529
Total long-term debt, net	$231,946	$244,971

Long-term debt—related party	$—	$1,015
Total long-term debt—related party, net	$—	$1,015
_________________________________________________________________________

(a)	If needed for U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 7—Long-term Debt" and for a detailed description of long-term debt—related party, see "Note 15—Related Party Transactions with IAC" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$214,161	$223,700
Investing activities	(40,633)	(57,591)
Financing activities	(121,532)	(49,021)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, bad debt expense, amortization of intangibles, deferred income taxes, depreciation, and loss (gain) from the sale of a business.
2019
Adjustments to earnings consist primarily of $68.3 million of stock-based compensation expense, $64.3 million of bad debt expense, $55.5 million of amortization of intangibles, and $39.9 million of depreciation. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $79.0 million, partially offset by an increase in accounts payable and other liabilities of $13.6 million, and a decrease in other assets of $13.4 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in accounts payable and other liabilities is primarily due to an increase in accrued advertising and related payables. The decrease in other assets is due, in part, to a receipt of tenant improvement allowances.
Net cash used in investing activities includes capital expenditures of $68.8 million, primarily related to investments in the development of capitalized software to support the Company's products and services and leasehold improvements, $20.3 million of cash principally related to the acquisition of Fixd Repair, partially offset by $25.0 million of proceeds from maturities of marketable debt securities, and $23.6 million of net proceeds received in 2019 related to the December 31, 2018 sale of Felix.
Net cash used in financing activities includes $56.9 million for the repurchase of 7.2 million of ANGI common stock, on a settlement date basis, at an average price of $7.90 per share, $35.3 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $13.8 million of principal payments on the Term Loan, and an $11.4 million distribution to IAC pursuant to the tax sharing agreement.
2018
Adjustments to earnings consist primarily of $97.1 million of stock-based compensation expense, $62.2 million of amortization of intangibles, $47.2 million of bad debt expense and $24.3 million of depreciation, partially offset by $13.2 million in gain from sale of Felix and $8.4 million of deferred income taxes. The deferred income tax benefit primarily relates to amortization of intangibles and stock-based compensation expense, partially offset by the utilization of net operating losses. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $47.7 million and an increase in other assets of $13.0 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in other assets is due to increases in capitalized sales commissions and prepaid marketing.
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
Liquidity and Capital Resources
Prior to the Combination, the HomeAdvisor business received funding from IAC, including loans from certain IAC foreign subsidiaries, the proceeds of which were primarily used to fund acquisitions.
All outstanding long-term debt—related party amounts due between certain IAC subsidiaries and the HomeAdvisor business were settled prior to the completion of the Combination, with the exception of a promissory note payable to a foreign subsidiary of IAC, which was settled during the first quarter of 2019.
On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility ("Term Loan"). On November 5, 2018, the Term Loan was amended and restated, and is now due on November 5, 2023. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. At December 31, 2019, the Term Loan bears interest at LIBOR plus 1.50%, or 3.25%. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio.
On November 5, 2018, the Company entered into a five-year $250 million revolving credit facility (the "Credit Facility"). The annual commitment fee on undrawn funds is currently 25 basis points and is based on the consolidated net leverage ratio most recently reported. Borrowings under the Credit Facility bear interest, at the Company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on the Company's consolidated net leverage ratio. At December 31, 2019, there were no outstanding borrowings under the Credit Facility.

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
On February 6, 2019, the Board of Directors of ANGI Homeservices authorized the Company to repurchase up to 15 million shares of its common stock. During the year ended December 31, 2019, the Company repurchased 7.3 million shares, on a trade date basis, of its common stock at an average price of $7.91 per share, or $57.9 million in aggregate. From January 1, 2020 through February 4, 2020, the Company repurchased an additional 0.3 million shares at an average price of $8.29 per share, or $2.1 million in aggregate. The Company had 7.4 million shares remaining in its share repurchase authorization as of February 4, 2020. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transaction, depending on those factors ANGI management deems relevant at any particular time, without limitation, market conditions, share price and future outlook.
The Company currently settles all equity awards on a net basis. In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at the Company's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on January 31, 2020 were net settled on that date, ANGI would have issued 6.5 million Class A shares (either to award holders or to IAC as reimbursement) and ANGI would have remitted $52.3 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all other ANGI equity awards outstanding on January 31, 2020 were net settled on that date, including stock options, RSUs and subsidiary-denominated equity, ANGI would have issued 5.1 million shares and would have remitted $41.2 million in cash for withholding taxes (assuming a 50% withholding rate).
Pursuant to the employee matters agreement, in the event of a distribution of ANGI capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation Committee of the IAC Board of Directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of ANGI Class A Common Stock, which ANGI would be obligated to assume and which would be dilutive to ANGI's stockholders.
The Company believes its existing cash, cash equivalents, available borrowings under the Credit Facility and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the foreseeable future. The Company's 2020 capital expenditures are expected to be lower than 2019 capital expenditures of $68.8 million by approximately 10%, due primarily to lower capital expenditures related to leasehold improvements. The Company's liquidity could be negatively affected by a decrease in demand for its products and services.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if its leverage ratio (as defined in the Credit Facility and Term Loan) exceeds the ratios set forth in the Term Loan. There were no such limitations at December 31, 2019.
At December 31, 2019, IAC held all Class B shares of ANGI which represent 84.1% of the economic interest and 98.1% of the voting interest of ANGI. As a result, IAC has the ability to control ANGI’s financing activities, including the issuance of additional debt and equity securities by ANGI or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI’s capital stock and its representation on the ANGI board of directors. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations(a)	Less than 1 year	1–3 Years	3–5 Years	More than 5 years	Total
	(in thousands)
Long-term debt(b)	$20,752	$56,395	$198,846	$—	$275,993
Operating leases(c)	19,924	45,058	40,632	62,545	168,159
Purchase obligations(d)	28,591	5,600	—	—	34,191
Total contractual obligations	$69,267	$107,053	$239,478	$62,545	$478,343
______________________________________________

(a)
The Company has excluded $4.0 million in unrecognized tax benefits from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

(b)
Long-term debt consists of contractual amounts due including interest on a variable rate instrument. Long-term debt at December 31, 2019 consists of the $247.5 million Term Loan, bearing interest at LIBOR plus 1.50%, or 3.25%, at December 31, 2019. The Term Loan interest rate is subject to change in future periods based on the Company's consolidated net leverage ratio. The amount of interest ultimately paid on the variable rate debt may differ based on changes in interest rates. For additional information on long-term debt, see "Note 7—Long-term Debt" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

(c)
The Company leases office space, data center facilities and equipment used in connection with operations under various operating leases, the majority of which contain escalation clauses. Operating leases obligations include legally binding minimum lease payments for leases signed but not yet commenced. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see "Note 13—Leases" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

(d)
The purchase obligations primarily consist of payments for advertising commitments and the Company's allocable share of a three year cloud computing arrangement between IAC and a third party provider. For additional information on purchase obligations, see "Note 14—Commitments and Contingencies" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

Off-Balance Sheet Arrangements
See the commitments section of "Note 14—Commitments and Contingencies" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data" for additional information on our off-balance sheet arrangements.

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
Allowance for Doubtful Accounts and Revenue Reserves
The Company makes judgments as to its ability to collect outstanding receivables and provides allowances when it has determined that all or a portion of the receivable will not be collected. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation to the Company. The term between the Company issuance of an invoice and payment due date is not significant. The Company also maintains allowances to reserve for potential credits issued to service professionals or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience. The carrying value of the allowance for doubtful accounts and revenue reserves is $20.3 million and $16.6 million at December 31, 2019 and 2018, respectively. Bad debt expense was $64.3 million and $47.2 million for the years ended December 31, 2019 and 2018, respectively.
Business Combinations
Acquisitions, which are generally referred to in GAAP as business combinations, are an important part of the Company's growth strategy. The Company invested $20.3 million and $167.8 million (including the value of ANGI Homeservices Class A common stock issued in connection with the acquisition of Handy) in acquisitions for the years ended December 31, 2019 and 2018, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
Management makes two critical determinations at the time of an acquisition, the reporting unit that will benefit from the acquisition and to which goodwill will be assigned and the allocation of the purchase price of the business to the assets acquired and the liabilities assumed based upon their fair values. The reporting unit determination is important beyond the initial allocation of purchase price because future impairment assessments of goodwill, as described below, are performed at the reporting unit level. At October 1, 2019, the Company has two reporting units: North America and Europe. Historically, when the Company’s acquisitions have been complementary to these reporting units the goodwill has been assigned to either the North America or Europe reporting unit: for example, the goodwill related to the 2019 acquisition of Fixd Repair and the 2018 acquisition of Handy was assigned to North America.
The allocation of purchase price to the assets acquired and liabilities assumed based upon their fair values is complex because of the judgments involved in determining these values. The determination of purchase price and the fair value of monetary assets acquired and liabilities assumed is typically the least complex aspect of the Company’s accounting for business combinations due to management’s experience and the inherently lower level of complexity. Due to the higher degree of complexity associated with the valuation of intangible assets, the Company usually obtains the assistance of outside valuation experts in the allocation of purchase price to the identifiable intangible assets acquired, which can be both definite-lived, such as acquired technology, customer and contractor relationships, or indefinite lived, such as acquired trade names and trademarks. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the business combination as of the acquisition date.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company’s largest asset with a carrying value of $884.0 million and $894.7 million at December 31, 2019 and 2018, respectively. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $171.6 million and $171.5 million at December 31, 2019 and 2018, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative test, which would require a valuation of the reporting unit, as of October 1. GAAP provides a not all-inclusive set of examples of macroeconomic, industry, market and company specific factors for entities to consider in performing the qualitative assessment described above; management considers the factors it deems relevant in making its more likely than not assessment. While the Company also has the option under GAAP to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. If required, a quantitative test of the recovery of goodwill or indefinite-lived intangible asset involves a comparison of the estimated fair value of the Company reporting unit or indefinite-lived intangible asset that is being tested to its carrying value. If the estimated fair value of a reporting unit or indefinite-lived intangible asset exceeds its carrying value, goodwill of the reporting unit or indefinite-lived intangible asset is not impaired. If the carrying value of a reporting unit or indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded.
For the Company’s annual goodwill test at October 1, 2019, a qualitative assessment of the North America and Europe reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. In the aggregate, ANGI Homeservices' October 1, 2019 market capitalization of $3.6 billion exceeded its carrying value by approximately $2.2 billion. The primary factor that the Company considered in its qualitative assessment for its Europe reporting unit were valuations performed during 2019 that indicated a fair value in excess of the carrying value. The fair value based on the valuation that was most proximate to, but not as of, October 1, 2019 exceeded the carrying value of the Europe reporting unit by $113.3 million. The primary factor that the Company considered in its qualitative assessment for its North America reporting unit was the significant excess of the estimated fair value of the North America reporting unit over its carrying value. The fair value of the North America reporting unit was estimated by subtracting the fair value of the Europe reporting unit, based on the valuation described above, from the October 1, 2019 market capitalization of the Company; the estimated fair value of the North America reporting unit exceeded its carrying value by approximately $2.1 billion.
The fair value of the Company's Europe reporting unit is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rate used in determining the fair value of the Company's Europe reporting unit was 15% in both 2019 and 2018. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11.5% to 27.5% in both 2019 and 2018, and the royalty rates used ranged from 1.5% to 5.5% in both 2019 and 2018.
The 2019 and 2018 annual assessments of goodwill and indefinite-lived intangible assets identified no impairments.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising right-of-use assets ("ROU assets"), capitalized software, leasehold improvements and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of these long-lived assets is $284.7 million and $203.7 million at December 31, 2019 and 2018, respectively.
Income Taxes
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax provision/benefit have been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company's share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated and combined statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital and as financing activities within the statement of cash flows. The portion of the December 31, 2019 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $75.7 million.
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2019 and 2018, the balance of the Company's net deferred tax asset is $69.1 million and $37.0 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2019 and 2018, we have unrecognized tax benefits, including interest, of $4.1 million and $2.4 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2019, the Company is in a three-year cumulative loss position because of costs incurred in connection with the Combination. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss ("NOL") carryforwards of $77.0 million. Based upon current forecasts of future profits, the Company does not expect to be in a three-year cumulative loss position as of December 31, 2020. The Company expects to generate future taxable income of at least $366.9 million prior to the expiration of these NOLs between 2030 and 2037 to fully realize this deferred tax asset.
Stock-Based Compensation
Stock-based compensation expense reflected in our consolidated and combined statement of operations consists of expense related to the Company's stock appreciation rights, stock options and RSUs, equity instruments denominated in shares of subsidiaries, and IAC denominated stock options and PSUs held by ANGI Homeservices employees.
The Company recorded stock-based compensation expense of $68.3 million and $97.1 million for the years ended December 31, 2019 and 2018, respectively. Included in stock-based compensation expense in the years ended December 31, 2019 and 2018 is $32.6 million and $70.6 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination.
Stock-based compensation at the Company is complex due to our desire to attract, retain, inspire and reward outstanding entrepreneurs and managers at each of our companies, including recently acquired companies, by allowing them to benefit directly from the value they help to create. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of our subsidiaries as well as in ANGI. We further refine this approach by tailoring certain equity awards to the applicable circumstances. For example, we issue certain equity awards for which vesting is linked to the achievement of a performance target such as revenue or profits; these awards are referred to as performance-based awards. In other cases, we link the vesting of equity awards to the achievement of a value target for a subsidiary or ANGI’s stock price, as applicable; these awards are referred to as market-based awards. The nature and variety of these types of equity-based awards creates complexity in our determination of stock-based compensation expense.
In addition, acquisitions are an important part of the Company's growth strategy. These transactions may result in the modification of equity awards which creates additional complexity and additional stock-based compensation expense. For example, the conversion of previously issued Home Advisor and Angie’s List awards into ANGI Homeservices awards in the Combination resulted in additional stock-based compensation expense. In addition, our internal reorganizations can also lead to modifications of equity awards and result in additional complexity and stock-based compensation expense.
Finally, the means by which we settle our equity-based awards also introduces complexity into our financial reporting. We provide a path to liquidity by settling the subsidiary denominated awards in IAC or ANGI shares. In addition, certain former HomeAdvisor (US) awards can be settled in IAC or ANGI awards at IAC’s election. These features increase the complexity of our earnings per share calculations.
The Company estimates the fair value of stock appreciation rights (including those modified in connection with the Combination) and stock options, including equity instruments denominated in shares of subsidiaries, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, the most significant of which include expected term, expected volatility of the underlying shares, risk-free interest rates and the expected dividend yield. In addition, the recognition of stock-based compensation expense is impacted by our estimated forfeiture rates, which are based, in part, on historical forfeiture rates. For stock appreciation rights and stock options, including equity instruments denominated in shares of subsidiaries, the grant date fair value of the award is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is the vesting period of the award. The impact on stock-based compensation expense for the year ended December 31, 2019, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding awards would be an increase of $0.8 million, $1.9 million and $0.8 million, respectively. The Company also issues RSUs, performance-based RSUs and market-based RSUs. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying ANGI Homeservices common stock and expensed as stock-based compensation expense over the vesting term. For performance-based RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying ANGI Homeservices common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For market-based RSUs, a lattice model is used to estimate the value of the awards.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" to the consolidated and combined financial statements included in "Item 8. Consolidated and Combined Financial Statements and Supplementary Data."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt, including current maturities.
At December 31, 2019, the $247.5 million outstanding balance on the Company's Term Loan bears interest at LIBOR plus 1.50%. As of December 31, 2019, the rate in effect was 3.25%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the Term Loan would increase or decrease by $2.5 million.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets, principally in the European Union, and, as a result, are exposed to foreign exchange risk for both the Euro and British Pound ("GBP").
For the years ended December 31, 2019, 2018 and 2017, international revenue accounted for 7%, 7% and 9%, respectively, of our consolidated and combined revenue. The Company's primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, translation of the statement of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results.
Foreign currency exchange gains and losses included in the Company's earnings for the years ended December 31, 2019, 2018 and 2017 are gains and (losses) of $0.6 million, $(0.2) million and $0.9 million, respectively. Historically, foreign currency exchange gains and losses have not been material to the Company. As a result, historically, we have not hedged any foreign currency exposures. Our continued international expansion increases our exposure to foreign exchange rate fluctuations and as a result, such fluctuations could have a significant impact on our future results of operations.

Item 8.    Consolidated and Combined Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of ANGI Homeservices Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ANGI Homeservices Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated and combined statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Update
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases, which generally requires all leases be recognized in the statement of financial position, in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842). The Company adopted the standard effective January 1, 2019 on a prospective basis.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Stock-Based Compensation

Description of the Matter
During the year ended December 31, 2019, the Company recorded stock-based compensation expense of $68.3 million. As discussed in Note 11 to the consolidated and combined financial statements, the Company issues various types of equity awards, including stock options, restricted stock units, performance-based stock units, market-based awards and equity instruments denominated in the shares of certain subsidiaries.

Auditing the Company's accounting for stock-based compensation required complex auditor judgment due to the number and the variety of the types of equity awards, the subjectivity of assumptions used to value stock-based awards (e.g. expected term), the frequent use of performance-based vesting conditions and the existence of awards denominated in the shares of certain subsidiaries.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over stock-based compensation. For example, we tested controls over the Company's process to assess the completeness of its share-based awards and for measuring and recording stock-based compensation, including management’s review of the underlying calculations, the significant assumptions used in valuing certain awards, and related valuation reports prepared by its specialists.

To test stock-based compensation expense, we performed audit procedures that included, among others, assessing the completeness of the awards granted and evaluating the methodologies used to estimate the fair value of the awards granted and the significant assumptions described above. Our procedures also included, evaluating the key terms and conditions of awards granted to assess the accounting treatment for a sample of awards and testing the clerical accuracy of the calculation of the expense recorded. Additionally, for certain awards issued by the Company, we involved our internal valuation specialists to assess the valuation methodologies and assumptions used in estimating the fair value of the awards.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.

New York, New York
February 27, 2020

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2019	2018
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$390,565	$336,984
Marketable securities	—	24,947
Accounts receivable, net of allowance and reserves of $20,293 and $16,603, respectively	41,669	27,263
Other current assets	67,759	84,933
Total current assets	499,993	474,127

Right-of-use assets, net	101,243	—
Capitalized software, leasehold improvements and equipment, net	103,361	70,859
Goodwill	883,960	894,709
Intangible assets, net	251,725	304,295
Deferred income taxes	72,581	40,837
Other non-current assets	8,748	23,200
TOTAL ASSETS	$1,921,611	$1,808,027

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable	25,987	20,083
Deferred revenue	58,220	61,417
Accrued expenses and other current liabilities	116,997	105,987
Total current liabilities	214,954	201,237

Long-term debt, net	231,946	244,971
Long-term debt—related party, net	—	1,015
Deferred income taxes	3,441	3,808
Other long-term liabilities	121,055	16,846

Redeemable noncontrolling interests	26,663	18,163

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares, issued 87,007 and 80,515 shares, respectively, and outstanding 79,681 and 80,515, respectively	87	81
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 421,570 and 421,118 shares issued and outstanding	422	421
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,357,075	1,333,097
Retained earnings (accumulated deficit)	16,032	(18,797)
Accumulated other comprehensive loss	(1,379)	(1,861)
Treasury stock, 7,326 and no shares, respectively	(57,949)	—
Total ANGI Homeservices Inc. shareholders' equity	1,314,288	1,312,941
Noncontrolling interests	9,264	9,046
Total shareholders' equity	1,323,552	1,321,987
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,921,611	$1,808,027
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Revenue	$1,326,205	$1,132,241	$736,386
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	46,493	55,739	34,073
Selling and marketing expense	733,223	541,469	464,040
General and administrative expense	348,247	323,462	300,433
Product development expense	64,200	61,143	47,907
Depreciation	39,915	24,310	14,543
Amortization of intangibles	55,482	62,212	23,261
Total operating costs and expenses	1,287,560	1,068,335	884,257
Operating income (loss)	38,645	63,906	(147,871)
Interest expense—third-party	(11,493)	(11,623)	(1,765)
Interest expense—related party	(16)	(118)	(5,971)
Other income, net	6,510	17,859	1,974
Earnings (loss) before income taxes	33,646	70,024	(153,633)
Income tax benefit	1,668	7,483	49,106
Net earnings (loss)	35,314	77,507	(104,527)
Net (earnings) loss attributable to noncontrolling interests	(485)	(189)	1,409
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$34,829	$77,318	$(103,118)

Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings (loss) per share	$0.07	$0.16	$(0.24)
Diluted earnings (loss) per share	$0.07	$0.15	$(0.24)

Stock-based compensation expense by function:
Cost of revenue	$—	$—	$19
Selling and marketing expense	3,717	3,368	25,763
General and administrative expense	56,475	84,028	107,662
Product development expense	8,063	9,682	15,786
Total stock-based compensation expense	$68,255	$97,078	$149,230

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net earnings (loss)	$35,314	$77,507	$(104,527)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	399	(4,862)	4,968
Change in unrealized gains and losses on available-for-sale debt securities	(3)	3	—
Total other comprehensive income (loss)	396	(4,859)	4,968
Comprehensive income (loss)	35,710	72,648	(99,559)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(485)	(189)	1,409
Change in foreign currency translation adjustment attributable to noncontrolling interests	86	766	(1,015)
Comprehensive (income) loss attributable to noncontrolling interests	(399)	577	394
Comprehensive income (loss) attributable to ANGI Homeservices Inc. shareholders	$35,311	$73,225	$(99,165)

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2019, 2018 and 2017

		ANGI Homeservices Inc. Shareholders' Equity and Invested Capital
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value							Total ANGI Homeservices Inc. Shareholders' Equity and Invested Capital

											Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Invested Capital		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2016	$13,781	$—	—	$—	—	$—	—	$—	$—	$154,852	$(1,721)	$—	$153,131	$9,482	$162,613
Net (loss) earnings	(1,391)	—	—	—	—	—	—	—	(121,764)	18,646	—	—	(103,118)	(18)	(103,136)
Other comprehensive income	758	—	—	—	—	—	—	—	—	—	3,953	—	3,953	257	4,210
Net increase in IAC’s investment in HomeAdvisor prior to the Combination	—	—	—	—	—	—	—	—	—	46,339	—	—	46,339	—	46,339
Contribution of IAC's HomeAdvisor business to ANGI Homeservices Inc. and Combination with Angie's List	—	61	61,291	415	414,754	—	—	997,107	—	(218,112)	—	—	779,471	—	779,471
Stock-based compensation expense	2,017	—	—	—	—	—	—	125,451	—	—	—	—	125,451	—	125,451
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	1,527	—	—	—	—	(8,492)	—	—	—	—	(8,490)	—	(8,490)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	432	—	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interests created in acquisitions	14,758	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	(11,991)	—	—	—	—	—	—	—	—	—	—	—	—	(848)	(848)
Adjustment of redeemable noncontrolling interests to fair value	3,332	—	—	—	—	—	—	(1,607)	—	(1,725)	—	—	(3,332)	—	(3,332)
Other	36	—	—	—	—	—	—	(59)	—	—	—	—	(59)	875	816
Balance as of December 31, 2017	$21,300	$63	62,818	$415	415,186	$—	—	$1,112,400	$(121,764)	$—	$2,232	$—	$993,346	$9,748	$1,003,094
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	—	—	25,649	—	—	—	25,649	—	25,649
Net (loss) earnings	(146)	—	—	—	—	—	—	—	77,318	—	—	—	77,318	335	77,653
Other comprehensive loss	(582)	—	—	—	—	—	—	—	—	—	(4,093)	—	(4,093)	(184)	(4,277)
Stock-based compensation expense	1,138	—	—	—	—	—	—	95,940	—	—	—	—	95,940	—	95,940
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	9	9,111	—	—	—	—	(25,100)	—	—	—	—	(25,091)	—	(25,091)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	856	—	—	(1)	—	—	—	—	—	—	—
Issuance of common stock to IAC pursuant to the post-closing adjustment provision of the Angie's List merger agreement	—	—	—	5	5,076	—	—	(5)	—	—	—	—	—	—	—
Issuance of common stock to the equity holders of Handy Technologies, Inc. pursuant to the merger agreement	—	9	8,586	—	—	—	—	165,788	—	—	—	—	165,797	—	165,797
Distribution to IAC pursuant to the tax sharing agreement	—	—	—	—	—	—	—	(12,100)	—	—	—	—	(12,100)	—	(12,100)
Purchase of noncontrolling interests	(4,825)	—	—	—	—	—	—	—	—	—	—	—	—	(1,236)	(1,236)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
Years Ended December 31, 2019, 2018 and 2017

		ANGI Homeservices Inc. Shareholders' Equity and Invested Capital
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value							Total ANGI Homeservices Inc. Shareholders' Equity and Invested Capital

											Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Invested Capital		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Adjustment of redeemable noncontrolling interests to fair value	1,244	—	—	—	—	—	—	(1,244)	—	—	—	—	(1,244)	—	(1,244)
Other	34	—	—	—	—	—	—	(2,581)	—	—	—	—	(2,581)	383	(2,198)
Balance as of December 31, 2018	$18,163	$81	80,515	$421	421,118	$—	—	$1,333,097	$(18,797)	$—	$(1,861)	$—	$1,312,941	$9,046	$1,321,987
Net earnings	142	—	—	—	—	—	—	—	34,829	—	—	—	34,829	343	35,172
Other comprehensive income (loss)	39	—	—	—	—	—	—	—	—	—	482	—	482	(125)	357
Stock-based compensation expense	148	—	—	—	—	—	—	65,815	—	—	—	—	65,815	—	65,815
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	6	6,492	—	—	—	—	(32,963)	—	—	—	—	(32,957)	—	(32,957)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	452	—	—	(1,766)	—	—	—	—	(1,765)	—	(1,765)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(57,949)	(57,949)	—	(57,949)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	1,151	—	—	—	—	1,151	—	1,151
Purchase of redeemable noncontrolling interests	(71)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	8,242	—	—	—	—	—	—	(8,242)	—	—	—	—	(8,242)	—	(8,242)
Other	—	—	—	—	—	—	—	(17)	—	—	—	—	(17)	—	(17)
Balance as of December 31, 2019	$26,663	$87	87,007	$422	421,570	$—	—	$1,357,075	$16,032	$—	$(1,379)	$(57,949)	$1,314,288	$9,264	$1,323,552
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$35,314	$77,507	$(104,527)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	68,255	97,078	149,230
Amortization of intangibles	55,482	62,212	23,261
Bad debt expense	64,278	47,242	27,514
Depreciation	39,915	24,310	14,543
Deferred income taxes	(3,250)	(8,368)	(48,350)
Loss (gain) from the sale of a business	218	(13,237)	—
Other adjustments, net	7,987	(519)	(911)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(78,954)	(47,686)	(33,179)
Other assets	13,382	(12,959)	4,523
Accounts payable and other liabilities	13,627	(576)	778
Income taxes payable and receivable	1,650	725	(2,054)
Deferred revenue	(3,743)	(2,029)	10,995
Net cash provided by operating activities	214,161	223,700	41,823
Cash flows from investing activities:
Acquisitions, net of cash acquired	(20,341)	3,669	(66,340)
Capital expenditures	(68,804)	(46,976)	(26,837)
Proceeds from maturities of marketable debt securities	25,000	35,000	—
Purchases of marketable debt securities	—	(59,671)	—
Net proceeds from the sale of a business	23,615	—	—
Proceeds from sale of fixed assets	—	10,412	—
Other, net	(103)	(25)	—
Net cash used in investing activities	(40,633)	(57,591)	(93,177)
Cash flows from financing activities:
Borrowings under term loan	—	—	275,000
Principal payments on term loan	(13,750)	(13,750)	—
Debt issuance costs	—	(2,168)	(3,013)
Proceeds from issuance of related party debt	—	—	131,360
Principal payments on related party debt	(1,008)	(1,904)	(181,580)
Purchase of treasury stock	(56,905)	—	—
Proceeds from the exercise of stock options	573	4,693	1,653
Withholding taxes paid on behalf of employees on net settled stock-based awards	(35,284)	(29,844)	(10,113)
Transfers from IAC for periods prior to the Combination	—	—	24,178
Distribution to IAC pursuant to tax sharing agreement	(11,355)	—	—
Purchase of noncontrolling interests	(71)	(6,061)	(12,789)
Other, net	(3,732)	13	37
Net cash (used in) provided by financing activities	(121,532)	(49,021)	224,733
Total cash provided	51,996	117,088	173,379
Effect of exchange rate changes on cash and cash equivalents and restricted cash	661	212	1,217
Net increase in cash and cash equivalents and restricted cash	52,657	117,300	174,596
Cash and cash equivalents and restricted cash at beginning of period	338,821	221,521	46,925
Cash and cash equivalents and restricted cash at end of period	$391,478	$338,821	$221,521

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
ANGI Homeservices Inc. connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 250,000 domestic service professionals find work through ANGI Homeservices, and consumers turn to at least one of our brands to find a professional for more than 25 million projects each year. We've established category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair.
On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At December 31, 2019, IAC owned 84.1% and 98.1% of the economic interest and voting interest, respectively, of ANGI Homeservices. See "Note 4—Business Combinations" for additional information related to the Combination.
The HomeAdvisor digital marketplace service connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments with those professionals online or connect with them by telephone. Effective September 29, 2017, the Company also owns and operates Angie’s List, which connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories, as well as provides consumers with valuable tools, services and content, including verified reviews of local service professionals, to help them research, shop and hire for local services. On October 19, 2018, the Company acquired Handy Technologies, Inc. ("Handy"), a leading platform for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. Together, we refer to the HomeAdvisor and Handy businesses in the United States as the ("Marketplace"). On January 25, 2019, the Company completed the acquisition of Fixd Repair, a home warranty and service company. We also own and operate mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses. Prior to its sale on December 31, 2018, the Company also operated Felix, a pay-per-call advertising service business that was included in our North America segment. In addition to its market-leading U.S. operations, ANGI Homeservices owns leading home services online marketplaces in France (Travaux), Germany (MyHammer), Netherlands (Werkspot), United Kingdom (MyBuilder), Canada (HomeStars) and Italy (Instapro), as well as operations in Austria (MyHammer).
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Company prepares its consolidated and combined financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company's financial statements were prepared on a consolidated basis beginning September 29, 2017 and on a combined basis for periods prior thereto. The difference in presentation is due to the fact that the final steps of the legal reorganization, through which IAC contributed the HomeAdvisor business and cash to fund the cash consideration paid in the Combination to ANGI Homeservices Inc., were not completed, as planned, until immediately prior to September 29, 2017. The preparation of the financial statements on a combined basis for periods prior thereto allows for the financial statements to be presented on a consistent basis for all periods presented. The combined financial statements have been prepared on a standalone basis and are derived from the historical consolidated financial statements and accounting records of IAC through September 29, 2017. The combined financial statements reflect the results of operations and cash flows of the businesses comprising the HomeAdvisor business since their respective dates of acquisition by IAC. The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The combined financial statements reflect the allocation to ANGI Homeservices of certain IAC corporate expenses relating to the HomeAdvisor business based on the historical consolidated financial statements and accounting records of IAC through September 29, 2017. For the purpose of these financial statements, income taxes have been computed as if ANGI Homeservices filed tax returns on a standalone, separate basis.
All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) ANGI Homeservices and (ii) IAC and its subsidiaries, with the exception of a promissory note payable to a foreign subsidiary of IAC, are considered to be effectively settled for cash at the time the transaction is recorded. The promissory note payable to a foreign subsidiary of IAC is included in "Long-term debt—related party" in the accompanying consolidated balance sheet and was settled during the first quarter of 2019. See "Note 15—Related Party Transactions with IAC" for additional information on transactions between ANGI Homeservices and IAC.
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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of definite-lived intangible assets and capitalized software, leasehold improvements and equipment; the recoverability of goodwill and indefinite-lived intangible assets; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Revenue Recognition
The Company adopted the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. The effect of the adoption of ASU No. 2014-09 was that commissions paid to employees pursuant to certain sales incentive programs, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional (also referred to as the estimated customer relationship period). These costs were expensed as incurred prior to January 1, 2018. The cumulative effect of the adoption of ASU No. 2014-09 was the establishment of a current and non-current asset for capitalized sales commissions of $29.7 million and $4.2 million, respectively, and a related deferred tax liability of $8.3 million, resulting in a net increase to retained earnings of $25.6 million on January 1, 2018.
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

The Company accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
Revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and fees from completed jobs sourced through the HomeAdvisor and Handy platforms, and (ii) HomeAdvisor service professional membership subscription fees. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. The Company’s consumer connection revenue is generated and recognized when an in-network service professional is delivered a consumer match or when a job sourced through the HomeAdvisor and Handy platforms are completed. Service professional membership subscription revenue is initially deferred and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice or collected when a consumer schedules a job through the HomeAdvisor and Handy platforms. The Company maintains revenue reserves for potential credits for services provided by Handy service professionals to consumers.
Revenue is also derived from (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) membership subscription fees from consumers and (iii) service warranty subscription and other services. Angie's List service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angie's List website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Angie's List prepaid consumer membership

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, we modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition will change for pre-priced jobs and will be later than the timing of existing consumer connection revenue for HomeAdvisor because we will not be able to record revenue, generally, until the service professional commences the job on our behalf.
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
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASU No. 2014-09, applicable to such contracts and does not consider the time value of money.
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
During the years ended December 31, 2019 and 2018, the Company recognized expense of $56.8 million and $50.0 million, respectively, related to the amortization of these costs. The current contract assets are $35.1 million, $35.5 million and $29.7 million at December 31, 2019 and 2018, and January 1, 2018, respectively. The non-current contract asset balances are $4.0 million, $3.4 million and $4.2 million at December 31, 2019 and 2018, and January 1, 2018, respectively. The current and non-current contract assets are included in "Other current assets" and "Other non-current assets," respectively, in the accompanying consolidated balance sheet.

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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance is $58.4 million, $61.9 million and $64.1 million at December 31, 2019 and 2018, and January 1, 2018, respectively. During the years ended December 31, 2019 and 2018, the Company recognized $61.0 million and $61.2 million of revenue that was included in the deferred revenue balance at December 31, 2018 and January 1, 2018, respectively. The current deferred revenue balances are $58.2 million and $61.4 million at December 31, 2019 and 2018, respectively. The non-current deferred revenue balances are $0.2 million and $0.5 million at December 31, 2019 and 2018, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying consolidated balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents consist of AAA rated government money market funds, treasury discount notes, commercial paper, time deposits and certificates of deposit. Internationally, there are no cash equivalents at December 31, 2019 and 2018.
Investments in Marketable Debt Securities
The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other income (expense), net. The Company held no marketable debt securities at December 31, 2019. At December 31, 2018, marketable debt securities consisted of treasury discount notes.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Capitalized Software, Leasehold Improvements and Equipment
Capitalized software, leasehold improvements and equipment, including significant improvements, are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Capitalized software and computer equipment	2 to 3 Years
Furniture and other equipment	5 to 7 Years
Leasehold improvements	5 to 25 Years

The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $56.3 million and $37.6 million at December 31, 2019 and 2018, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company usually uses the assistance of outside valuation experts to assist in the allocation of purchase price to identifiable intangible assets acquired. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. At October 1, 2019, the Company has two reporting units: North America and Europe.
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
For the Company’s annual goodwill test at October 1, 2019, a qualitative assessment of the North America and Europe reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. In the aggregate, ANGI Homeservices' October 1, 2019 market capitalization of $3.6 billion exceeded its carrying value by approximately $2.2 billion. The primary factor that the Company considered in its qualitative assessment for its Europe reporting unit were valuations performed during 2019 that indicated a fair value in excess of the carrying value. The fair value based on the valuation that was most proximate to, but not as of, October 1, 2019 exceeded the carrying value of the Europe reporting unit by $113.3 million. The primary factor that the Company considered in its qualitative assessment for its North America reporting unit was the significant excess of the estimated fair value of the North America reporting unit over its carrying value. The fair value of the North America reporting unit was estimated by subtracting the fair value of the Europe reporting unit, based on the valuation described above, from the October 1, 2019 market capitalization of the Company; the estimated fair value of the North America reporting unit exceeded its carrying value by approximately $2.1 billion.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The fair value of the Company's Europe reporting unit is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rate used in determining the fair value of the Company's Europe reporting unit was 15% in both 2019 and 2018. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11.5% to 27.5% in both 2019 and 2018, and the royalty rates used ranged from 1.5% to 5.5% in both 2019 and 2018.
The 2019, 2018 and 2017 annual assessments of goodwill and indefinite-lived intangible assets identified no impairments.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of ROU assets, capitalized software, leasehold improvements and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized.
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

The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising and partner-related payments to those who direct traffic to our platforms. Advertising expense is $484.3 million, $334.7 million and $282.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Legal Costs
Legal costs are expensed as incurred.
Income Taxes
ANGI Homeservices is included within IAC's tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax provision/benefit have been computed for ANGI Homeservices on an as if standalone, separate return basis and payments to and refunds from IAC for its share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated and combined statement of cash flows.
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
Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to ANGI Homeservices Inc. shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock appreciation rights, stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company.
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
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates. No put and call arrangements were exercised during 2019. During the years ended December 31, 2018 and 2017, one of these arrangements was exercised. Because these put arrangements are exercisable by the counter-party outside the control of the Company, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital or invested capital for periods subsequent to and prior to the Combination, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company recorded adjustments of $8.2 million, $1.2 million and $3.3 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
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
The Company adopted ASU No. 2016-02, Leases (Topic 842) ("ASC 842") effective January 1, 2019. ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The adoption of ASC 842 resulted in the recognition of $69.4 million of ROU assets and related lease liabilities as of January 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s consolidated statement of operations and consolidated statement of cash flows.
The Company adopted ASC 842 prospectively and, therefore, did not revise comparative period information or disclosure. In addition, the Company elected the package of practical expedients permitted under ASC 842.
See "Note 13—Leases" for additional information on the adoption of ASC 842.
Accounting Pronouncements Not Yet Adopted by the Company
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 replaces the “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. The Company adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective approach. The adoption of ASU No. 2016-13 will not have a material impact on the Company's consolidated financial statements.
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The provisions of ASU No. 2019-12 are effective for reporting periods beginning after December 15, 2020 with early adoption permitted. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU No. 2019-12 on January 1, 2020 using the modified retrospective basis for those amendments that are not applied on a prospective basis.  The adoption of ASU No. 2019-12 will not have a material impact on the Company’s consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax provision/benefit have been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company's share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated and combined statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable or receivable from IAC under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital and as financing activities within the statement of cash flows.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

U.S. and foreign earnings (loss) before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
U.S.	$39,821	$82,652	$(132,000)
Foreign	(6,175)	(12,628)	(21,633)
Total	$33,646	$70,024	$(153,633)

The components of the income tax (benefit) provision are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current income tax provision (benefit):
Federal	$(43)	$—	$(443)
State	819	(20)	21
Foreign	806	905	(334)
Current income tax provision (benefit)	1,582	885	(756)

Deferred income tax benefit
Federal	(3,416)	(5,549)	(38,587)
State	517	(1,100)	(8,467)
Foreign	(351)	(1,719)	(1,296)
Deferred income tax benefit	(3,250)	(8,368)	(48,350)
Income tax benefit	$(1,668)	$(7,483)	$(49,106)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
NOL carryforwards	$158,727	$124,877
Stock-based compensation	33,613	35,991
Long-term lease liabilities	32,642	—
Other	26,226	14,786
Total deferred tax assets	251,208	175,654
Less valuation allowance	(71,472)	(58,903)
Net deferred tax assets	179,736	116,751

Deferred tax liabilities:
Intangible assets	(63,900)	(75,722)
Right-of-use assets	(24,836)	—
Capitalized software, leasehold improvements and equipment	(12,377)	(3,432)
Capitalized costs to obtain a contract with a customer	(9,400)	—
Other	(83)	(568)
Total deferred tax liabilities	(110,596)	(79,722)
Net deferred tax assets	$69,140	$37,029

The portion of the December 31, 2019 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $75.7 million.
At December 31, 2019, the Company has federal and state NOLs of $372.2 million and $365.8 million, respectively. If not utilized, the federal NOLs will expire between 2030 and 2037 and the state NOLs will expire at various times primarily between 2025 and 2039. Federal and state NOLs of $121.2 million and $55.8 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2019, the Company has foreign NOLs of $322.4 million available to offset future income. Of these foreign NOLs, $298.0 million can be carried forward indefinitely and $24.4 million, if not utilized, will expire at various times between 2020 and 2039. During 2019, the Company recognized tax benefits related to NOLs of $28.2 million. Included in this amount is $26.9 million of tax benefits of acquired attributes which was recorded as a reduction to goodwill.
At December 31, 2019, the Company has tax credit carryforwards of $11.7 million relating to federal and state tax credits for research activities. Of these credit carryforwards, $0.6 million can be carried forward indefinitely and $11.0 million will expire between 2024 and 2039.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At December 31, 2019, the Company has a U.S. gross deferred tax asset of $177.7 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $61.8 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $115.9 million will be utilized based on forecasts of future taxable income.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

During 2019, the Company’s valuation allowance increased by $12.6 million primarily due to an increase in foreign and state net operating losses. At December 31, 2019, the Company has a valuation allowance of $71.5 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Income tax provision (benefit) at the federal statutory rate of 21% (35% for 2017)	$7,066	$14,705	$(53,771)
State income taxes, net of effect of federal tax benefit	2,693	4,702	(3,678)
Stock-based compensation	(12,768)	(25,184)	(32,702)
Research credit	(3,308)	(1,169)	(784)
Unbenefited losses	1,523	2,227	5,915
Deferred tax adjustment for enacted changes in tax law and rates	502	(1,431)	33,002
Other, net	2,624	(1,333)	2,912
Income tax benefit	$(1,668)	$(7,483)	$(49,106)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2019	2018	2017
	(In thousands)
Balance at January 1	$2,356	$1,548	$602
Additions based on tax positions related to the current year	1,325	411	235
Additions for tax positions of prior years	344	397	711
Balance at December 31	$4,025	$2,356	$1,548

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2019 and 2018, accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the HomeAdvisor business. The statute of limitations for the years 2010 through 2012 has been extended to November 30, 2020 and the statute of limitations for years 2013 through 2015 has been extended to December 31, 2020. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

At December 31, 2019 and 2018, unrecognized tax benefits are $4.1 million and $2.4 million respectively, including tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at December 31, 2019 are subsequently recognized, income tax provision would be reduced by $4.0 million. The comparable amount as of December 31, 2018 is $2.4 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.4 million by December 31, 2020, due to potential settlements; $1.2 million of which would reduce the income tax provision.
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
The Company's income tax benefit for the year ended December 31, 2017, includes a tax expense of $33.0 million related to the Tax Act, for the remeasurement of U.S. net deferred tax assets due to the reduction in the corporate income tax rate. The Company was not subject to the one-time transition tax because it had cumulative losses from its international operations.
NOTE 4—BUSINESS COMBINATIONS
Handy Acquisition
On October 19, 2018, the Company acquired 100% of Handy, a leading platform for connecting individuals looking for household services, for total consideration of $168.4 million. This includes the aggregate fair value of 8.6 million shares of Class A common stock issued by the Company of $165.8 million, which is based on the closing stock price of ANGI on the NASDAQ on October 19, 2018 of $19.31 and cash consideration paid by the Company.
During 2019, the Company finalized its assessment of net operating losses acquired in the Handy acquisition. As a result, the Company revised the purchase price allocation for Handy by increasing the fair value of deferred tax assets by $27.2 million and decreasing goodwill by $27.2 million.
The financial results of Handy are included in the Company's consolidated and combined financial statements, within the North America segment, beginning October 19, 2018.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Handy
(In thousands)
Cash and cash equivalents	$5,710
Other current assets	2,050
Goodwill	115,183
Intangible assets	38,800
Other non-current assets	8
Deferred income taxes	20,070
Total assets	181,821
Current liabilities	(13,419)
Net assets acquired	$168,402

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
Unaudited Pro Forma Financial Information
The unaudited pro forma financial information in the table below presents the combined results of the Company, Angie's List, HomeStars and MyBuilder as if these acquisitions had occurred on January 1, 2016 (the "2017 Acquisitions"), and Handy as if this acquisition had occurred on January 1, 2017. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the 2017 Acquisitions actually occurred on January 1, 2016 and the Handy acquisition actually occurred on January 1, 2017. For the year ended December 31, 2018, pro forma adjustments include a reduction in transaction related costs of $4.6 million because they are one-time in nature and will not have a continuing impact on operations and an increase in amortization of intangibles of $2.5 million. For the year ended December 31, 2017, pro forma adjustments include (i) reductions in stock-based compensation expense of $77.2 million and transaction related costs of $35.2 million because they are one-time in nature and will not have a continuing impact on operations; and (ii) an increase in amortization of intangibles of $39.1 million. The stock-based compensation expense is primarily related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. The transaction related costs include severance and retention costs of $19.8 million related to the Combination.

	Years Ended December 31,
	2018	2017
	(In thousands)
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2019	2018
	(In thousands)
Goodwill	$883,960	$894,709
Intangible assets with indefinite lives	171,599	171,486
Intangible assets with definite lives, net of accumulated amortization	80,126	132,809
Total goodwill and intangible assets, net	$1,135,685	$1,199,004

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2019:

	Balance at December 31, 2018	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2019
	(In thousands)
North America	$824,037	$18,326	$(29,266)	$320	$813,417
Europe	70,672	—	—	(129)	70,543
Total goodwill	$894,709	$18,326	$(29,266)	$191	$883,960
Additions relate to the acquisition of Fixd Repair (included in the North America segment). Deductions primarily relate to tax benefits of acquired attributes related to the acquisition of Handy (included in the North America segment).
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2019 and 2018, intangible assets with definite lives are as follows:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Service professional relationships	$99,651	$(76,445)	$23,206	2.9
Technology	89,095	(37,721)	51,374	5.3
Memberships	15,900	(11,940)	3,960	3.0
Customer lists and user base	14,298	(13,590)	708	1.4
Trade names	2,390	(1,512)	878	6.8
Total	$221,334	$(141,208)	$80,126	3.8

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Service professional relationships	$99,528	$(44,674)	$54,854	2.9
Technology	88,049	(22,078)	65,971	5.4
Memberships	15,900	(6,640)	9,260	3.0
Customer lists and user base	13,496	(10,772)	2,724	1.0
Trade names	1,425	(1,425)	—	5.0
Total	$218,398	$(85,589)	$132,809	3.8

At December 31, 2019, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2020	$42,298
2021	14,951
2022	13,964
2023	8,148
2024	190
Thereafter	575
Total	$80,126

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
The Company did not hold any available-for-sale marketable debt securities at December 31, 2019.
At December 31, 2018, current available-for-sale marketable debt securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$24,947	$1	$(1)	$24,947
Total available-for-sale marketable debt securities	$24,947	$1	$(1)	$24,947

There were no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2018.
For the years ended December 31, 2019 and 2018, proceeds from maturities of available-for-sale marketable debt securities were $25.0 million and $35.0 million, respectively. There were no gross realized gains or losses from the maturities of available-for-sale marketable debt securities for the years ended December 31, 2019 and 2018.
Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$291,810	$—	$—	$291,810
Time deposits	—	23,040	—	23,040
Total	$291,810	$23,040	$—	$314,850

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$137,359	$—	$—	$137,359
Treasury discount notes	—	99,914	—	99,914
Commercial paper	—	52,931	—	52,931
Time deposits	—	15,000	—	15,000
Marketable debt securities:
Treasury discount notes	—	24,947	—	24,947
Total	$137,359	$192,792	$—	$330,151

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,681)	$(13,750)	$(12,753)
Long-term debt, net(a)	(231,946)	(232,581)	(244,971)	(229,556)
Long-term debt—related party, net	—	—	(1,015)	(1,092)

_________________

(a)	At December 31, 2019 and 2018, the carrying value of long-term debt, net includes unamortized debt issuance costs of $1.8 million and $2.5 million, respectively.
The fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. The fair value of long-term debt—related party, which was settled during the first quarter of 2019, was based on Level 3 inputs and was estimated by discounting the future cash flows based on current market conditions.
NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2019	2018
	(In thousands)
Term Loan due November 5, 2023	$247,500	$261,250
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,804	2,529
Total long-term debt, net	$231,946	$244,971

See "Note 15—Related Party Transactions with IAC" for a description of long-term debt—related party.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Term Loan and Credit Facility
On November 1, 2017, the Company borrowed $275 million under a five-year term loan facility ("Term Loan"). On November 5, 2018, the Term Loan was amended and restated, and is now due on November 5, 2023. At both December 31, 2019 and 2018, the Term Loan bears interest at LIBOR plus 1.50%. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio. The interest rate was 3.25% and 3.98%, at December 31, 2019 and 2018, respectively. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due.
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
On November 5, 2018, the Company entered into a five-year $250 million revolving credit facility (the "Credit Facility"). At December 31, 2019 and 2018, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio most recently reported and is 25 basis points at both December 31, 2019 and 2018. Borrowings under the Credit Facility bear interest, at the Company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on the Company's consolidated net leverage ratio. The financial and other covenants are the same as those for the Term Loan.
The Term Loan and Credit Facility are guaranteed by the Company's wholly-owned material domestic subsidiaries and is secured by substantially all assets of the Company and the guarantors, subject to certain exceptions.
Long-term debt maturities:

Years Ending December 31,	(In thousands)
2020	$13,750
2021	13,750
2022	27,500
2023	192,500
Total	247,500
Less: current portion of Term Loan	13,750
Less: unamortized debt issuance costs	1,804
Total long-term debt, net	$231,946

NOTE 8—SHAREHOLDERS' EQUITY
Description of Class A Common Stock, Class B Convertible Common Stock and Class C Common Stock
Except as described herein, shares of ANGI Homeservices Class A common stock, Class B common stock and Class C common stock are identical.
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
At December 31, 2019, IAC holds all 421.6 million outstanding shares of our Class B common stock, which represents an 84.1% economic interest and 98.1% voting interest in the Company.
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
Reserved Common Shares
In connection with equity compensation plans, 55.9 million shares of ANGI Homeservices common stock are reserved at December 31, 2019.
Common Stock Repurchases
On February 6, 2019, the Board of Directors of ANGI Homeservices authorized the Company to repurchase up to 15 million shares of its common stock. During the year ended December 31, 2019, the Company repurchased 7.3 million shares of ANGI common stock for aggregate consideration, on a trade date basis, of $57.9 million. At December 31, 2019, the Company has approximately 7.7 million shares remaining in its share repurchase authorization.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Year Ended December 31, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(1,864)	$3	$(1,861)
Other comprehensive income (loss)	485	(3)	482
Net current period other comprehensive income (loss)	485	(3)	482
Balance at December 31	$(1,379)	$—	$(1,379)

	Year Ended December 31, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$2,232	$—	$2,232
Other comprehensive (loss) income before reclassifications	(4,044)	3	(4,041)
Amounts reclassified to earnings	(52)	—	(52)
Net current period other comprehensive (loss) income	(4,096)	3	(4,093)
Balance at December 31	$(1,864)	$3	$(1,861)

	Year Ended December 31, 2017
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(1,721)	$(1,721)
Other comprehensive income before reclassifications	3,980	3,980
Amounts reclassified to earnings	(27)	(27)
Net current period other comprehensive income	3,953	3,953
Balance at December 31	$2,232	$2,232

The amounts reclassified out of foreign currency translation adjustment into earnings for the years ended December 31, 2018 and 2017 relate to the liquidation of an international subsidiary.
At December 31, 2019, 2018 and 2017, there was no tax benefit or provision on the accumulated other comprehensive income (loss).

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 10—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to ANGI Homeservices shareholders:

	Years Ended December 31,
	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$35,314	$35,314	$77,507	$77,507	$(104,527)	$(104,527)
Net (earnings) loss attributable to noncontrolling interests	(485)	(485)	(189)	(189)	1,409	1,409
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$34,829	$34,829	$77,318	$77,318	$(103,118)	(103,118)

Denominator:
Weighted average basic shares outstanding	504,875	504,875	484,232	484,232	430,612	430,612
Dilutive securities (a)(b)(c)	—	13,044	—	29,365	—	—
Denominator for earnings per share—weighted average shares	504,875	517,919	484,232	513,597	430,612	430,612

Earnings (loss) per share attributable to ANGI Homeservices Inc. shareholders:
Earnings (loss) per share	$0.07	$0.07	$0.16	$0.15	$(0.24)	$(0.24)
________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock appreciation rights, stock options and subsidiary denominated equity and vesting of restricted stock units ("RSUs"). For the years ended December 31, 2019 and 2018, 5.5 million and 3.1 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Performance-based stock units ("PSUs") and market-based awards are considered contingently issuable shares. Shares issuable upon exercise or vesting of PSUs and market-based awards are included in the denominator for earnings per share if (i) the applicable performance or market condition(s) has been met and (ii) the inclusion of the PSUs and market-based awards is dilutive for the respective reporting periods. For the years ended December 31, 2019 and 2018, 0.9 million and 1.3 million shares underlying PSUs and market-based awards were excluded from the calculation of diluted earnings per share because the performance or market condition(s) had not been met.

(c)
For the year ended December 31, 2017, the Company had a loss from operations and as a result, approximately 54.1 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute diluted earnings per share amounts.

NOTE 11—STOCK-BASED COMPENSATION
The Company currently has one active stock plan, which became effective in 2017 upon the completion of the Combination. This plan replaced the HomeAdvisor 2013 Incentive plan, which governed equity awards prior to the Combination. The 2017 plan covers stock options, stock appreciation rights and RSU awards, including those that are linked to the achievement of the Company's stock price, known as market-based awards ("MSUs") and those that are linked to the achievement of a performance target, known as performance-based awards ("PSUs"), denominated in shares of ANGI Homeservices common stock, as well as provides for the future grant of these and other equity awards. The 2017 plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2019, there are 19.6 million shares available for grant under the 2017 plan.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The 2017 plan has a stated term of ten years, and provides that the exercise price of stock options and stock appreciation rights granted will not be less than the market price of the Company's common stock on the grant date. The plan does not specify grant dates or vesting schedules for awards, as those determinations have been delegated to the Compensation Committee of ANGI Homeservices Board of Directors (the "Committee"). Each grant agreement reflects the grant date and vesting schedule for that particular grant as determined by the Committee. Stock options and stock appreciation rights granted subsequent to the Combination through December 31, 2019 generally vest in equal annual installments over a four-year period from the grant date. RSU awards granted subsequent to the Combination through December 31, 2019 generally vest either in two 50% installments over a three and four-year period or in equal annual installments over a four-year period, in each case, from the grant date. MSU awards granted subsequent to the Combination generally vest in five installments over a two-year period from the grant date. PSU awards granted subsequent to the Combination generally cliff vest in either a three or five-year period from the grant date.
Stock-based compensation expense recognized in the consolidated and combined statement of operations includes expense related to: (i) the Company's stock options, stock appreciation rights and RSUs; (ii) equity instruments denominated in shares of its subsidiaries; and (iii) IAC denominated stock options and PSUs held by ANGI Homeservices employees. The amount of stock-based compensation expense recognized is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2019, there is $108.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
The total income tax benefit recognized in the accompanying consolidated and combined statement of operations for the years ended December 31, 2019, 2018 and 2017 related to all stock-based compensation is $28.8 million, $49.5 million and $71.1 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options and stock appreciation rights for the years ended December 31, 2019, 2018 and 2017 is $27.9 million, $40.2 million and $47.3 million, respectively. There may be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights outstanding at December 31, 2019 and changes during the year ended December 31, 2019 is as follows:

	December 31, 2019
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2019	33,158	$3.42
Granted	—	—
Exercised	(9,009)	2.06
Forfeited	(158)	8.16
Expired	(7)	23.21
Outstanding at December 31, 2019	23,984	$3.89	6.4	$114,687
Exercisable	15,208	$3.52	6.1	$78,854

The aggregate intrinsic value in the table above represents the difference between ANGI Homeservices closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money awards that would have been

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

exercised had all award holders exercised their awards on December 31, 2019. The total intrinsic value of awards exercised during the years ended December 31, 2019, 2018 and 2017 is $107.5 million, $151.2 million and $100.7 million, respectively.
The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2019:

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2019	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
	(Shares in thousands)
$0.01 to $3.00	9,562	5.5	$1.84	7,904	5.3	$1.67
$3.01 to $6.00	12,997	7.1	4.53	6,347	7.1	4.53
$6.01 to $9.00	149	5.1	7.93	141	5	7.89
$9.01 to $12.00	771	7.3	10.64	436	6.8	10.51
$12.01 to $15.00	369	6.5	12.94	244	5.9	13.04
$15.01 to $18.00	—	—	—	—	—	—
$18.01 to $21.00	115	3.2	19.88	115	3.2	19.88
$21.01 to $24.00	21	3.6	22.02	21	3.6	22.02
	23,984	6.4	$3.89	15,208	6.1	$3.52

There were no stock options or stock appreciation rights granted by the Company for the years ended December 31, 2019 and 2018. Approximately 0.9 million stock options and stock appreciation rights were granted by the Company subsequent to the Combination through December 31, 2017. Approximately 4.7 million stock appreciation rights were granted by the Company for the period prior to the Combination in 2017.
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

Year Ended
December 31, 2017
Expected volatility	50%
Risk-free interest rate	2.0%
Expected term	5.5 years
Dividend yield	—%

The per share weighted average grant date fair value of stock options and stock appreciation rights granted by the Company subsequent to the Combination through December 31, 2017 is $4.30. The per share weighted average grant date fair value of stock appreciation rights granted by the Company for the period prior to the Combination in 2017 is $8.24.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into ANGI Homeservices' equity awards resulting in a modification charge of $217.7 million of which $29.0 million, $56.9 million and $93.4 million were recognized as stock-based compensation expense in the years ended December 31, 2019, 2018 and 2017, respectively, and the remaining charge will be recognized over the remaining vesting period of the modified awards.
In connection with the chief executive officer transition during the fourth quarter of 2018, the Company accelerated $3.9 million of expense into 2018 from 2019.
During the second quarter of 2017, the Company modified certain HomeAdvisor (US) stock appreciation rights and recognized a modification charge of $6.6 million.
Cash received from stock option exercises was $0.6 million, $4.7 million and $1.7 million for the years ended December 31, 2019 and 2018 and for the period subsequent to the Combination through December 31, 2017, respectively. For periods prior to the Combination, no cash was received from the exercise of stock appreciation rights because they were net settled in shares of IAC’s common stock.
The Company currently settles all equity awards on a net basis. In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at the Company's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on December 31, 2019 were net settled on that date, ANGI would have issued 6.8 million Class A shares (either to award holders or to IAC as reimbursement) and ANGI would have remitted $57.3 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all other ANGI equity awards outstanding on December 31, 2019, were net settled on that date, including stock options, RSUs and subsidiary denominated equity described below, ANGI would have issued 5.1 million shares and would have remitted $43.4 million in cash for withholding taxes (assuming a 50% withholding rate).
Restricted Stock Units, Market-based Stock Units and Performance-based Stock Units

RSUs, MSUs and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of ANGI Homeservices common stock and with the value of each RSU and PSU equal to the fair value of ANGI Homeservices common stock at the date of grant. The value of each MSU is estimated using a lattice model that incorporates a Monte Carlo simulation of ANGI's stock price. Each RSU, MSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. MSUs also include market-based vesting, tied to the stock price of ANGI before an award vests and PSUs include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. For RSU grants, the expense is measured at the grant date as the fair value of ANGI Homeservices common stock and expensed as stock-based compensation over the vesting term. For MSU grants, the expense is measured using a lattice model and expensed as stock-based compensation over the requisite service period. For PSU grants, the expense is measured at the grant date as the fair value of ANGI Homeservices common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.

Unvested RSUs, MSUs and PSUs outstanding at December 31, 2019 and changes during the year ended December 31, 2019 are as follows:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	RSUs		MSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2019	4,611	$16.77	—	$—	—	$—
Granted	2,666	13.16	3,979	3.67	923	15.93
Vested	(1,259)	15.39	(472)	4.03	—	—
Forfeited	(358)	9.14	(4)	4.03	(42)	16.89
Unvested at December 31, 2019	5,660	$15.29	3,503	$3.62	881	$15.89

___________________________

(a)
Included in the table are MSUs and PSUs which vests in varying amounts depending upon certain market or performance conditions. The MSUs and PSUs in the table above includes these awards at their maximum potential payout.

In 2019, the Company granted certain MSUs that are liability-classified stock-settled awards with a market condition. The fair value of these awards is subject to remeasurement each reporting period until settlement of the award. The total expense related to these awards will ultimately be equal to the number of shares vested based on the fair value of ANGI Homeservices' common stock on the settlement date.

The weighted average fair value of RSUs granted during the years ended December 31, 2019, 2018 and 2017 based on market prices of ANGI Homeservices’ common stock on the grant date was $13.16, $18.08 and $12.58, respectively. The weighted average fair value of MSUs granted during the year ended December 31, 2019 based on the lattice model was $3.67. The weighted average fair value of PSUs granted during the year ended December 31, 2019 based on market prices of ANGI Homeservices’ common stock on the grant date was $15.93. There were no MSUs or PSUs granted or outstanding during the years ended December 31, 2018 and 2017. The total fair value of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $16.1 million, $19.5 million and $19.2 million, respectively. The total fair value of MSUs that vested during the year ended December 31, 2019, was $3.2 million.

Equity Instruments Denominated in the Shares of Certain Subsidiaries

ANGI Homeservices has granted stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a period of years, which is typically four years. The value of the stock appreciation rights is tied to the value of the common stock of these subsidiaries, which is determined by the Company using a variety of valuation techniques including a combination of market based and discounted cash flow valuation methodologies. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interests is generally determined by negotiation or arbitration when settled, which will occur at various dates through 2026 and are ultimately settled in IAC common stock or ANGI Homeservices Class A common stock, at IAC's election. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The expense associated with these equity awards is initially measured at fair value, using the Black-Scholes option pricing model, at the grant date and is expensed as stock-based compensation over the vesting term.

The plans under which these awards are granted establish specific settlement dates or liquidity events for which the valuation of the relevant subsidiary is determined for purposes of settlement of the awards.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

IAC Denominated Stock Options
There were no IAC stock options granted by IAC under its equity incentive plans to employees of ANGI Homeservices during the years ended December 31, 2019, 2018 and 2017. At December 31, 2019, approximately 0.1 million IAC options remain outstanding to employees of ANGI Homeservices. The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing model. IAC stock options are granted with exercise prices at least equal to the fair value on the date of grant, vest ratably in annual installments over a four-year period and expire ten years from the date of grant.
IAC Denominated Performance Stock Units ("PSUs")
There were no IAC PSUs granted by IAC to employees of ANGI Homeservices during the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, approximately 0.1 million IAC PSUs were granted by IAC to employees of ANGI Homeservices. PSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each PSU equal to the fair value of IAC common stock at the date of grant. Each PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests and certain performance targets, set at the time of grant, must be achieved before an award vests. At December 31, 2019, these awards did not vest because the performance conditions were not achieved.
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
The following table presents revenue by reportable segment:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Revenue:
North America	$1,249,892	$1,062,171	$678,897
Europe	76,313	70,070	57,489
Total	$1,326,205	$1,132,241	$736,386

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
North America
Marketplace:
Consumer connection revenue(a)	$913,533	$704,341	$521,481
Service professional membership subscription revenue	64,706	66,214	56,135
Other revenue	6,971	3,940	3,798
Total Marketplace revenue	985,210	774,495	581,414
Advertising and other revenue(b)	264,682	287,676	97,483
Total North America revenue	1,249,892	1,062,171	678,897
Europe
Consumer connection revenue(a)	59,611	50,913	40,009
Service professional membership subscription revenue	14,231	17,362	16,596
Advertising and other revenue	2,471	1,795	884
Total Europe revenue	76,313	70,070	57,489
Total revenue	$1,326,205	$1,132,241	$736,386
___________________________

(a)	Includes fees paid by service professionals for consumer matches and revenue from completed jobs sourced through the HomeAdvisor and Handy platforms.

(b)
Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars, Fixd Repair and Felix. Felix was sold on December 31, 2018 and its revenue for the years ended December 31, 2018 and 2017 were $36.9 million and $26.9 million, respectively.

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Revenue:
United States	$1,234,755	$1,050,641	$672,159
All other countries	91,450	81,600	64,227
Total	$1,326,205	$1,132,241	$736,386
The United States is the only country whose revenue is greater than 10% of total revenue of the Company for the years ended December 31, 2019, 2018 and 2017.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31,
	2019	2018
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$95,822	$65,510
All other countries	7,539	5,349
Total	$103,361	$70,859

The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Operating income (loss):
North America	$48,967	$78,102	$(128,483)
Europe	(10,322)	(14,196)	(19,388)
Total	$38,645	$63,906	$(147,871)

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Adjusted EBITDA(c):
North America	$208,192	$253,963	$50,182
Europe	$(5,895)	$(6,457)	$(11,019)
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following tables reconcile operating income (loss) for the Company’s reportable segments and net earnings (loss) attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA:

	Year Ended December 31, 2019
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$48,967	$67,646	$37,481	$54,098	$208,192
Europe	(10,322)	$609	$2,434	$1,384	$(5,895)
Operating income	38,645
Interest expense—third-party	(11,493)
Interest expense—related party	(16)
Other income, net	6,510
Earnings before income taxes	33,646
Income tax benefit	1,668
Net earnings	35,314
Net earnings attributable to noncontrolling interests	(485)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$34,829

	Year Ended December 31, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$78,102	$96,078	$21,888	$57,895	$253,963
Europe	(14,196)	$1,000	$2,422	$4,317	$(6,457)
Operating income	63,906
Interest expense—third-party	(11,623)
Interest expense—related party	(118)
Other income, net	17,859
Earnings before income taxes	70,024
Income tax benefit	7,483
Net earnings	77,507
Net earnings attributable to noncontrolling interests	(189)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$77,318

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(128,483)	$147,574	$13,243	$17,848	$50,182
Europe	(19,388)	$1,656	$1,300	$5,413	$(11,019)
Operating loss	(147,871)
Interest expense—third-party	(1,765)
Interest expense—related party	(5,971)
Other income, net	1,974
Loss before income taxes	(153,633)
Income tax benefit	49,106
Net loss	(104,527)
Net loss attributable to noncontrolling interests	1,409
Net loss attributable to ANGI Homeservices Inc. shareholders	$(103,118)

The following table presents capital expenditures by reportable segment:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Capital expenditures:
North America	$64,215	$42,976	$24,214
Europe	4,589	4,000	2,623
Total	$68,804	$46,976	$26,837

NOTE 13—LEASES
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Leases	Balance Sheet Classification	December 31, 2019
		(In thousands)
Assets:
Right-of-use assets	Right-of-use assets, net	$101,243

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	13,234
Long-term lease liabilities	Other long-term liabilities	119,375
Total lease liabilities		$132,609

Lease Cost	Income Statement Classification	Year Ended December 31, 2019
		(In thousands)
Fixed lease cost	Cost of revenue	$207
Fixed lease cost	Selling and marketing expense	9,277
Fixed lease cost	General and administrative expense	7,617
Fixed lease cost	Product development expense	1,456
Total fixed lease cost(a)		18,557
Variable lease cost	Cost of revenue	—
Variable lease cost	Selling and marketing expense	1,572
Variable lease cost	General and administrative expense	1,021
Variable lease cost	Product development expense	308
Total variable lease cost		2,901
Net lease cost		$21,458
________________________________

(a)	Includes $0.6 million of short-term lease cost and $1.4 million of sublease income for the year ended December 31, 2019, respectively.
Maturities of lease liabilities as of December 31, 2019(b):

For Years Ending December 31:	(In thousands)
2020	$19,882
2021	23,059
2022	21,890
2023	20,658
2024	19,875
Thereafter	62,534
Total	167,898
Less: Interest	35,289
Present value of lease liabilities	$132,609
________________________________
(b) Lease payments exclude $0.3 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate as of December 31, 2019:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Remaining lease term	7.7 years
Discount rate	5.99%

Year Ended December 31, 2019
(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$58,701
Cash paid for amounts included in the measurement of lease liabilities	$18,363

NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has entered into certain off-balance sheet commitments that require the future purchase of services ("purchase obligations"). Future payments under noncancelable unconditional purchase obligations as of December 31, 2019 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$28,591	$5,600	$—	$—	$34,191

Purchase obligations include (i) the Company's allocable share of a three-year cloud computing arrangement between IAC and a third party provider of $15.6 million, of which $5.4 million was paid in 2019 and had a related prepaid asset of $4.3 million at December 31, 2019 included in "Other current assets" on the consolidated balance sheet, and two remaining minimum payments of $4.7 million and $5.6 million that are due in 2020 and 2021, respectively, and (ii) remaining payments of $23.8 million related to advertising commitments to be made in 2020.
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
Services Agreement
The services agreement governs services that IAC provides to the Company including, among others: (i) assistance with certain legal, M&A, human resources, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations; (ii) accounting, controllership and payroll processing services; (iii) investor relations services; (iv) tax compliance services; and (v) such other services as to which IAC and the Company may agree. The services agreement has an initial term of one year from the date of the Combination and will automatically renew for additional one-year periods thereafter for so long as IAC continues to own a majority of the outstanding shares of the Company's common stock.
For the years ended December 31, 2019 and 2018 and for the period subsequent to the Combination through December 31, 2017, the Company was charged $4.8 million, $5.7 million and $1.7 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of December 31, 2019. At December 31, 2018, the Company had an outstanding receivable due from IAC of $0.1 million pursuant to the services agreement. This amount was deducted from the charges due to IAC pursuant to the services agreement discussed above during the first quarter of 2019.
Separately, the Company subleases office space to IAC and charged IAC $1.4 million of rent for the year ended December 31, 2019. There were outstanding receivables of $0.9 million due from IAC at December 31, 2019, pursuant to sublease agreements.
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
At December 31, 2019 and 2018, the Company had outstanding payables of $0.2 million and $12.1 million, respectively, due to IAC pursuant to the tax sharing agreement, which is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. During the first quarter of 2019, $11.4 million was paid to IAC, pursuant to this agreement.
Employee Matters Agreement
The employee matters agreement addresses certain compensation (including stock-based compensation) and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment, (ii) employee benefit plans and (iii) equity awards. Under the employee matters agreement, the Company's employees participate in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan and the Company reimburses IAC for the costs of such participation. In the event IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of the Company’s Board of Directors, ANGI Homeservices will no longer participate in IAC’s employee benefit plans, but will establish its own employee benefit plans that will be substantially similar to the plans sponsored by IAC prior to the Combination.
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
Lastly, pursuant to the employee matters agreement, in the event of a distribution of ANGI capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation Committee of the IAC Board of Directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of ANGI Class A Common Stock, which ANGI would be obligated to assume and which would be dilutive to ANGI's stockholders.
For the years ended December 31, 2019 and 2018 and for the period subsequent to the Combination through December 31, 2017, 0.5 million, 0.9 million and 0.4 million shares of ANGI Homeservices Class B common stock were issued to IAC, respectively, pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees.
Relationship with IAC Prior to the Combination
For periods prior to the Combination, the Company’s combined statement of operations includes allocations of general and administrative costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on the HomeAdvisor business' revenue as a percentage of IAC’s total revenue. Allocated general and administrative costs, inclusive of stock-based compensation expense, was $4.8 million for the year ended December 31, 2017 and is included in "General and administrative expense" in the accompanying consolidated and combined statement of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had the HomeAdvisor business operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of the net increase in IAC’s investment in HomeAdvisor prior to the contribution of the HomeAdvisor business to ANGI Homeservices:

Through September 29, 2017
(In thousands)
Cash transfers from IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by IAC on behalf of HomeAdvisor, net	$(80,368)
Taxes	38,162
Interest income, net(a)	656
Allocation of general and administrative expense	(4,789)
Net increase in IAC’s investment in HomeAdvisor	$(46,339)
________________________________

(a)	Interest expense on long-term debt—related party is not included.
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

December 31,
2018
(in thousands)
Long-term debt—related party	$1,015
Total long-term debt—related party, net	$1,015

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
NOTE 16—BENEFIT PLANS
The Company's employees in the United States are eligible to participate in a retirement savings plan sponsored by IAC, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan (the "IAC Plan"), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The current employer match under the IAC Plan is fifty cents for each dollar a participant contributes in the IAC Plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions under the IAC Plan for the years ended December 31, 2019, 2018 and 2017 are $6.3 million, $5.6 million and $3.5 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2019 and 2018 was due to an increase in headcount from continued business growth.
Internationally, the Company also has or participates in various benefit plans, primarily defined contribution plans. The Company's contributions for these plans for the years ended December 31, 2019, 2018 and 2017 were $0.5 million, $0.4 million, and $0.3 million, respectively.
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
The Angie's List Plan was merged into the IAC Plan effective January 1, 2018.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 17—CONSOLIDATED AND COMBINED FINANCIAL STATEMENT DETAILS

	December 31,
	2019	2018
	(In thousands)
Other current assets:
Capitalized costs to obtain a contract with a customer	$35,103	$35,482
Proceeds receivable from the sale of a business	—	24,250
Prepaid expenses	21,790	16,218
Other	10,866	8,983
Other current assets	$67,759	$84,933

	December 31,
	2019	2018
	(In thousands)
Capitalized software, leasehold improvements and equipment, net:
Capitalized software and computer equipment	$105,956	$59,521
Leasehold improvements	32,559	16,340
Furniture and other equipment	13,435	5,860
Projects in progress	19,638	25,611
Capitalized software, leasehold improvements and equipment	171,588	107,332
Accumulated depreciation and amortization	(68,227)	(36,473)
Capitalized software, leasehold improvements and equipment, net	$103,361	$70,859

	December 31,
	2019	2018
	(In thousands)
Accrued expenses and other current liabilities:
Accrued advertising expense	$29,682	$20,216
Accrued employee compensation and benefits	28,630	24,977
Other	58,685	60,794
Accrued expenses and other current liabilities	$116,997	$105,987

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Other income, net	$6,510	$17,859	$1,974

Other income, net in 2019 principally includes third party interest income of $8.0 million and net foreign currency exchange gains of $0.6 million, partially offset by a $1.8 million mark-to-market charge for an indemnification claim related to the Handy acquisition that will be settled in ANGI shares held in escrow.
Other income, net in 2018 includes a gain of $13.2 million related to the sale of Felix and third-party interest income of $4.8 million.
Other income, net in 2017 is principally net foreign currency exchange gains.
Cash and Cash Equivalents and Restricted Cash

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated and combined statement of cash flows:

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$390,565	$336,984	$221,521	$36,377
Restricted cash included in other current assets	504	1,417	—	—
Restricted cash included in other assets	409	420	—	10,548
Total cash and cash equivalents and restricted cash as shown on the consolidated and combined statement of cash flows	$391,478	$338,821	$221,521	$46,925

Restricted cash at December 31, 2019 primarily consists of a deposit related to corporate credit cards.
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
On September 29, 2017, ANGI issued 61.3 million shares of its Class A common stock valued at $763.7 million in connection with the Combination.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash paid (received) during the year for:
Interest expense—third-party	$10,290	$12,148	$—
Interest expense—related party	54	155	6,169
Income tax payments, including amounts paid to IAC for ANGI Homeservices' share of IAC's consolidated tax liability	12,224	332	1,700
Income tax refunds	(957)	(172)	(402)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31 (a)	Quarter Ended June 30 (a)	Quarter Ended September 30 (a)	Quarter Ended December 31(a)
	(In thousands, except per share data)
Year Ended December 31, 2019
Revenue	$303,443	$343,896	$357,358	$321,508
Cost of revenue	10,011	10,722	13,312	12,448
Operating (loss) income	(3,641)	11,403	24,726	6,157
Net earnings	9,851	7,234	18,324	(95)
Net earnings attributable to ANGI Homeservices Inc. shareholders	9,969	6,968	17,999	(107)
Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings (loss) per share(f)	$0.02	$0.01	$0.04	$(0.00)
Diluted earnings (loss) per share(f)	$0.02	$0.01	$0.04	$(0.00)

	Quarter Ended March 31 (b)	Quarter Ended June 30 (c)	Quarter Ended September 30 (d)	Quarter Ended December 31 (e)
	(In thousands, except per share data)
Year Ended December 31, 2018
Revenue	$255,311	$294,822	$303,116	$278,992
Cost of revenue	13,595	14,703	14,015	13,426
Operating (loss) income	(10,756)	23,262	33,515	17,885
Net (loss) earnings	(9,114)	23,023	26,786	36,812
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	(8,885)	22,899	26,617	36,687
Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic (loss) earnings per share(f)	$(0.02)	$0.05	$0.06	$0.07
Diluted (loss) earnings per share(f)	$(0.02)	$0.05	$0.05	$0.07
_________________________________________________________________________

(a)
The first, second, third and fourth quarters of 2019 include after-tax stock-based compensation expense of $2.3 million, $2.0 million, $1.8 million, and $1.8 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination.

(b)
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

(c)
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

(d)
The third quarter of 2018 includes after-tax stock-based compensation expense of $12.3 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination.

(e)	The fourth quarter of 2018 includes:

i.
after-tax stock-based compensation expense of $14.4 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

ii.	an after-tax gain of $10.0 million related to the sale of Felix.

(f)	Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2019, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), our management, including our CEO and our CFO, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ANGI Homeservices Inc.
Opinion on Internal Control Over Financial Reporting
We have audited ANGI Homeservices Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ANGI Homeservices Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019 and 2018, and the related consolidated and combined statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
New York, New York
February 27, 2020

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to the definitive Proxy Statement to be used in connection with the ANGI Homeservices 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of ANGI Homeservices and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning ANGI Executive Officers Who Are Not Directors," and "Delinquent Section 16(a) Reports," respectively, in the 2020 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to the ANGI Homeservices Code of Ethics is set forth under the caption "Part I-Item 1-Business-Description of Our Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2020 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation," "Director Compensation" and "Pay Ratio Disclosure," respectively, in the 2020 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2020 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of our Class A common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under our equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2020 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving ANGI Homeservices required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2020 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of our independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to us by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2020 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated and Combined Financial Statements of ANGI Homeservices

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2019 and 2018.
Consolidated and Combined Statement of Operations for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated and Combined Statement of Comprehensive Operations for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated and Combined Statement of Shareholders' Equity for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated and Combined Statement of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.
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
Annex B to the Proxy Statement/Prospectus of Angie's List, Inc. and ANGI Homeservices Inc., filed on August 30, 2017 pursuant to Rule 424(b)(3).
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.2	Amended and Restated Bylaws of ANGI Homeservices Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.1	Description of Securities(1).
4.2	Investor Rights Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.3	Registration Rights Agreement, dated October 19, 2018, by and among ANGI Homeservices Inc. and the holders signatory thereto.	Exhibit 4.2 to the Registration Statement on Form S-3ASR (SEC File No. 333-227932), filed on October 22, 2018.
10.1	Contribution Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.2	Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.3	Tax Sharing Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.4	Employee Matters Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.

10.5	ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.6	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.7	Form of Notice and Terms and Conditions for Stock Options granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.8	Form of Terms and Conditions for Stock Appreciation Rights granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.2 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.9	Employment Agreement between William B. Ridenour and ANGI Homeservices Inc., dated as of November 18, 2018.(3)	Exhibit 10-9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
10.10	Employment Agreement between Jamie Cohen and ANGI Homeservices Inc., dated as of March 12, 2019.(3)	Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.
10.11	Employment Agreement between Craig Smith and ANGI Homeservices Inc., dated as of August 24, 2017.(3)	Exhibit 10.7 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.12	Employment Agreement between Allison Lowrie and ANGI Homeservices Inc., dated as of August 24, 2017.(3)	Exhibit 10.8 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.13	Employment Agreement between Shannon Shaw and ANGI Homeservices Inc., dated as of February 22, 2019.(3)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.
10.14	Employment Agreement between Oisin Hanrahan and ANGI Homeservices Inc., dated as of June 26, 2019.(3)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019.
10.15	Employment Agreement between Angela R. Hicks Bowman and ANGI Homeservices Inc., dated as of June 29, 2017.(3)	Exhibit 10.4 to the Registration Statement on Form S-4 (SEC File No. 333-219064), filed on June 30, 2018.
10.16
Amended and Restated Credit Agreement, dated as of November 5, 2018, by and among ANGI Homeservices Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 9, 2018.
21.1	Subsidiaries of the Registrant as of December 31, 2019.(1)
23.1	Consent of Ernst & Young LLP.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________________

(1)	Filed herewith.

(2)
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

(3)	Reflects management contracts and management and director compensatory plans.

(4)	Furnished herewith.

Item 16.    Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2020	ANGI Homeservices Inc.
	By:	/s/ JAMIE COHEN
Jamie Cohen
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2020:

Signature	Title

/s/ WILLIAM B. RIDENOUR	Chief Executive Officer and Director
William B. Ridenour

/s/ JAMIE COHEN	Chief Financial Officer
Jamie Cohen

/s/ CRAIG SMITH	President and Director
Craig Smith

/s/ MICHAEL H. SCHWERDTMAN	Vice President, Principal Accounting Officer
Michael H. Schwerdtman

/s/ JOSEPH LEVIN	Chairman of the Board and Director
Joseph Levin

/s/ THOMAS R. EVANS	Director
Thomas R. Evans

/s/ ALESIA J. HAAS	Director
Alesia J. Haas

/s/ ANGELA R. HICKS BOWMAN	Director
Angela R. Hicks Bowman

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ MARK STEIN	Director
Mark Stein

/s/ SUZY WELCH	Director
Suzy Welch

/s/ GREGG WINIARSKI	Director
Gregg Winiarski

/s/ YILU ZHAO	Director
Yilu Zhao

Schedule II
ANGI HOMESERVICES INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2019
Allowance for doubtful accounts and revenue reserves	$16,603	$64,278	(a)	$(48)		$(60,540)	(b)	$20,293
Deferred tax valuation allowance	58,903	14,083	(c)	(1,514)	(d)	—		71,472
Other reserves	3,919							5,057

2018
Allowance for doubtful accounts and revenue reserves	$9,263	$47,242	(a)	$(506)		$(39,396)	(b)	$16,603
Deferred tax valuation allowance	61,563	(599)	(e)	(2,061)	(d)	—		58,903
Other reserves	—							3,919

2017
Allowance for doubtful accounts and revenue reserves	$9,177	$27,514	(a)	$271		$(27,699)	(b)	$9,263
Deferred tax valuation allowance	14,180	42,310	(f)	5,073	(g)	—		61,563
_________________________________________________________

(a)	Additions to the allowance for doubtful accounts are charged to expense.

(b)	Write-off of fully reserved accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible, primarily once 180 days past due.

(c)	Amount is primarily related to foreign and state NOLs.

(d)	Amount is related to currency translation adjustments on foreign NOLs.

(e)	Amount is primarily related to state NOLs.

(f)	Amount is due primarily to the establishment of foreign NOLs related to an acquisition.

(g)	Amount is related to acquired state NOLs and currency translation adjustments on foreign NOLs.