Form 10-Q
period 2020-03-31
ANGI Homeservices Inc.
filed 2020-05-08
CIK 1705110

As filed with the Securities and Exchange Commission on May 8, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 1, 2020, the following shares of the registrant's common stock were outstanding:

Class A Common Stock	73,414,282
Class B Common Stock	421,756,247
Class C Common Stock	—
Total outstanding Common Stock	495,170,529

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$384,230	$390,565
Accounts receivable, net of allowance and reserves of $22,421 and $20,293, respectively	44,238	41,669
Other current assets	65,661	67,759
Total current assets	494,129	499,993

Capitalized software, leasehold improvements and equipment, net of accumulated depreciation and amortization	103,806	103,361
Goodwill	879,093	883,960
Intangible assets, net of accumulated amortization	237,733	251,725
Deferred income taxes	80,901	72,581
Other non-current assets	107,082	109,991
TOTAL ASSETS	$1,902,744	$1,921,611

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable	33,999	25,987
Deferred revenue	57,869	58,220
Accrued expenses and other current liabilities	134,406	116,997
Total current liabilities	240,024	214,954

Long-term debt, net	228,643	231,946
Deferred income taxes	3,422	3,441
Other long-term liabilities	115,832	121,055

Redeemable noncontrolling interests	23,813	26,663

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 87,624 and 87,007 shares, respectively, and outstanding 75,061 and 79,681, respectively	88	87
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 421,757 and 421,570 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,379,079	1,357,075
Retained earnings	7,074	16,032
Accumulated other comprehensive loss	(7,993)	(1,379)
Treasury stock, 12,562 and 7,326 shares, respectively	(96,920)	(57,949)
Total ANGI Homeservices Inc. shareholders' equity	1,281,750	1,314,288
Noncontrolling interests	9,260	9,264
Total shareholders' equity	1,291,010	1,323,552
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,902,744	$1,921,611
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Revenue	$343,650	$303,443
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	33,229	10,011
Selling and marketing expense	189,959	175,302
General and administrative expense	94,556	84,429
Product development expense	17,084	15,804
Depreciation	12,138	6,999
Amortization of intangibles	12,980	14,539
Total operating costs and expenses	359,946	307,084
Operating loss	(16,296)	(3,641)
Interest expense	(2,274)	(2,994)
Other income, net	421	2,271
Loss before income taxes	(18,149)	(4,364)
Income tax benefit	8,965	14,215
Net (loss) earnings	(9,184)	9,851
Net loss attributable to noncontrolling interests	226	118
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(8,958)	$9,969

(Loss) earnings per share information attributable to ANGI Homeservices Inc. shareholders:
Basic (loss) earnings per share	$(0.02)	$0.02
Diluted (loss) earnings per share	$(0.02)	$0.02

Stock-based compensation expense by function:
Selling and marketing expense	$1,003	$959
General and administrative expense	22,980	16,107
Product development expense	1,592	2,216
Total stock-based compensation expense	$25,575	$19,282

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net (loss) earnings	$(9,184)	$9,851
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(6,568)	1,865
Change in unrealized gains and losses on available-for-sale debt securities	—	(3)
Total other comprehensive (loss) income	(6,568)	1,862
Comprehensive (loss) income	(15,752)	11,713
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	226	118
Change in foreign currency translation adjustment attributable to noncontrolling interests	(46)	(192)
Comprehensive loss (income) attributable to noncontrolling interests	180	(74)
Comprehensive (loss) income attributable to ANGI Homeservices Inc. shareholders	$(15,572)	$11,639

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2020 and 2019
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2019	$26,663	$87	87,007	$422	421,570	$—	—	$1,357,075	$16,032	$(1,379)	$(57,949)	$1,314,288	$9,264	$1,323,552
Net (loss) earnings	(275)	—	—	—	—	—	—	—	(8,958)	—	—	(8,958)	49	(8,909)
Other comprehensive income (loss)	99	—	—	—	—	—	—	—	—	(6,614)	—	(6,614)	(53)	(6,667)
Stock-based compensation expense	15	—	—	—	—	—	—	22,211	—	—	—	22,211	—	22,211
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	617	—	—	—	—	(2,553)	—	—	—	(2,552)	—	(2,552)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	187	—	—	(791)	—	—	—	(791)	—	(791)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(38,971)	(38,971)	—	(38,971)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	476	—	—	—	—	—	—	(476)	—	—	—	(476)	—	(476)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	3,613	—	—	—	3,613	—	3,613
Balance as of March 31, 2020	$23,813	$88	87,624	$422	421,757	$—	—	$1,379,079	$7,074	$(7,993)	$(96,920)	$1,281,750	$9,260	$1,291,010

Balance as of December 31, 2018	$18,163	$81	80,515	$421	421,118	$—	—	$1,333,097	$(18,797)	$(1,861)	$—	$1,312,941	$9,046	$1,321,987
Net (loss) earnings	(109)	—	—	—	—	—	—	—	9,969	—	—	9,969	(9)	9,960
Other comprehensive income	186	—	—	—	—	—	—	—	—	1,670	—	1,670	6	1,676
Stock-based compensation expense	42	—	—	—	—	—	—	19,240	—	—	—	19,240	—	19,240
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	4,203	—	—	—	—	(15,191)	—	—	—	(15,187)	—	(15,187)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	334	—	—	(795)	—	—	—	(795)	—	(795)
Adjustment of redeemable noncontrolling interests to fair value	4,960	—	—	—	—	—	—	(4,960)	—	—	—	(4,960)	—	(4,960)
Other	—	—	—	—	—	—	—	(20)	—	—	—	(20)	—	(20)
Balance as of March 31, 2019	$23,242	$85	84,718	$421	421,452	$—	—	$1,331,371	$(8,828)	$(191)	$—	$1,322,858	$9,043	$1,331,901

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(9,184)	$9,851
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Stock-based compensation expense	25,575	19,282
Amortization of intangibles	12,980	14,539
Bad debt expense	17,807	14,310
Depreciation	12,138	6,999
Deferred income taxes	(8,348)	(14,377)
Other adjustments, net	3,216	1,352
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(21,226)	(39,729)
Other assets	3,043	1,159
Accounts payable and other liabilities	21,008	11,856
Income taxes payable and receivable	(873)	146
Deferred revenue	(230)	1,314
Net cash provided by operating activities	55,906	26,702
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(20,341)
Capital expenditures	(13,236)	(15,177)
Proceeds from maturities of marketable debt securities	—	25,000
Net proceeds from the sale of a business	767	23,655
Other, net	—	(103)
Net cash (used in) provided by investing activities	(12,469)	13,034
Cash flows from financing activities:
Principal payments on term loan	(3,438)	(3,438)
Principal payments on related party debt	—	(1,008)
Purchase of treasury stock	(38,512)	—
Proceeds from the exercise of stock options	—	573
Withholding taxes paid on behalf of employees on net settled stock-based awards	(3,222)	(16,544)
Distribution to IAC pursuant to the tax sharing agreement	—	(11,355)
Purchase of noncontrolling interests	(3,165)	—
Net cash used in financing activities	(48,337)	(31,772)
Total cash (used) provided	(4,900)	7,964
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,327)	401
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,227)	8,365
Cash and cash equivalents and restricted cash at beginning of period	391,478	338,821
Cash and cash equivalents and restricted cash at end of period	$385,251	$347,186
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
ANGI Homeservices Inc. connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Approximately 250,000 domestic service professionals find work through ANGI Homeservices, and consumers turn to at least one of our brands to find a professional for more than 25 million projects each year. We’ve established category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair.
At March 31, 2020, IAC owned 84.9% and 98.3% of the economic interest and voting interest, respectively, of ANGI Homeservices.
The Company has two operating segments (i) North America (United States and Canada), which includes HomeAdvisor, Angie's List, Handy, mHelpDesk, HomeStars and Fixd Repair and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot and Instapro.
As used herein, "ANGI Homeservices," the "Company," "ANGI," "we," "our" or "us" and similar terms refer to ANGI Homeservices Inc. and its subsidiaries (unless the context requires otherwise).
COVID-19 Update
The Company's business could be materially and adversely affected by the outbreak of COVID-19, which has been declared a "pandemic" by the World Health Organization.
To date, the Company has experienced a decline in demand for home services requests, driven primarily by decreases in demand in certain categories of jobs (particularly non-essential projects) and decreases in demand in regions most affected by the COVID-19 outbreak, which the Company attributes both to the unwillingness of consumers to interact with service professionals face-to-face or have service professionals in their homes, and to lower levels of consumer confidence and discretionary income generally.
The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, non-essential services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.
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
For the purpose of these financial statements, income taxes have been computed as if ANGI Homeservices filed tax returns on a standalone, separate tax return basis. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement between the Company and IAC and the current tax provision computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital and as financing activities within the statement of cash flows.
In management's opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of definite-lived intangible assets and capitalized software, leasehold improvements and equipment; the recoverability of goodwill and indefinite-lived intangible assets; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company's customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 7—Segment Information."
Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, the Company modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition will change for pre-priced jobs and will be later than the timing of existing consumer connection revenue for HomeAdvisor because the Company will not be able to record revenue, generally, until the service professional completes the job on the Company's behalf. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

product offering, effective January 1, 2020, resulted in an increase in revenue of $15.2 million during the three months ended March 31, 2020.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the Company's performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2019 were $58.2 million and $0.2 million, respectively. During the three months ended March 31, 2020, the Company recognized $37.1 million of revenue that was included in the deferred revenue balance as of December 31, 2019. During the three months ended March 31, 2019, the Company recognized $36.4 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current and non-current deferred revenue balances at March 31, 2020 are $57.9 million and $0.2 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Practical Expedients and Exemptions
As permitted under the practical expedient available under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which the Company has the right to invoice for services performed.
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the customer relationship period is greater than one year is $43.2 million and $39.1 million at March 31, 2020 and December 31, 2019, respectively.
Allowance for Doubtful Accounts and Revenue Reserve
The following table presents the changes in the allowance for doubtful accounts for the three months ended March 31, 2020:

March 31, 2020
(In thousands)
Balance at January 1	$19,066
Current period provision of bad debt	17,070
Write-offs charged against the allowance	(16,298)
Recoveries collected	737
Balance at March 31	$20,575

The revenue reserve was $1.8 million and $1.2 million at March 31, 2020 and December 31, 2019, respectively. The total allowance for doubtful accounts and revenue reserve was $22.4 million and $20.3 million as of March 31, 2020 and December 31, 2019, respectively.
Adoption of New Accounting Pronouncements
Adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company adopted ASU No. 2016-13 effective January 1, 2020. The standard significantly changes how entities measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 replaces the “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. The Company adopted ASU No. 2016-13 using the modified retrospective approach and there was no cumulative effect arising from the adoption. The adoption of ASU No. 2016-13 did not have a material impact on the Company's consolidated financial statements.
Adoption of ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The Company adopted ASU No. 2019-12 effective January 1, 2020, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU No. 2019-12 on January 1, 2020 using the modified retrospective basis for those amendments that are not applied on a prospective basis. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax benefit/provision have been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company's share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders' equity and financing activities within the consolidated statement of cash flows.
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company's tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on the Company's preliminary analysis of the CARES Act, ANGI expects to avail itself of the following:

•	accelerated depreciation deductions; and

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	a deferral of 2020 employer social security payroll taxes.

The Company continues to review and consider worldwide government programs related to the COVID-19 pandemic; however, the Company does not expect the impact of these programs to be material.
For the three months ended March 31, 2020, the Company recorded an income tax benefit of $9.0 million, which represents an effective income tax rate of 49% and is higher than the statutory rate of 21% due primarily to a $5.7 million reduction to deferred taxes due to the true-up of the state tax rate for an indefinite-lived intangible asset, partially offset by unbenefited foreign losses. For the three months ended March 31, 2019, the Company recorded an income tax benefit of $14.2 million, which represents a rate higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the HomeAdvisor businesses, resulting in reductions to the research credits claimed. The IRS is expected to begin an audit of the year ended December 31, 2017 in the second quarter. The statute of limitations for the years 2010 through 2012 has been extended to November 30, 2020 and the statute of limitations for the years 2013 through 2016 has been extended to March 31, 2021. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2020 and December 31, 2019, unrecognized tax benefits, including interest, are $3.5 million and $4.1 million, respectively, was included in unrecognized tax positions for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at March 31, 2020 are subsequently recognized, the income tax provision would be reduced by $3.3 million. The comparable amount as of December 31, 2019 is $4.0 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $0.5 million by March 31, 2021 due to settlements, all of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of March 31, 2020, the Company has a United States ("U.S.") gross deferred tax asset of $183.0 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $64.7 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $118.3 million will be utilized based on forecasts of future taxable income.
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$306,515	$—	$—	$306,515
Time deposits	—	2,776	—	2,776
Total	$306,515	$2,776	$—	$309,291

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$291,810	$—	$—	$291,810
Time deposits	—	23,040	—	23,040
Total	$291,810	$23,040	$—	$314,850

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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,750)	$(13,750)	$(13,681)
Long-term debt, net (a)	(228,643)	(230,313)	(231,946)	(232,581)
_________________

(a)	At March 31, 2020 and December 31, 2019, the carrying value of long-term debt, net includes unamortized debt issuance costs of $1.7 million and $1.8 million, respectively.
At March 31, 2020 and December 31, 2019, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2020	December 31, 2019
	(In thousands)
Term Loan due November 5, 2023	$244,063	$247,500
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,670	1,804
Total long-term debt, net	$228,643	$231,946

See "Note 10—Related Party Transactions with IAC" for a description of long-term debt—related party.
Term Loan and Credit Facility
The outstanding balance of the term loan ("Term Loan") was $244.1 million and $247.5 million at March 31, 2020 and December 31, 2019, respectively. There are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. At both March 31, 2020 and December 31, 2019, the Term Loan bore interest at LIBOR plus 1.50%, or 2.28% and 3.25%, respectively. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio.
The terms of the Term Loan require the Company to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement). The Term Loan also contains covenants that would limit the Company's ability to pay dividends, make distributions or repurchase its stock in the event a default has occurred or its consolidated net leverage ratio exceeds 4.25 to 1.0. At March 31, 2020, there were no limitations pursuant thereto. There are additional covenants under the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
The $250 million revolving credit facility (the "Credit Facility") expires on November 5, 2023. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio most recently reported and was 25 basis points at both March 31, 2020 and December 31, 2019. Borrowings under the Credit Facility bear interest, at the Company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on the Company's consolidated net leverage ratio. The financial and other covenants are the same as those for the Term Loan.
The Term Loan and Credit Facility are guaranteed by the Company's wholly-owned material domestic subsidiaries and are secured by substantially all assets of the Company and the guarantors, subject to certain exceptions.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss:

	Three Months Ended March 31, 2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(1,379)	$(1,379)
Other comprehensive loss	(6,614)	(6,614)
Balance at March 31	$(7,993)	$(7,993)

	Three Months Ended March 31, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(1,864)	$3	$(1,861)
Other comprehensive income (loss)	1,673	(3)	1,670
Balance at March 31	$(191)	$—	$(191)

At both March 31, 2020 and 2019, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 6—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to ANGI Homeservices shareholders:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(9,184)	$(9,184)	$9,851	$9,851
Net loss attributable to noncontrolling interests	226	226	118	118
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(8,958)	$(8,958)	$9,969	$9,969

Denominator:
Weighted average basic shares outstanding	499,454	499,454	504,404	504,404
Dilutive securities (a) (b) (c)	—	—	—	18,721
Denominator for earnings per share—weighted average shares	499,454	499,454	504,404	523,125

(Loss) earnings per share attributable to ANGI Homeservices Inc. shareholders:
(Loss) earnings per share	$(0.02)	$(0.02)	$0.02	$0.02
________________________

(a)
For the three months ended March 31, 2020, the Company had a loss from operations and as a result, approximately 38.0 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, subsidiary denominated equity, and vesting of restricted stock units ("RSUs"). For the three months ended March 31, 2019, 4.2 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
Market-based awards and performance-based stock units ("PSUs") are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2019, 0.8 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the performance or market condition(s) had not been met.

NOTE 7—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the target market.
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenue:
North America	$324,132	$281,994
Europe	19,518	21,449
Total	$343,650	$303,443

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
North America
Marketplace:
Consumer connection revenue(a)	$239,830	$201,582
Service professional membership subscription revenue	14,115	16,517
Other revenue	4,831	2,401
Total Marketplace revenue	258,776	220,500
Advertising and other revenue(b)	65,356	61,494
Total North America revenue	324,132	281,994
Europe
Consumer connection revenue(a)	15,689	17,123
Service professional membership subscription revenue	3,299	3,742
Advertising and other revenue	530	584
Total Europe revenue	19,518	21,449
Total revenue	$343,650	$303,443
________________________

(a)	Includes fees paid by service professionals for consumer matches and revenue from jobs sourced through the HomeAdvisor and Handy platforms.

(b)	Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk and HomeStars.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenue
United States	$319,821	$278,478
All other countries	23,829	24,965
Total	$343,650	$303,443

	March 31, 2020	December 31, 2019
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets)
United States	$95,623	$95,822
All other countries	8,183	7,539
Total	$103,806	$103,361

The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating (loss) income:
North America	$(8,108)	$742
Europe	(8,188)	(4,383)
Total	$(16,296)	$(3,641)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Adjusted EBITDA(c):
North America	$41,391	$39,689
Europe	$(6,994)	$(2,510)
________________________

(c)
The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between the Company's performance and that of its competitors. The above items are excluded from the Company's Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.

The following tables reconcile operating (loss) income to Adjusted EBITDA for the Company’s reportable segments:

	Three Months Ended March 31, 2020
	Operating loss	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$(8,108)	$25,312	$11,297	$12,890	$41,391
Europe	(8,188)	$263	$841	$90	$(6,994)
Total	(16,296)
Interest expense	(2,274)
Other income, net	421
Loss before income taxes	(18,149)
Income tax benefit	8,965
Net loss	(9,184)
Net loss attributable to noncontrolling interests	226
Net loss attributable to ANGI Homeservices Inc. shareholders	$(8,958)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2019
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$742	$19,072	$6,207	$13,668	$39,689
Europe	(4,383)	$210	$792	$871	$(2,510)
Total	(3,641)
Interest expense	(2,994)
Other income, net	2,271
Loss before income taxes	(4,364)
Income tax benefit	14,215
Net earnings	9,851
Net loss attributable to noncontrolling interests	118
Net earnings attributable to ANGI Homeservices Inc. shareholders	$9,969

NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$384,230	$390,565	$345,351	$336,984
Restricted cash included in other current assets	623	504	1,419	1,417
Restricted cash included in other non-current assets	398	409	416	420
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$385,251	$391,478	$347,186	$338,821

Restricted cash at March 31, 2020 and December 31, 2019 primarily consists of a deposit related to corporate credit cards.
Restricted cash at March 31, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	March 31, 2020	December 31, 2019
	(In thousands)
Right-of-use assets (included in "other non-current assets")	$24,716	$19,416
Capitalized software, leasehold improvements and equipment	$73,500	$68,227
Intangible assets	$153,257	$141,208

Other income, net

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Other income, net	$421	$2,271

Other income, net in 2020 principally includes interest income of $1.3 million, partially offset by net foreign currency exchange losses of $0.4 million and a $0.2 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.
Other income, net in 2019 principally includes interest income of $2.1 million and net foreign currency exchange gains of $0.2 million.
NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 2—Income Taxes" for additional information related to income tax contingencies.
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
The Company and IAC entered into certain agreements to govern our relationship with IAC following the combination of IAC's HomeAdvisor business and Angie's List, Inc. on September 29, 2017 (the "Combination"). These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
For the three months ended March 31, 2020 and 2019, the Company was charged $1.2 million and $1.4 million, respectively, by IAC for services rendered pursuant to the services agreement, which were paid in full by the Company at March 31, 2020 and 2019, respectively.
Separately, the Company subleases office space to IAC and charged IAC $0.4 million of rent for the three months ended March 31, 2020, which was paid in full by IAC at March 31, 2020. There were no subleases for office space between the Company and IAC for the three months ended March 31, 2019.
At March 31, 2020 and December 31, 2019, the Company had outstanding receivables of $3.0 million due from IAC and outstanding payables of $0.2 million due to IAC pursuant to the tax sharing agreement, which are included in "Other current assets" and "Accrued expenses and other current liabilities," respectively, in the accompanying consolidated balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the three months ended March 31, 2020. During the three months ended March 31, 2019, $11.4 million was paid to IAC pursuant to this agreement.
For the three months ended March 31, 2020 and 2019, 0.2 million and 0.3 million shares, respectively, of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
ANGI Homeservices Inc. ("ANGI Homeservices," the "Company," "ANGI," "we," "our," or "us") connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Approximately 250,000 domestic service professionals find work through ANGI Homeservices, and consumers turn to at least one of our brands to find a professional for more than 25 million projects each year. We’ve established category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd.
The Company has two operating segments: (i) North America (United States and Canada), which includes HomeAdvisor, Angie's List, Handy, mHelpDesk, HomeStars and Fixd Repair and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot and Instapro.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires certain terms, which include the principal operating metrics we use in managing our business, used in this quarterly report are defined below:

•
Marketplace Revenue includes revenue from the HomeAdvisor, Handy and Fixd Repair domestic marketplace, including consumer connection revenue for consumer matches, revenue from jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms and service professional membership subscription revenue. It excludes revenue from Angie's List, mHelpDesk and HomeStars. Effective January 1, 2020, Fixd Repair has been moved to Marketplace from Advertising & Other and prior year amounts have been reclassified to conform to the current year presentation.

•
Advertising & Other Revenue includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk and HomeStars.

•	Marketplace Service Requests are fully completed and submitted domestic customer service requests to HomeAdvisor and jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms.

•
Marketplace Monetized Transactions - are fully completed and submitted domestic customer service requests to HomeAdvisor that were matched to and paid for by a service professional and jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms during the period.

•
Marketplace Transacting Service Professionals ("Marketplace Transacting SPs") are the number of HomeAdvisor, Handy and Fixd Repair domestic service professionals that paid for consumer matches or performed a job sourced through the HomeAdvisor, Handy and Fixd Repair platforms during the quarter.

•	Advertising Service Professionals ("Advertising SPs") are the total number of Angie’s List service professionals under contract for advertising at the end of the period.

•
Term Loan - due November 5, 2023. The outstanding balance of the Term Loan as of March 31, 2020 is $244.1 million. At both March 31, 2020 and December 31, 2019, the Term Loan bears interest at LIBOR plus 1.50% and has quarterly principal payments. The interest rate was 2.28% and 3.25% at March 31, 2020 and December 31, 2019, respectively.

•	Credit Facility - $250 million revolving credit facility expires on November 5, 2023. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the Credit Facility.

Components of Results of Operations
Revenue
Marketplace Revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and fees from jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms, and (ii) HomeAdvisor service professional membership subscription fees. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Advertising & Other Revenue is primarily derived from (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) membership subscription fees from consumers and (iii) service warranty subscription and other services.
Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, we modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition will change for pre-priced jobs and will be later than the timing of existing consumer connection revenue for HomeAdvisor because we will not be able to record revenue, generally, until the service professional completes the job on our behalf. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $15.2 million during the three months ended March 31, 2020.
Operating Costs and Expenses:

•
Cost of revenue - consists primarily of payments made to independent service professionals who perform work contracted under pre-priced arrangements through the HomeAdvisor and Handy platforms, credit card processing fees, compensation expense and other employee-related costs at Fixd Repair for service work performed, and hosting fees.

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

Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings attributable to ANGI Homeservices Inc. shareholders to operating loss to consolidated Adjusted EBITDA for the three months ended March 31, 2020 and 2019.

Overview—Consolidated Results

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Revenue:
North America	$324,132	$42,138	15%	$281,994
Europe	19,518	(1,931)	(9)%	21,449
Total	$343,650	$40,207	13%	$303,443

Operating (Loss) Income:
North America	$(8,108)	$(8,850)	NM	$742
Europe	(8,188)	(3,805)	(87)%	(4,383)
Total	$(16,296)	$(12,655)	(348)%	$(3,641)

Adjusted EBITDA:
North America	$41,391	$1,702	4%	$39,689
Europe	(6,994)	(4,484)	(179)%	(2,510)
Total	$34,397	$(2,782)	(7)%	$37,179
________________________
NM = Not meaningful.

•
Revenue increased $40.2 million, or 13%, driven by growth in North America of $42.1 million, or 15%, partially offset by a decline in Europe of $1.9 million, or 9%. North America revenue growth was driven by increases in Marketplace Revenue of $38.3 million, or 17%, and Advertising & Other Revenue of $3.9 million, or 6%.

•
Operating loss increased $12.7 million, or 348%, to $16.3 million due primarily to increases of $6.3 million in stock-based compensation expense and $5.1 million in depreciation, and a decrease in Adjusted EBITDA of $2.8 million, described below, partially offset by a decrease of $1.6 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since 2019 and an increase of $1.9 million in the modification charge related to the Combination. The increase in depreciation was due primarily to the development of capitalized software to support our products and services, as well as leasehold improvements related to additional office space. The decrease in amortization of intangibles was due primarily to lower expense from certain intangible assets that became fully amortized in 2019.

In the first quarter of 2020, the Company recorded additional stock-based compensation expense of $5.9 million related to the previously issued HomeAdvisor unvested awards that were modified in connection with the combination of IAC's HomeAdvisor business and Angie's List, Inc. on September 29, 2017 (the "Combination"). The initial modification charge related to these awards was $139.9 million. The cumulative $5.9 million adjustment includes an increase of $3.4 million to adjust forfeitures for the remaining unvested awards and $2.5 million to correct the attribution of expense by period in the three months ended March 31, 2020. The adjustment primarily impacted general and administrative expense. The effect on prior periods is immaterial.

•
Adjusted EBITDA decreased 7% to $34.4 million, despite higher revenue, due primarily to increased European losses and an increase of $3.5 million in bad debt expense due to higher Marketplace Revenue and the impact from COVID-19 on expected credit losses.

COVID-19 Update
The Company's business could be materially and adversely affected by the outbreak of COVID-19, which has been declared a "pandemic" by the World Health Organization.

To date, the Company has experienced a decline in demand for home services requests, driven primarily by decreases in demand in certain categories of jobs (particularly non-essential projects) and decreases in demand in regions most affected by the COVID-19 outbreak, which the Company attributes both to the unwillingness of consumers to interact with service professionals face-to-face or have service professionals in their homes, and to lower levels of consumer confidence and discretionary income generally.
The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, non-essential services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019
Revenue

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$239,830	$38,248	19%	$201,582
Service professional membership subscription revenue	14,115	(2,402)	(15)%	16,517
Other revenue	4,831	2,430	101%	2,401
Total Marketplace Revenue	258,776	38,276	17%	220,500
Advertising & Other Revenue	65,356	3,862	6%	61,494
North America	324,132	42,138	15%	281,994
Europe	19,518	(1,931)	(9)%	21,449
Total Revenue	$343,650	$40,207	13%	$303,443

Percentage of Total Revenue:
North America	94%			93%
Europe	6%			7%
Total Revenue	100%			100%

	Three Months Ended March 31,
	2020	Change	% Change	2019
	(Amounts in thousands)
Operating metrics:
Marketplace Service Requests	5,911	114	2%	5,797
Marketplace Monetized Transactions	3,590	15	—%	3,575
Marketplace Transacting SPs	191	9	5%	182
Advertising SPs	37	1	4%	36
North America revenue increased $42.1 million, or 15%, driven by increases in Marketplace Revenue of $38.3 million or 17%, and Advertising & Other Revenue of $3.9 million, or 6%. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $38.2 million, or 19%, which was due primarily to increases of 2% in Marketplace Service Requests to 5.9 million and 5% in Marketplace Transacting SPs to 191,000, and to a lesser extent, an increase in revenue of $15.2 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020. The increase in Advertising & Other Revenue is due primarily to an increase in Angie's List revenue driven by a 4% increase in Advertising SPs.
Europe revenue decreased $1.9 million, or 9%, due primarily to the impact of COVID-19, lower monetization from transitioning the Travaux.com business to Werkspot's technology platform in early February 2020 and the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and British Pound.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$33,229	$23,218	232%	$10,011
As a percentage of revenue	10%			3%
North America cost of revenue increased $23.1 million, or 243%, due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor pre-priced product offering, effective January 1, 2020.

Selling and marketing expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Selling and marketing expense	$189,959	$14,657	8%	$175,302
As a percentage of revenue	55%			58%
North America selling and marketing expense increased $13.2 million, or 8%, driven by increases in compensation expense of $8.4 million, advertising expense of $2.2 million and facility costs of $0.9 million. The increase in compensation expense was due primarily to growth in the sales force. The increase in advertising expense was due primarily to an increase in online marketing, partially offset by a decrease in television spend. Beginning mid-way through 2019, the proportion of service requests through Google free traffic declined while service requests through Google paid traffic increased. In addition, paid service requests became considerably more expensive on average than in the first half of 2019. In response to this continuing trend, we implemented new processes in the second half of 2019 that are increasingly more focused on profitability targets of our paid customer acquisition than the cost of each service request. We expect the year over year increase in paid traffic to be more modest in the back half of 2020.
Europe selling and marketing expense increased $1.5 million, or 10%, driven by an increase in advertising expense of $2.2 million, partially offset by a decrease in compensation expense of $0.6 million.
General and administrative expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
General and administrative expense	$94,556	$10,127	12%	$84,429
As a percentage of revenue	28%			28%
North America general and administrative expense increased $9.1 million, or 12%, due primarily to increases of $6.3 million in compensation expense and $3.0 million in bad debt expense due to higher Marketplace Revenue and the impact from COVID-19 on expected credit losses. The increase in compensation expense is due primarily to an increase of $6.8 million in stock-based compensation expense due primarily to the issuance of new equity awards since 2019.
Europe general and administrative expense increased $1.0 million, or 15%, due primarily to increases of $0.5 million in bad debt expense due, in part, from the impact of COVID-19 on expected credit losses, and $0.3 million in professional fees.
Product development expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Product development expense	$17,084	$1,280	8%	$15,804
As a percentage of revenue	5%			5%
North America product development expense increased $1.2 million, or 9%, due primarily to increases in compensation expense of $0.7 million and software license and maintenance costs of $0.4 million.
Depreciation

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Depreciation	$12,138	$5,139	73%	$6,999
As a percentage of revenue	4%			2%

North America depreciation increased $5.1 million, or 82%, due primarily to the development of capitalized software to support our products and services, as well as leasehold improvements related to additional office space.
Operating (loss) income

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
North America	$(8,108)	$(8,850)	NM	$742
Europe	(8,188)	(3,805)	(87)%	(4,383)
Total	$(16,296)	$(12,655)	(348)%	$(3,641)

As a percentage of revenue	(5)%			(1)%
________________________
NM = Not meaningful
North America operating income decreased $8.9 million to a loss of $8.1 million, despite an increase in Adjusted EBITDA of $1.7 million, described below, due primarily to increases of $6.2 million in stock-based compensation expense and $5.1 million in depreciation, partially offset by a decrease of $0.8 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since 2019 and an increase of $1.9 million in the modification charge related to the Combination ($11.5 million in 2020 compared to $9.6 million in 2019).
Europe operating loss increased $3.8 million, or 87%, to a loss of $8.2 million due primarily to an increase in Adjusted EBITDA loss of $4.5 million, described below, and an increase of $0.1 million in stock-based compensation expense, partially offset by a decrease of $0.8 million in amortization of intangibles.
At March 31, 2020, there is $105.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Adjusted EBITDA

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
North America	$41,391	$1,702	4%	$39,689
Europe	(6,994)	(4,484)	(179)%	(2,510)
Total	$34,397	$(2,782)	(7)%	$37,179

As a percentage of revenue	10%			12%
For a reconciliation of net (loss) earnings attributable to ANGI Homeservices Inc. shareholders to operating loss to consolidated Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 7—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
North America Adjusted EBITDA increased $1.7 million to $41.4 million, growing slower than revenue due primarily to an increase of $3.0 million in bad debt expense due to higher Marketplace Revenue and the impact from COVID-19 on expected credit losses.
Europe Adjusted EBITDA loss increased $4.5 million, or 179%, due primarily to the decrease of $1.9 million in revenue and increases in advertising expense of $2.2 million and bad debt expense of $0.5 million, due, in part, from the impact of COVID-19 on expected credit losses.
Interest expense

Interest expense relates to interest on the Term Loan and commitment fees on the undrawn Credit Facility.
For a detailed description of long-term debt, net, see "Note 4—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Interest expense	$2,274	$(720)	(24)%	$2,994
Interest expense in 2020 decreased from 2019 due primarily to lower interest rates and the decrease in the average outstanding balance of the Term Loan compared to the prior year period.
Other income, net

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Other income, net	$421	$(1,850)	(81)%	$2,271
Other income, net in 2020 principally includes interest income of $1.3 million, partially offset by net foreign currency exchange losses of $0.4 million and a $0.2 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.
Other income, net in 2019 principally includes interest income of $2.1 million and net foreign currency exchange gains of $0.2 million.
Income tax benefit

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Income tax benefit	$8,965	$(5,250)	(37)%	$14,215
Effective income tax rate	49%			326%
For further details of income tax matters, see "Note 2—Income Taxes" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
In 2020, the Company recorded an income tax benefit of $9.0 million, which represented an effective tax rate of 49%. The effective income tax rate was higher than the statutory rate of 21% due primarily to a $5.7 million reduction to deferred taxes due to the true-up of the state tax rate of an indefinite-lived intangible asset, partially offset by unbenefited foreign losses.
In 2019, the effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.

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
The following table reconciles net (loss) earnings attributable to ANGI Homeservices Inc. shareholders to operating loss to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(8,958)	$9,969
Add back:
Net loss attributable to noncontrolling interests	(226)	(118)
Income tax benefit	(8,965)	(14,215)
Other income, net	(421)	(2,271)
Interest expense	2,274	2,994
Operating loss	(16,296)	(3,641)
Stock-based compensation expense	25,575	19,282
Depreciation	12,138	6,999
Amortization of intangibles	12,980	14,539
Adjusted EBITDA	$34,397	$37,179
For a reconciliation of operating loss to Adjusted EBITDA for the Company's reportable segments, see "Note 7—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Non-Cash Expenses That Are Excluded from Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock appreciation rights, restricted stock units ("RSUs"), stock options, performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method. Performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent that stock-based awards are settled on a net basis, the Company remits the required tax-withholding amount from its current funds.

Depreciation is a non-cash expense relating to our capitalized software, leasehold improvements and equipment that is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as service professional relationships, technology, memberships, customer lists and user base, and trade names, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	March 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents:
United States	$370,711	$377,648
All other countries (a)	13,519	12,917
Total cash and cash equivalents	$384,230	$390,565

Long-term debt
Term Loan due November 5, 2023	$244,063	$247,500
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,670	1,804
Total long-term debt, net	$228,643	$231,946
________________________

(a)	If needed for U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 4—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$55,906	$26,702
Investing activities	(12,469)	13,034
Financing activities	(48,337)	(31,772)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, bad debt expense, amortization of intangibles, deferred income taxes, and depreciation.
2020
Adjustments to earnings consist primarily of $25.6 million of stock-based compensation expense, $17.8 million of bad debt expense, $13.0 million of amortization of intangibles, and $12.1 million of depreciation, partially offset by $8.3 million of deferred income taxes. The deferred income tax benefit primarily relates to an adjustment to deferred taxes resulting from a true-up of the state tax rate. The increase from changes in working capital consists primarily of an increase in accounts payable and other liabilities of $21.0 million, partially offset by an increase in accounts receivable of $21.2 million. The increase in accounts payable and other liabilities is primarily due to an increase in accrued advertising and related payables. The increase in accounts receivable is primarily due to revenue growth in North America.
Net cash provided by investing activities includes capital expenditures of $13.2 million, primarily related to investments in the development of capitalized software to support the Company's products and services and leasehold improvements.

Net cash used in financing activities includes $38.5 million for the repurchase of 5.2 million shares of ANGI common stock, on a settlement date basis, at an average price of $7.43 per share, $3.4 million for the principal payment on the Term Loan, $3.2 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, and $3.2 million for the purchase of redeemable noncontrolling interests.
2019
Adjustments to earnings consist primarily of $19.3 million of stock-based compensation expense, $14.5 million of amortization of intangibles, $14.3 million of bad debt expense and $7.0 million of depreciation, partially offset by $14.4 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $39.7 million, partially offset by an increase in accounts payable and other liabilities of $11.9 million. The increase in accounts receivable was primarily due to revenue growth in North America and the timing of cash receipts. The increase in accounts payable and other liabilities is primarily due to an increase in accrued advertising.
Net cash provided by investing activities includes $25.0 million of proceeds from maturities of marketable debt securities, $23.7 million of net proceeds from the December 31, 2018 sale of Felix, partially offset by $20.3 million of cash principally used for the acquisition of Fixd Repair and capital expenditures of $15.2 million, primarily related to investments in the development of capitalized software to support the Company's products and services.
Net cash used in financing activities includes $16.5 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, a $11.4 million distribution to IAC pursuant to the tax sharing agreement and a $3.4 million principal payment on the Term Loan.
Liquidity and capital resources
The outstanding balance of the Term Loan as of March 31, 2020 is $244.1 million. There are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. At March 31, 2020, the Term Loan bears interest at LIBOR plus 1.50%, or 2.28%. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio.
The Credit Facility of $250 million expires on November 5, 2023. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds is currently 25 basis points and is based on the consolidated net leverage ratio most recently reported. Borrowings under the Credit Facility bear interest, at the Company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on the Company's consolidated net leverage ratio.
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
During the quarter ended March 31, 2020, the Company repurchased 5.1 million shares, on a trade date basis, of its common stock at an average price of $7.40 per share, or $37.5 million in aggregate. From April 1, 2020 through May 5, 2020, the Company repurchased an additional 2.5 million shares at an average price of $6.18 per share, or $15.4 million in aggregate. The Company has 20.1 million shares remaining in its share repurchase authorization as of May 5, 2020. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors ANGI management deems relevant at any particular time without limitation, market conditions, share price and future outlook.
The Company currently settles all equity awards on a net basis. Assuming all ANGI equity awards outstanding on May 1, 2020 were net settled on that date, including stock options, RSUs and subsidiary-denominated equity, ANGI would have issued 11.4 million Class A shares and would have remitted $77.0 million in cash for withholding taxes (assuming a 50% withholding rate).

The Company believes its existing cash, cash equivalents, available borrowings under the Credit Facility and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the foreseeable future. The Company's 2020 capital expenditures are expected to be lower than 2019 capital expenditures of $68.8 million by approximately 25% to 30%, due primarily to lower capital expenditures related to leasehold improvements. The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the "COVID-19 Update" section above, to date, the COVID-19 outbreak and measures designed to curb its spread have adversely impacted the Company's business. The longer the global outbreak and measures designed to curb the spread of the COVID-19 outbreak have adverse impacts on economic conditions generally, the greater the adverse impact is likely to be on the Company's business, financial condition and results of operations. The Company believes it has ample access to capital to navigate current and coming economic pressures.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if its leverage ratio (as defined in the Credit Facility and Term Loan) exceeds the ratios set forth in the Term Loan. There were no such limitations at March 31, 2020. The Company's ability to obtain additional financing may also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise.
At March 31, 2020, IAC held all Class B shares of ANGI, which represent 84.9% of the economic interest and 98.3% of the voting interest of ANGI. As a result, IAC has the ability to control ANGI’s financing activities, including the issuance of additional debt and equity securities by ANGI or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI’s capital stock and its representation on the ANGI board of directors. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2020, there have been no material changes to the Company's contractual obligations since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2020, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Service Professional Class Action Litigation against HomeAdvisor

This purported class action pending in Colorado is described in detail on page 24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849 and Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, both filed in U.S. District Court in Colorado and consolidated under the caption In re HomeAdvisor, Inc. Litigation. This lawsuit alleges that our HomeAdvisor business engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads or failing to disclose certain charges. There have been no material or otherwise noteworthy developments in this case since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.

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
These forward-looking statements include, among others, statements relating to the Company’s future financial performance, business prospects and strategy, anticipated trends and prospects in the home services industry and other similar matters. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the impact of the COVID-19 outbreak, (ii) our ability to compete, (iii) the failure or delay of the home services market to migrate online, (iv) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), (v) our ability to establish and maintain relationships with quality service professionals, (vi) our ability to build, maintain and/or enhance our various brands, (vii) our ability to market our various products and services in a successful and cost-effective manner, (viii) the continued display of links to websites offering our products and services in a prominent manner in search results, (ix) our continued ability to communicate with consumers and service professionals via e-mail (or other sufficient means), (x) our ability to access, share and use personal data about consumers, (xi) our ability to develop and monetize versions of our products and services for mobile and other digital devices, (xii) any challenge to the contractor classification or employment status of our Handy service professionals, (xiii) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information, (xiv) the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, (xv) the integrity, efficiency and scalability of our technology systems and infrastructures (and those of third parties with whom we do business), (xvi) operational and financial risks relating to acquisitions and our continued ability to identify suitable acquisition candidates, (xvii) our ability to operate (and expand into) international markets successfully, (xviii) our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties, (xix) changes in key personnel, (xx) increased costs and strain on our management as a result of operating as a new public company, (xxi) various risks related to our relationship with IAC and (xxii) various risks related to our outstanding indebtedness.
Certain of these and other risks and uncertainties are discussed below (in the case of risks related to the impact of the COVID-19 outbreak on our business) and in our filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Company management as of the date of this quarterly report. We do not undertake to update these forward-looking statements.
Risk Factors
The global outbreak of COVID-19 and other similar outbreaks could adversely affect our business, financial condition and results of operations.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the recent outbreak of the coronavirus disease 2019 ("COVID-19"), which has been declared a "pandemic" by the World Health Organization. To date, the outbreak of COVID-19 has caused a widespread global health crisis, and governments in affected regions have implemented measures designed to curb the spread of the novel coronavirus causing the disease, such as social distancing, government imposed quarantines and lockdowns, travel bans and other public health safety measures. These measures have resulted in significant social disruption and have had (and are likely to continue to have) an adverse effect on economic conditions generally, as well as on consumer confidence and spending, all of which could have an adverse effect on our businesses, financial condition and results of operations. For example, to date, we have experienced a decline in demand for home services requests, driven primarily by decreases in demand in certain categories of jobs (particularly non-essential projects) and decreases in demand in regions most affected by the COVID-19 outbreak, which we attribute both to the unwillingness of consumers to interact with service professionals face-to-face or have service professionals in their homes, and to lower levels of consumer confidence and discretionary income generally.
In response to the COVID-19 outbreak and government-imposed measures to control its spread, our ability to conduct ordinary course business activities has been (and may continue to be) impaired for an indefinite period of time. For example, we have taken several precautions that could adversely impact employee productivity, such as requiring employees to work remotely for the first time in the Company's history, as well as imposing travel restrictions and temporarily closing office locations. While we have found that our employees (including call center and sales employees) have transitioned to working remotely with limited disruption to date, no assurances can be provided that their productivity and efficiency will remain at pre-pandemic levels, particularly if they are required to continue working remotely for an extended period of time. Also, working remotely may involve increased operational risks, such as increased risks of "phishing," other cybersecurity attacks or the unauthorized dissemination of personally identifiable information or proprietary and confidential information. Lastly, moving employees back to the office may introduce distraction that could have a temporary negative impact on the Company’s productivity, and in turn, revenue. We may also experience increased operating costs as we gradually resume normal operations and enhance preventative measures, including with respect to real estate, compliance and insurance-related expenses. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors or business partners are adversely affected. Any of these measures or impairments could adversely affect our business, financial condition and results of operations.
The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact our business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, non-essential services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for home services provided by our service professionals and our products and services generally), the greater the adverse effect is likely to be on our business, financial condition and results of operations and the more limited our ability will be to try and make up for delayed or lost revenues. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Furthermore, because the COVID-19 pandemic did not impact our results until late in the first quarter of 2020, such impact may not be directly comparable to any historical period and is not necessarily indicative of any future impact that the COVID-19 pandemic may have on our results for the remainder of 2020 or any subsequent periods. The impact of COVID-19 on our revenues and expenses may also fluctuate differently over the duration of the pandemic.
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
Pursuant to the Employee Matters Agreement, 186,606 shares of Class B common stock were issued to IAC on March 31, 2020 as reimbursement for shares of IAC common stock issued in connection with the settlement of certain equity awards held by our employees during the quarter ended March 31, 2020. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the quarter ended March 31, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2020	132,000	$8.28	132,000	7,542,244
February 2020	2,988,498	$7.89	2,988,498	4,553,746
March 2020	1,939,788	$6.59	1,939,788	22,613,958
Total	5,060,286	$7.40	5,060,286	22,613,958
________________________________________

(1)	Reflects repurchases made pursuant to the share repurchase authorization previously announced in February 2019.
(2)
Represents the total number of shares of Class A common stock that remained available for repurchase as of March 31, 2020 pursuant to the February 2019 and March 2020 share repurchase authorizations. From April 1, 2020 through May 5, 2020, the Company repurchased an additional approximately 2.5 million shares at an average price of $6.18 per share. The Company had approximately 20.1 million shares remaining in its share repurchase authorizations as of May 5, 2020. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors ANGI management deems relevant at any particular time without limitation, market conditions, share price and future outlook.

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

Dated:	May 8, 2020
ANGI Homeservices Inc.

		By:	/s/ JAMIE COHEN
Jamie Cohen
Chief Financial Officer

Signature	Title	Date

/s/ JAMIE COHEN	Chief Financial Officer	May 8, 2020
Jamie Cohen