Form 10-Q
period 2020-06-30
ANGI Homeservices Inc.
filed 2020-08-10
CIK 1705110

As filed with the Securities and Exchange Commission on August 10, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 7, 2020, the following shares of the registrant's common stock were outstanding:

Class A Common Stock	74,149,518
Class B Common Stock	421,756,247
Class C Common Stock	—
Total outstanding Common Stock	495,905,765

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$420,985	$390,565
Accounts receivable, net of allowance and reserves of $27,991 and $20,293, respectively	49,760	41,669
Other current assets	63,598	67,759
Total current assets	534,343	499,993

Capitalized software, leasehold improvements and equipment, net of accumulated depreciation and amortization	104,261	103,361
Goodwill	882,406	883,960
Intangible assets, net of accumulated amortization	225,401	251,725
Other non-current assets	178,980	182,572
TOTAL ASSETS	$1,925,391	$1,921,611

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable	44,600	25,987
Deferred revenue	58,091	58,220
Accrued expenses and other current liabilities	138,822	116,997
Total current liabilities	255,263	214,954

Long-term debt, net	225,336	231,946
Deferred income taxes	1,891	3,441
Other long-term liabilities	115,882	121,055

Redeemable noncontrolling interests	25,093	26,663

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 89,076 and 87,007 shares, respectively, and outstanding 73,953 and 79,681, respectively	89	87
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 421,757 and 421,570 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,387,618	1,357,075
Retained earnings	19,741	16,032
Accumulated other comprehensive loss	(2,740)	(1,379)
Treasury stock, 15,123 and 7,326 shares, respectively	(112,808)	(57,949)
Total ANGI Homeservices Inc. shareholders' equity	1,292,322	1,314,288
Noncontrolling interests	9,604	9,264
Total shareholders' equity	1,301,926	1,323,552
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,925,391	$1,921,611
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenue	$375,061	$343,896	$718,711	$647,339
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	41,042	10,722	74,271	20,733
Selling and marketing expense	189,984	196,167	379,943	371,469
General and administrative expense	85,451	88,013	180,007	172,442
Product development expense	15,407	15,082	32,491	30,886
Depreciation	12,555	8,796	24,693	15,795
Amortization of intangibles	12,978	13,713	25,958	28,252
Total operating costs and expenses	357,417	332,493	717,363	639,577
Operating income	17,644	11,403	1,348	7,762
Interest expense	(1,620)	(2,963)	(3,894)	(5,957)
Other income, net	212	1,047	633	3,318
Earnings (loss) before income taxes	16,236	9,487	(1,913)	5,123
Income tax (provision) benefit	(3,025)	(2,253)	5,940	11,962
Net earnings	13,211	7,234	4,027	17,085
Net earnings attributable to noncontrolling interests	(544)	(266)	(318)	(148)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$12,667	$6,968	$3,709	$16,937

Earnings per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings per share	$0.03	$0.01	$0.01	$0.03
Diluted earnings per share	$0.02	$0.01	$0.01	$0.03

Stock-based compensation expense by function:
Selling and marketing expense	$720	$1,046	$1,723	$2,005
General and administrative expense	13,131	14,642	36,111	30,749
Product development expense	908	1,832	2,500	4,048
Total stock-based compensation expense	$14,759	$17,520	$40,334	$36,802

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net earnings	$13,211	$7,234	$4,027	$17,085
Other comprehensive income (loss):
Change in foreign currency translation adjustment	4,486	(1,674)	(2,082)	191
Change in unrealized gains and losses on available-for-sale debt securities	—	—	—	(3)
Total other comprehensive income (loss)	4,486	(1,674)	(2,082)	188
Comprehensive income	17,697	5,560	1,945	17,273
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(544)	(266)	(318)	(148)
Change in foreign currency translation adjustment attributable to noncontrolling interests	767	383	721	191
Comprehensive loss attributable to noncontrolling interests	223	117	403	43
Comprehensive income attributable to ANGI Homeservices Inc. shareholders	$17,920	$5,677	$2,348	$17,316

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended June 30, 2020 and 2019
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive Loss				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of March 31, 2020	$23,813	$88	87,624	$422	421,757	$—	—	$1,379,079	$7,074	$(7,993)	$(96,920)	$1,281,750	$9,260	$1,291,010
Net earnings	220	—	—	—	—	—	—	—	12,667	—	—	12,667	324	12,991
Other comprehensive (loss) income	(786)	—	—	—	—	—	—	—	—	5,253	—	5,253	19	5,272
Stock-based compensation expense	—	—	—	—	—	—	—	18,607	—	—	—	18,607	—	18,607
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,452	—	—	—	—	(8,220)	—	—	—	(8,219)	—	(8,219)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(15,888)	(15,888)	—	(15,888)
Adjustment of redeemable noncontrolling interests to fair value	1,846	—	—	—	—	—	—	(1,846)	—	—	—	(1,846)	—	(1,846)
Other	—	—	—	—	—	—	—	(2)	—	—	—	(2)	1	(1)
Balance as of June 30, 2020	$25,093	$89	89,076	$422	421,757	$—	—	$1,387,618	$19,741	$(2,740)	$(112,808)	$1,292,322	$9,604	$1,301,926

Balance as of March 31, 2019	$23,242	$85	84,718	$421	421,452	$—	—	$1,331,371	$(8,828)	$(191)	$—	$1,322,858	$9,043	$1,331,901
Net earnings	160	—	—	—	—	—	—	—	6,968	—	—	6,968	106	7,074
Other comprehensive loss	(335)	—	—	—	—	—	—	—	—	(1,291)	—	(1,291)	(48)	(1,339)
Stock-based compensation expense	35	—	—	—	—	—	—	17,485	—	—	—	17,485	—	17,485
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,085	—	—	—	—	(10,257)	—	—	—	(10,256)	—	(10,256)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	1	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	319	—	—	—	—	—	—	(319)	—	—	—	(319)	—	(319)
Balance as of June 30, 2019	$23,421	$86	85,803	$421	421,453	$—	—	$1,338,280	$(1,860)	$(1,482)	$—	$1,335,445	$9,101	$1,344,546

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2020 and 2019
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive Loss				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2019	$26,663	$87	87,007	$422	421,570	$—	—	$1,357,075	$16,032	$(1,379)	$(57,949)	$1,314,288	$9,264	$1,323,552
Net (loss) earnings	(55)	—	—	—	—	—	—	—	3,709	—	—	3,709	373	4,082
Other comprehensive loss	(687)	—	—	—	—	—	—	—	—	(1,361)	—	(1,361)	(34)	(1,395)
Stock-based compensation expense	15	—	—	—	—	—	—	40,818	—	—	—	40,818	—	40,818
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,069	—	—	—	—	(10,773)	—	—	—	(10,771)	—	(10,771)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	187	—	—	(791)	—	—	—	(791)	—	(791)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(54,859)	(54,859)	—	(54,859)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	2,322	—	—	—	—	—	—	(2,322)	—	—	—	(2,322)	—	(2,322)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	3,613	—	—	—	3,613	—	3,613
Other	—	—	—	—	—	—	—	(2)	—	—	—	(2)	1	(1)
Balance as of June 30, 2020	$25,093	$89	89,076	$422	421,757	$—	—	$1,387,618	$19,741	$(2,740)	$(112,808)	$1,292,322	$9,604	$1,301,926

Balance as of December 31, 2018	$18,163	$81	80,515	$421	421,118	$—	—	$1,333,097	$(18,797)	$(1,861)	$—	$1,312,941	$9,046	$1,321,987
Net earnings	51	—	—	—	—	—	—	—	16,937	—	—	16,937	97	17,034
Other comprehensive (loss) income	(149)	—	—	—	—	—	—	—	—	379	—	379	(42)	337
Stock-based compensation expense	77	—	—	—	—	—	—	36,725	—	—	—	36,725	—	36,725
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	5	5,288	—	—	—	—	(25,448)	—	—	—	(25,443)	—	(25,443)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	335	—	—	(795)	—	—	—	(795)	—	(795)
Adjustment of redeemable noncontrolling interests to fair value	5,279	—	—	—	—	—	—	(5,279)	—	—	—	(5,279)	—	(5,279)
Other	—	—	—	—	—	—	—	(20)	—	—	—	(20)	—	(20)
Balance as of June 30, 2019	$23,421	$86	85,803	$421	421,453	$—	—	$1,338,280	$(1,860)	$(1,482)	$—	$1,335,445	$9,101	$1,344,546

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net earnings	$4,027	$17,085
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	40,334	36,802
Amortization of intangibles	25,958	28,252
Bad debt expense	39,338	32,143
Depreciation	24,693	15,795
Deferred income taxes	(6,290)	(12,407)
Other adjustments, net	5,524	3,446
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(48,222)	(61,889)
Other assets	7,132	10,556
Accounts payable and other liabilities	35,930	29,588
Income taxes payable and receivable	(502)	269
Deferred revenue	(125)	3,384
Net cash provided by operating activities	127,797	103,024
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(20,341)
Capital expenditures	(24,665)	(39,113)
Proceeds from maturities of marketable debt securities	—	25,000
Net proceeds from the sale of a business	731	23,599
Other, net	—	(103)
Net cash used in investing activities	(23,934)	(10,958)
Cash flows from financing activities:
Principal payments on term loan	(6,875)	(6,875)
Principal payments on related-party debt	—	(1,008)
Purchase of treasury stock	(54,400)	—
Proceeds from the exercise of stock options	—	573
Withholding taxes paid on behalf of employees on net settled stock-based awards	(11,494)	(26,245)
Distribution from (to) IAC pursuant to the tax sharing agreement	3,071	(11,355)
Purchase of noncontrolling interests	(3,165)	—
Other, net	—	(3,732)
Net cash used in financing activities	(72,863)	(48,642)
Total cash provided	31,000	43,424
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(702)	157
Net increase in cash and cash equivalents and restricted cash	30,298	43,581
Cash and cash equivalents and restricted cash at beginning of period	391,478	338,821
Cash and cash equivalents and restricted cash at end of period	$421,776	$382,402
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
ANGI Homeservices Inc. connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 230,000 domestic service professionals actively seek consumer matches, complete jobs or advertise work through ANGI Homeservices' platforms and consumers turn to at least one of our brands to find a professional for more than 25 million projects each year. We’ve established category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair.
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
At June 30, 2020, IAC/InterActiveCorp ("IAC") owned 85.1% and 98.3% of the economic interest and voting interest, respectively, of ANGI Homeservices.
COVID-19 Update
The impact on the Company from the COVID-19 outbreak, which has been declared a "pandemic" by the World Health Organization, has been varied. The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, discretionary services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.
In March 2020, the Company experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, the Company experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. However, many service professionals' businesses have been adversely impacted by labor and material constraints, which negatively impacted the Company's ability to monetize this increased level of service requests. Also, the United States, which represents 94% of the Company's revenue for both the three and six months ended June 30, 2020, has experienced a resurgence of the COVID-19 virus beginning in June 2020. This resurgence could result in a reduction in service requests and/or a reduction in our ability to monetize service requests due to service professional constraints, one or both of which could materially and adversely affect our business, financial condition and results of operations.
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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of revenue reserves; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of definite-lived intangible assets and capitalized software, leasehold improvements and equipment; the recoverability of goodwill and indefinite-lived intangible assets; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company's customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 7—Segment Information."

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, the Company modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition changed for HomeAdvisor pre-priced jobs and will be later than consumer connection revenue because the Company will not be able to record revenue, generally, until the service professional completes the job on the Company's behalf. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $15.3 million and $30.5 million during the three and six months ended June 30, 2020, respectively.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the Company's performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2019 were $58.2 million and $0.2 million, respectively. During the six months ended June 30, 2020, the Company recognized $49.5 million of revenue that was included in the deferred revenue balance as of December 31, 2019. During the six months ended June 30, 2019, the Company recognized $50.5 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current and non-current deferred revenue balances at June 30, 2020 are $58.1 million and $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
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
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the initial customer relationship period is greater than one year is $47.4 million and $39.1 million at June 30, 2020 and December 31, 2019, respectively. The current and non-current capitalized sales commissions balances are included in "Other current assets" and "Other non-current assets" in the accompanying consolidated balance sheet and are $44.3 million and $3.1 million, and $35.1 million and $4.0 million, at June 30, 2020 and December 31, 2019, respectively.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Allowance for Credit Losses and Revenue Reserve
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2020:

June 30, 2020
(In thousands)
Balance at January 1	$19,066
Current period provision for credit losses	39,338
Write-offs charged against the allowance	(33,700)
Recoveries collected	1,283
Balance at June 30	$25,987

The revenue reserve was $2.0 million and $1.2 million at June 30, 2020 and December 31, 2019, respectively. The total allowance for credit losses and revenue reserve was $28.0 million and $20.3 million as of June 30, 2020 and December 31, 2019, respectively.
Adoption of New Accounting Pronouncements
Adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The Company adopted ASU No. 2016-13 effective January 1, 2020. ASU No. 2016-13 replaces the “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. The Company adopted ASU No. 2016-13 using the modified retrospective approach and there was no cumulative effect arising from the adoption. The adoption of ASU No. 2016-13 did not have a material impact on the Company's consolidated financial statements.
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
For the three months ended June 30, 2020, the Company recorded an income tax provision of $3.0 million, which represents an effective income tax rate of 19%. The effective income tax rate is lower than the statutory rate of 21% due primarily to benefiting (previously unbenefited) foreign net operating loss carryforwards. For the six months ended June 30, 2020, the Company recorded an income tax benefit of $5.9 million due primarily to a $5.7 million reduction to deferred taxes due to the true-up of the state tax rate for an indefinite-lived intangible asset and benefiting foreign net operating loss carryforwards. For the three months ended June 30, 2019, the Company recorded an income tax provision of $2.3 million, which represents an effective income tax rate of 24% and is higher than the statutory rate of 21% due primarily to unbenefited foreign losses and state taxes, partially offset by excess tax benefits generated by the exercise and vesting of stock-based awards. For the six months ended June 30, 2019, the Company recorded an income tax benefit of $12.0 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the HomeAdvisor businesses. The IRS began its audit of the year ended December 31, 2017 in the second quarter of 2020. The statutes of limitations for the years 2010 through 2012 and for the years 2013 through 2016 have been extended to May 31, 2021 and March 31, 2021, respectively. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2020 and December 31, 2019, unrecognized tax benefits, including interest of $3.9 million and $4.1 million, respectively, were included in unrecognized tax positions for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at June 30, 2020 are subsequently recognized, the income tax provision would be reduced by $3.7 million. The comparable amount as of December 31, 2019 is $4.0 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $0.5 million by June 30, 2021 due to settlements, all of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of June 30, 2020, the Company has a U.S. federal and state gross deferred tax asset of $178.2 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $65.0 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $113.2 million will be utilized based on forecasts of future taxable income.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$156,063	$—	$—	$156,063
Treasury discount notes	—	174,987	—	174,987
Time deposits	—	2,936	—	2,936
Total	$156,063	$177,923	$—	$333,986

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$291,810	$—	$—	$291,810
Time deposits	—	23,040	—	23,040
Total	$291,810	$23,040	$—	$314,850

Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,750)	$(13,750)	$(13,681)
Long-term debt, net (a)	$(225,336)	$(226,875)	$(231,946)	$(232,581)
_________________

(a)	At June 30, 2020 and December 31, 2019, the carrying value of long-term debt, net includes unamortized debt issuance costs of $1.5 million and $1.8 million, respectively.
At June 30, 2020 and December 31, 2019, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2020	December 31, 2019
	(In thousands)
Term Loan due November 5, 2023	$240,625	$247,500
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,539	1,804
Total long-term debt, net	$225,336	$231,946

Term Loan and Credit Facility
The outstanding balance of the term loan ("Term Loan") was $240.6 million and $247.5 million at June 30, 2020 and December 31, 2019, respectively. There are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. At both June 30, 2020 and December 31, 2019, the Term Loan bore interest at LIBOR plus 1.50%, or 1.70% and 3.25%, respectively. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio.
The terms of the Term Loan require the Company to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement). The Term Loan also contains covenants that would limit the Company's ability to pay dividends, make distributions or repurchase its stock in the event a default has occurred or its consolidated net leverage ratio exceeds 4.25 to 1.0. At June 30, 2020, there were no limitations pursuant thereto. There are additional covenants under the Term Loan that limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
The $250 million revolving credit facility (the "Credit Facility") expires on November 5, 2023. At June 30, 2020 and December 31, 2019, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio most recently reported and was 25 basis points at both June 30, 2020 and December 31, 2019. Any future borrowings under the Credit Facility would bear interest, at the Company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on the Company's consolidated net leverage ratio. The financial and other covenants are the same as those for the Term Loan.
The Term Loan and Credit Facility are guaranteed by the Company's wholly-owned material domestic subsidiaries and are secured by substantially all assets of the Company and the guarantors, subject to certain exceptions.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss:

	Three Months Ended June 30, 2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at April 1	$(7,993)	$(7,993)
Other comprehensive income	5,253	5,253
Balance at June 30	$(2,740)	$(2,740)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2019
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at April 1	$(191)	$(191)
Other comprehensive loss	(1,291)	(1,291)
Balance at June 30	$(1,482)	$(1,482)

	Six Months Ended June 30, 2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(1,379)	$(1,379)
Other comprehensive loss	(1,361)	(1,361)
Balance at June 30	$(2,740)	$(2,740)

	Six Months Ended June 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(1,864)	$3	$(1,861)
Other comprehensive income (loss)	382	(3)	379
Balance at June 30	$(1,482)	$—	$(1,482)

At both June 30, 2020 and 2019, there was no tax benefit or provision on the accumulated other comprehensive loss.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to ANGI Homeservices shareholders:

	Three Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$13,211	$13,211	$7,234	$7,234
Net earnings attributable to noncontrolling interests	(544)	(544)	(266)	(266)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$12,667	$12,667	$6,968	$6,968

Denominator:
Weighted average basic shares outstanding	495,769	495,769	506,725	506,725
Dilutive securities (a) (b)	—	14,765	—	13,904
Denominator for earnings per share—weighted average shares	495,769	510,534	506,725	520,629

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Earnings per share	$0.03	$0.02	$0.01	$0.01

	Six Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$4,027	$4,027	$17,085	$17,085
Net earnings attributable to noncontrolling interests	(318)	(318)	(148)	(148)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$3,709	$3,709	$16,937	$16,937

Denominator:
Weighted average basic shares outstanding	497,611	497,611	505,548	505,548
Dilutive securities (a) (b)	—	11,136	—	16,313
Denominator for earnings per share—weighted average shares	497,611	508,747	505,548	521,861

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Earnings per share	$0.01	$0.01	$0.03	$0.03
________________________

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, subsidiary denominated equity, and vesting of restricted stock units ("RSUs"). For the three and six months ended June 30, 2020, 4.9 million and 5.4 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For both the three and six months ended June 30, 2019, 4.2 million potentially dilutive securities are excluded from the calculation of diluted securities per share because their inclusion would have been anti-dilutive.

(b)
Market-based awards and performance-based stock units ("PSUs") are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2020, 3.4 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met. For both the three and six months ended June 30, 2019, 2.8 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.

NOTE 7—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the target market.
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
North America	$357,417	$324,400	$681,549	$606,394
Europe	17,644	19,496	37,162	40,945
Total	$375,061	$343,896	$718,711	$647,339
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
North America
Marketplace:
Consumer connection revenue(a)	$272,649	$241,236	$512,479	$442,818
Service professional membership subscription revenue	13,017	16,302	26,794	32,702
Other revenue	7,507	3,753	12,676	6,271
Total Marketplace revenue	293,173	261,291	551,949	481,791
Advertising and other revenue(b)	64,244	63,109	129,600	124,603
Total North America revenue	357,417	324,400	681,549	606,394
Europe
Consumer connection revenue(c)	13,945	15,232	29,634	32,355
Service professional membership subscription revenue	3,215	3,613	6,514	7,355
Advertising and other revenue	484	651	1,014	1,235
Total Europe revenue	17,644	19,496	37,162	40,945
Total revenue	$375,061	$343,896	$718,711	$647,339
________________________

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a)	Includes fees paid by service professionals for consumer matches and revenue from pre-priced jobs sourced through the HomeAdvisor and Handy platforms.

(b)	Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk and HomeStars.

(c)	Includes fees paid by service professionals for consumer matches.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
United States	$354,000	$320,701	$673,821	$599,179
All other countries	21,061	23,195	44,890	48,160
Total	$375,061	$343,896	$718,711	$647,339

	June 30, 2020	December 31, 2019
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$95,173	$95,822
All other countries	9,088	7,539
Total	$104,261	$103,361

The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating income (loss):
North America	$16,190	$12,473	$8,082	$13,215
Europe	1,454	(1,070)	(6,734)	(5,453)
Total	$17,644	$11,403	$1,348	$7,762

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Adjusted EBITDA(d):
North America	$55,041	$51,606	$96,432	$91,295
Europe	$2,895	$(174)	$(4,099)	$(2,684)
________________________

(d)
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

The following tables reconcile operating income (loss) to Adjusted EBITDA for the Company’s reportable segments:

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2020
	Operating income	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$16,190	$14,495	$11,467	$12,889	$55,041
Europe	1,454	$264	$1,088	$89	$2,895
Operating income	17,644
Interest expense	(1,620)
Other income, net	212
Earnings before income taxes	16,236
Income tax provision	(3,025)
Net earnings	13,211
Net earnings attributable to noncontrolling interests	(544)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$12,667

	Three Months Ended June 30, 2019
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$12,473	$17,387	$8,227	$13,519	$51,606
Europe	(1,070)	$133	$569	$194	$(174)
Operating income	11,403
Interest expense	(2,963)
Other income, net	1,047
Earnings before income taxes	9,487
Income tax provision	(2,253)
Net earnings	7,234
Net earnings attributable to noncontrolling interests	(266)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$6,968

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2020
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$8,082	$39,807	$22,764	$25,779	$96,432
Europe	(6,734)	$527	$1,929	$179	$(4,099)
Operating income	1,348
Interest expense	(3,894)
Other income, net	633
Loss before income taxes	(1,913)
Income tax benefit	5,940
Net earnings	4,027
Net earnings attributable to noncontrolling interests	(318)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$3,709

	Six Months Ended June 30, 2019
	Operating income (loss)	Stock-based compensation expense	Depreciation	Amortization of intangibles	Adjusted EBITDA
	(In thousands)
North America	$13,215	$36,459	$14,434	$27,187	$91,295
Europe	(5,453)	$343	$1,361	$1,065	$(2,684)
Operating income	7,762
Interest expense	(5,957)
Other income, net	3,318
Earnings before income taxes	5,123
Income tax benefit	11,962
Net earnings	17,085
Net earnings attributable to noncontrolling interests	(148)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$16,937

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

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$420,985	$390,565	$380,563	$336,984
Restricted cash included in other current assets	379	504	1,419	1,417
Restricted cash included in other non-current assets	412	409	420	420
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$421,776	$391,478	$382,402	$338,821

Restricted cash at June 30, 2020 and December 31, 2019 primarily consists of a deposit related to corporate credit cards.
Restricted cash at June 30, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	June 30, 2020	December 31, 2019
	(In thousands)
Right-of-use assets (included in "other non-current assets")	$30,216	$19,416
Capitalized software, leasehold improvements and equipment	$83,970	$68,227
Intangible assets	$166,838	$141,208

Other income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Other income, net	$212	$1,047	$633	$3,318

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
Other income, net in 2020 principally includes interest income of $0.2 million.
Other income, net in 2019 principally includes interest income of $2.2 million, partially offset by a $1.1 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
Other income, net in 2020 principally includes interest income of $1.4 million, partially offset by net foreign currency exchange losses of $0.3 million and a $0.2 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other income, net in 2019 principally includes interest income of $4.3 million and net foreign currency exchange gains of $0.3 million, partially offset by a $1.1 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.
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
For the three and six months ended June 30, 2020 and 2019, the Company was charged $1.2 million and $2.4 million; and $1.3 million and $2.7 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of June 30, 2020 or December 31, 2019.
Separately, the Company subleases office space to IAC and charged IAC $0.4 million and $0.9 million of rent for the three and six months ended June 30, 2020, respectively, and $0.5 million of rent for both the three and six months ended June 30, 2019. These amounts were paid in full by IAC at June 30, 2020 and 2019, respectively.
At June 30, 2020 and December 31, 2019, the Company had outstanding payables of $0.7 million and $0.2 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. There were $3.1 million of refunds received from IAC pursuant to this agreement during the three and six months ended June 30, 2020. During the first quarter of 2019, $11.4 million was paid to IAC pursuant to this agreement.
For the six months ended June 30, 2020, 0.2 million shares of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees. There were no shares issued to IAC pursuant to the employee matters agreement for the three months ended June 30, 2020. For the three and six months ended June 30, 2019, less than 0.1 million and 0.3 million shares, respectively, of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
ANGI Homeservices Inc. ("ANGI Homeservices," the "Company," "ANGI," "we," "our," or "us") connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 230,000 domestic service professionals actively seek consumer matches, complete jobs or advertise through ANGI Homeservices' platforms and consumers turn to at least one of our brands to find a professional for more than 25 million projects each year. We’ve established category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair.
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
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:

•
Marketplace Revenue includes revenue from the HomeAdvisor, Handy and Fixd Repair domestic marketplaces, including consumer connection revenue for consumer matches, revenue from jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms and service professional membership subscription revenue. It excludes revenue from Angie's List, mHelpDesk and HomeStars. Effective January 1, 2020, Fixd Repair has been moved to Marketplace from Advertising & Other and prior year amounts have been reclassified to conform to the current year presentation.

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

•
Term Loan - due November 5, 2023. The outstanding balance of the Term Loan as of June 30, 2020 is $240.6 million and quarterly principal payments are required. At both June 30, 2020 and December 31, 2019, the Term Loan bears interest at LIBOR plus 1.50%. The interest rate was 1.70% and 3.25% at June 30, 2020 and December 31, 2019, respectively.

•	Credit Facility - $250 million revolving credit facility expires on November 5, 2023. At June 30, 2020 and December 31, 2019, there were no outstanding borrowings under the Credit Facility.

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
Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, we modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition changed for HomeAdvisor pre-priced jobs and will be later than consumer connection revenue because we will not be able to record revenue, generally, until the service professional completes the job on our behalf. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $15.3 million and $30.5 million during the three and six months ended June 30, 2020, respectively.
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

Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to ANGI Homeservices Inc. shareholders to operating income to consolidated Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019.

Overview—Consolidated Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Revenue:
North America	$357,417	$33,017	10%	$324,400	$681,549	$75,155	12%	$606,394
Europe	17,644	(1,852)	(10)%	19,496	37,162	(3,783)	(9)%	40,945
Total	$375,061	$31,165	9%	$343,896	$718,711	$71,372	11%	$647,339

Operating Income (Loss):
North America	$16,190	$3,717	30%	$12,473	$8,082	$(5,133)	(39)%	$13,215
Europe	1,454	2,524	NM	(1,070)	(6,734)	(1,281)	(23)%	(5,453)
Total	$17,644	$6,241	55%	$11,403	$1,348	$(6,414)	(83)%	$7,762

Adjusted EBITDA:
North America	$55,041	$3,435	7%	$51,606	$96,432	$5,137	6%	$91,295
Europe	2,895	3,069	NM	(174)	(4,099)	(1,415)	(53)%	(2,684)
Total	$57,936	$6,504	13%	$51,432	$92,333	$3,722	4%	$88,611
________________________
NM = Not meaningful.
For the three months ended June 30, 2020:

•
Revenue increased $31.2 million, or 9%, driven by growth in North America of $33.0 million, or 10%, partially offset by a decline in Europe of $1.9 million, or 10%. North America revenue growth was driven by increases in Marketplace Revenue of $31.9 million, or 12%, and Advertising & Other Revenue of $1.1 million, or 2%.

•
Operating income increased $6.2 million, or 55%, to $17.6 million due primarily to an increase in Adjusted EBITDA of $6.5 million, described below, and decreases of $2.8 million in stock-based compensation expense and $0.7 million in amortization of intangibles, partially offset by an increase of $3.8 million in depreciation. The decrease in stock-based compensation expense was due primarily to a decrease of $4.7 million in the modification charge related to the Combination, partially offset by the issuance of new equity awards since 2019. The decrease in amortization of intangibles was due primarily to lower expense from certain intangible assets that became fully amortized in 2019. The increase in depreciation was due primarily to the development of capitalized software to support our products and services, as well as leasehold improvements related to additional office space.

•
Adjusted EBITDA increased 13% to $57.9 million, due primarily to higher revenue and lower selling and marketing expense as a percentage of revenue, partially offset by an increase in cost of revenue and an increase of $3.7 million in bad debt expense due to higher Marketplace Revenue and anticipated losses from Advertising SPs.

For the six months ended June 30, 2020:

•
Revenue increased $71.4 million, or 11%, driven by growth in North America of $75.2 million, or 12%, partially offset by a decline in Europe of $3.8 million, or 9%. North America revenue growth was driven by increases in Marketplace Revenue of $70.2 million, or 15%, and Advertising & Other Revenue of $5.0 million, or 4%.

•
Operating income decreased $6.4 million, or 83%, to $1.3 million, due primarily to increases of $8.9 million in depreciation and $3.5 million in stock-based compensation expense, partially offset by an increase in Adjusted EBITDA of $3.7 million, described below, and a decrease of $2.3 million in amortization of intangibles. The increase in depreciation and decrease in amortization of intangibles were due primarily due to the factors described above in the three-month discussion. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since 2019, partially offset by a decrease of $2.8 million in the modification charge related to the Combination.

In the first quarter of 2020, the Company recorded additional stock-based compensation expense of $5.9 million related to the previously issued HomeAdvisor unvested awards that were modified in connection with the Combination. The initial modification charge related to these awards was $139.9 million. The cumulative $5.9 million adjustment includes an increase of $3.4 million to adjust forfeitures for the remaining unvested awards and $2.5 million to correct the attribution of expense by period. The adjustment primarily impacted general and administrative expense. The effect on prior periods is immaterial.

•
Adjusted EBITDA increased 4% to $92.3 million, growing slower than revenue due primarily to increased European losses, an increase in cost of revenue and an increase of $7.2 million in bad debt expense due to higher Marketplace Revenue, the impact from COVID-19 on expected credit losses and anticipated losses from Advertising SPs.

COVID-19 Update
The impact on the Company from the COVID-19 outbreak, which has been declared a "pandemic" by the World Health Organization, has been varied. The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, discretionary services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.
In March 2020, the Company experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, the Company experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. However, many service professionals' businesses have been adversely impacted by labor and material constraints, which negatively impacted the Company's ability to monetize this increased level of service requests. Also, the United States, which represents 94% of the Company's revenue for both the three and six months ended June 30, 2020, has experienced a resurgence of the COVID-19 virus beginning in June 2020. This resurgence could result in a reduction in service requests and/or a reduction in our ability to monetize service requests due to service professional constraints, one or both of which could materially and adversely affect our business, financial condition and results of operations.

Results of Operations for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$272,649	$31,413	13%	$241,236	$512,479	$69,661	16%	$442,818
Service professional membership subscription revenue	13,017	(3,285)	(20)%	16,302	26,794	(5,908)	(18)%	32,702
Other revenue	7,507	3,754	100%	3,753	12,676	6,405	102%	6,271
Total Marketplace Revenue	293,173	31,882	12%	261,291	551,949	70,158	15%	481,791
Advertising & Other Revenue	64,244	1,135	2%	63,109	129,600	4,997	4%	124,603
North America	357,417	33,017	10%	324,400	681,549	75,155	12%	606,394
Europe	17,644	(1,852)	(10)%	19,496	37,162	(3,783)	(9)%	40,945
Total Revenue	$375,061	$31,165	9%	$343,896	$718,711	$71,372	11%	$647,339

Percentage of Total Revenue:
North America	95%			94%	95%			94%
Europe	5%			6%	5%			6%
Total Revenue	100%			100%	100%			100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	Change	% Change	2019	2020	Change	% Change	2019
	(Amounts in thousands)
Operating metrics:
Marketplace Service Requests	9,381	1,417	18%	7,964	15,349	1,558	11%	13,791
Marketplace Monetized Transactions	4,514	93	2%	4,421	8,105	109	1%	7,996
Marketplace Transacting SPs	194	6	3%	188
Advertising SPs	37	1	4%	36
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
North America revenue increased $33.0 million, or 10%, driven by increases in Marketplace Revenue of $31.9 million or 12%, and Advertising & Other Revenue of $1.1 million, or 2%. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $31.4 million, or 13%, which was due primarily to an increase of 2% in Marketplace Monetized Transactions to 4.5 million, driven by an increase of 18% in Marketplace Service Requests to 9.4 million, and, to a lesser extent, an increase in revenue of $15.3 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020. The increase in Advertising & Other Revenue is due primarily to an increase in Angie's List revenue driven by a 4% increase in Advertising SPs.
Europe revenue decreased $1.9 million, or 10%, due primarily to the impact of COVID-19, lower monetization from transitioning the business in France to a common European technology platform with the businesses in the Netherlands and Italy, which began in early February 2020, and the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and British Pound.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
North America revenue increased $75.2 million, or 12%, driven by increases in Marketplace Revenue of $70.2 million or 15%, and Advertising & Other Revenue of $5.0 million, or 4%. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $69.7 million, or 16%, which was due primarily to an increase of 1% in Marketplace Monetized Transactions to 8.1 million, driven by an increase of 11% in Marketplace Service Requests to 15.3 million, and, to a lesser extent, an increase in revenue of $30.5 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020. The increase in Advertising & Other Revenue is due primarily to an increase in Angie's List revenue.
Europe revenue decreased $3.8 million, or 9%, due primarily to the impact of COVID-19, lower monetization from transitioning the business in France to a common European technology platform with the businesses in the Netherlands and Italy, which began in early February 2020, and the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and British Pound.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$41,042	$30,320	283%	$10,722	$74,271	$53,538	258%	$20,733
As a percentage of revenue	11%			3%	10%			3%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
North America cost of revenue increased $30.3 million, or 294%, due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor's pre-priced product offering, effective January 1, 2020.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
North America cost of revenue increased $53.4 million, or 269%, due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor's pre-priced product offering, effective January 1, 2020.
Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Selling and marketing expense	$189,984	$(6,183)	(3)%	$196,167	$379,943	$8,474	2%	$371,469
As a percentage of revenue	51%			57%	53%			57%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
North America selling and marketing expense decreased $2.9 million, or 2%, driven by a decrease of $6.5 million in advertising expense, partially offset by an increase in compensation expense of $3.5 million. The decrease in advertising expense was due primarily to a decrease in television spend resulting from cost cutting initiatives due to the impact of COVID-19, partially offset by an increase in online marketing, due in part to higher online cost per paid Marketplace Service Request. Beginning mid-way through 2019, the proportion of service requests through Google free traffic declined while service requests through Google paid traffic increased. In addition, paid service requests became considerably more expensive on average than in the first half of 2019. In response to this continuing trend, we implemented new processes in the second half of 2019 and as a result we expect the year over year increase in cost per paid service request to be more modest in the back half of 2020. The increase in compensation expense was due primarily to growth in the sales force.

Europe selling and marketing expense decreased $3.3 million, or 35%, driven by decreases in advertising expense of $2.2 million and compensation expense of $0.9 million. The decrease in advertising expense is due, in part, to mitigating the negative impact of COVID-19 on revenue.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
North America selling and marketing expense increased $10.3 million, or 3%, driven by increases in compensation expense of $11.9 million, outsourced personnel costs of $2.3 million and facility costs of $1.1 million, partially offset by a decrease in advertising expense of $4.3 million. The increase in compensation expense was due primarily to growth in the sales force. The increase in outsourced personnel costs was due primarily to various sales initiatives at Handy. The decrease in advertising expense was due primarily to a decrease in television spend, partially offset by an increase in online marketing. Online marketing spend was negatively impacted by traffic sourced through Google as described above in the three-month discussion.
Europe selling and marketing expense decreased $1.9 million, or 8%, driven by a decrease in compensation expense of $1.5 million primarily resulting from a reduction in sales force headcount associated with the platform migration in France.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
General and administrative expense	$85,451	$(2,562)	(3)%	$88,013	$180,007	$7,565	4%	$172,442
As a percentage of revenue	23%			26%	25%			27%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
North America general and administrative expense decreased $1.1 million, or 1%, due primarily to decreases of $3.8 million in compensation expense, $1.0 million in travel related expenses resulting from the impact of COVID-19 and $0.7 million in software license and maintenance costs, partially offset by increases of $3.8 million in bad debt expense due to higher Marketplace Revenue and anticipated losses from Advertising SPs and $1.4 million in professional fees. The decrease in compensation expense is due primarily to a reduction in headcount and a decrease of $1.7 million in stock-based compensation expense due primarily to a decrease of $3.5 million in the modification charge related to the Combination, partially offset by the issuance of new equity awards since 2019. The increase in professional fees is due primarily to an increase in legal fees.
Europe general and administrative expense decreased $1.4 million, or 20%, due primarily to decreases of $0.6 million in compensation expense and $0.2 million in travel related expenses resulting from the impact of COVID-19.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
North America general and administrative expense increased $8.0 million, or 5%, due primarily to increases of $6.8 million in bad debt expense due to higher Marketplace Revenue, the impact from COVID-19 on expected credit losses and anticipated losses from Advertising SPs and $2.5 million in compensation expense, partially offset by a decrease of $1.3 million in software license and maintenance costs. The increase in compensation expense is due primarily to an increase of $5.1 million in stock-based compensation expense due primarily to a cumulative adjustment recorded in the first quarter of 2020 in connection with the modification charge related to the Combination described above under "Overview".
Europe general and administrative expense decreased $0.4 million, or 3%, due primarily to a decrease of $0.7 million in compensation expense, partially offset by an increase of $0.4 million in bad debt expense due, in part, from the impact of COVID-19 on expected credit losses.

Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Product development expense	$15,407	$325	2%	$15,082	$32,491	$1,605	5%	$30,886
As a percentage of revenue	4%			4%	5%			5%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
North America product development expense increased $0.4 million, or 3%, due primarily to an increase in compensation expense of $0.3 million.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
North America product development expense increased $1.6 million, or 6%, due primarily to increases in compensation expense of $1.0 million and software license and maintenance costs of $0.7 million.
Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Depreciation	$12,555	$3,759	43%	$8,796	$24,693	$8,898	56%	$15,795
As a percentage of revenue	3%			3%	3%			2%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
North America depreciation increased $3.2 million, or 39%, due primarily to the development of capitalized software to support our products and services, as well as leasehold improvements related to additional office space. Europe depreciation increased $0.5 million.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
North America depreciation increased $8.3 million, or 58%, due primarily to the factors described above in the three-month discussion.
Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
North America	$16,190	$3,717	30%	$12,473	$8,082	$(5,133)	(39)%	$13,215
Europe	1,454	2,524	NM	(1,070)	(6,734)	(1,281)	(23)%	(5,453)
Total	$17,644	$6,241	55%	$11,403	$1,348	$(6,414)	(83)%	$7,762

As a percentage of revenue	5%			3%	—%			1%
________________________
NM = Not meaningful

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
North America operating income increased $3.7 million, or 30%, due to an increase in Adjusted EBITDA of $3.4 million, described below, and decreases of $2.9 million in stock-based compensation expense and $0.6 million in amortization of intangibles, partially offset by an increase of $3.2 million in depreciation. The decrease in stock-based compensation expense was due primarily to a decrease of $4.7 million in the modification charge related to the Combination, partially offset by the issuance of new equity awards since 2019. The decrease in amortization of intangibles was due primarily to lower expense from certain intangible assets that became fully amortized in 2019. The increase in depreciation was due primarily to the development of capitalized software to support our products and services, as well as leasehold improvements related to additional office space.
Europe operating income increased to $1.5 million from a loss of $1.1 million, due primarily to an increase in Adjusted EBITDA of $3.1 million, described below, and a decrease of $0.1 million in amortization of intangibles, partially offset by increases of $0.5 million in depreciation and $0.1 million in stock-based compensation expense.
At June 30, 2020, there is $100.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
North America operating income decreased $5.1 million, or 39%, due primarily to increases of $8.3 million in depreciation and $3.3 million in stock-based compensation expense, partially offset by an increase in Adjusted EBITDA of $5.1 million, described below, and a decrease of $1.4 million in amortization of intangibles. The increase in depreciation and decrease in amortization of intangibles were due primarily to the factors described above in the three-month discussion. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since 2019, partially offset by a decrease of $2.8 million in the modification charge related to the Combination.
Europe operating loss increased $1.3 million, or 23%, to a loss of $6.7 million due primarily to an increase in Adjusted EBITDA loss of $1.4 million, described below, and increases of $0.6 million in depreciation and $0.2 million in stock-based compensation expense, partially offset by a decrease of $0.9 million in amortization of intangibles.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
North America	$55,041	$3,435	7%	$51,606	$96,432	$5,137	6%	$91,295
Europe	2,895	3,069	NM	(174)	(4,099)	(1,415)	(53)%	(2,684)
Total	$57,936	$6,504	13%	$51,432	$92,333	$3,722	4%	$88,611

As a percentage of revenue	15%			15%	13%			14%
For a reconciliation of net earnings attributable to ANGI Homeservices Inc. shareholders to operating income to consolidated Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 7—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
North America Adjusted EBITDA increased $3.4 million, or 7%, to $55.0 million, growing slower than revenue due primarily to an increase in cost of revenue and an increase of $3.8 million in bad debt expense due to higher Marketplace Revenue and anticipated losses from Advertising SPs.
Europe Adjusted EBITDA increased $3.1 million, to $2.9 million, from a loss of $0.2 million, despite the decrease of $1.9 million in revenue due primarily to a decrease of $2.2 million in advertising expense due, in part, to mitigating the negative impact of COVID-19 on revenue, and a decrease in compensation expense.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
North America Adjusted EBITDA increased $5.1 million, or 6%, to $96.4 million, growing slower than revenue due primarily to an increase in cost of revenue and an increase of $6.8 million in bad debt expense due to the factors described above in the three-month discussion and from the impact of COVID-19 on expected credit losses.
Europe Adjusted EBITDA loss increased $1.4 million, or 53%, to a loss of $4.1 million, due primarily to the decrease of $3.8 million in revenue and an increase in bad debt expense of $0.4 million, due, in part, from the impact of COVID-19 on expected credit losses, partially offset by a decrease in compensation expense primarily resulting from a reduction in sales force headcount associated with the platform migration in France.
Interest expense
Interest expense relates to interest on the Term Loan and commitment fees on the undrawn Credit Facility.
For a detailed description of long-term debt, net, see "Note 4—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Interest expense	$1,620	$(1,343)	(45)%	$2,963	$3,894	$(2,063)	(35)%	$5,957
For the three months and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Interest expense in 2020 decreased from 2019 due primarily to lower interest rates and the decrease in the average outstanding balance of the Term Loan compared to the prior year period.
Other income, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Other income, net	$212	$(835)	(80)%	$1,047	$633	$(2,685)	(81)%	$3,318
For the three months ended June 30, 2020 and 2019
Other income, net in 2020 principally includes interest income of $0.2 million.
Other income, net in 2019 principally includes interest income of $2.2 million, partially offset by a $1.1 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.
For the six months ended June 30, 2020 and 2019
Other income, net in 2020 principally includes interest income of $1.4 million, partially offset by net foreign currency exchange losses of $0.3 million and a $0.2 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.
Other income, net in 2019 principally includes interest income of $4.3 million and net foreign currency exchange gains of $0.3 million, partially offset by a $1.1 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.

Income tax (provision) benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Income tax (provision) benefit	$(3,025)	$(772)	(34)%	$(2,253)	$5,940	$(6,022)	(50)%	$11,962
Effective income tax rate	19%			24%	NM			NM
For further details of income tax matters, see "Note 2—Income Taxes" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
In 2020, the effective income tax rate was lower than the statutory rate of 21% due primarily to benefiting (previously unbenefited) foreign net operating loss carryforwards.
In 2019, the effective income tax rate was higher than the statutory rate of 21% due primarily to unbenefited foreign losses and state taxes, partially offset by excess tax benefits generated by the exercise and vesting of stock-based awards.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
In 2020, the Company recorded an income tax benefit of $5.9 million. The income tax benefit was due primarily to a $5.7 million reduction to deferred taxes due to the true-up of the state tax rate of an indefinite-lived intangible asset and benefiting foreign net operating loss carryforwards.
In 2019, the Company recorded an income tax benefit of $12.0 million, despite pre-tax income. The income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.

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
The following table reconciles net earnings attributable to ANGI Homeservices Inc. shareholders to operating income to consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$12,667	$6,968	$3,709	$16,937
Add back:
Net earnings attributable to noncontrolling interests	544	266	318	148
Income tax provision (benefit)	3,025	2,253	(5,940)	(11,962)
Other income, net	(212)	(1,047)	(633)	(3,318)
Interest expense	1,620	2,963	3,894	5,957
Operating income	17,644	11,403	1,348	7,762
Stock-based compensation expense	14,759	17,520	40,334	36,802
Depreciation	12,555	8,796	24,693	15,795
Amortization of intangibles	12,978	13,713	25,958	28,252
Adjusted EBITDA	$57,936	$51,432	$92,333	$88,611
For a reconciliation of operating income to Adjusted EBITDA for the Company's reportable segments, see "Note 7—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents
United States	$404,845	$377,648
All other countries (a)	16,140	12,917
Total cash and cash equivalents	$420,985	$390,565

Long-term debt
Term Loan due November 5, 2023	$240,625	$247,500
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,539	1,804
Total long-term debt, net	$225,336	$231,946
________________________

(a)	If needed for U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 4—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$127,797	$103,024
Investing activities	$(23,934)	$(10,958)
Financing activities	$(72,863)	$(48,642)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, bad debt expense, amortization of intangibles, depreciation, and deferred income taxes.
2020
Adjustments to earnings consist primarily of $40.3 million of stock-based compensation expense, $39.3 million of bad debt expense, $26.0 million of amortization of intangibles, and $24.7 million of depreciation, partially offset by $6.3 million of deferred income taxes. The deferred income tax benefit primarily relates to an adjustment to deferred taxes resulting from a true-up of the state tax rate. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $48.2 million, partially offset by an increase in accounts payable and other liabilities of $35.9 million. The increase in accounts receivable is due primarily to revenue growth in North America. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables.

Net cash provided by investing activities includes capital expenditures of $24.7 million, primarily related to investments in the development of capitalized software to support the Company's products and services and leasehold improvements.
Net cash used in financing activities includes $54.4 million for the repurchase of 7.7 million shares of ANGI common stock, on a settlement date basis, at an average price of $7.02 per share, $11.5 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $6.9 million for the principal payments on the Term Loan, and $3.2 million for the purchase of redeemable noncontrolling interests, partially offset by a $3.1 million payment from IAC pursuant to the tax sharing agreement.
2019
Adjustments to earnings consist primarily of $36.8 million of stock-based compensation expense, $32.1 million of bad debt expense, $28.3 million of amortization of intangibles, and $15.8 million of depreciation, partially offset by $12.4 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $61.9 million, partially offset by an increase in accounts payable and other liabilities of $29.6 million and a decrease in other assets of $10.6 million. The increase in accounts receivable was due primarily to revenue growth in North America and the timing of cash receipts. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables. The decrease in other assets is due, in part, to a decrease in prepaid marketing.
Net cash used in investing activities includes capital expenditures of $39.1 million, primarily related to investments in the development of capitalized software to support the Company's products and services and leasehold improvements, $20.3 million of cash principally related to the acquisition of Fixd Repair, partially offset by $25.0 million of proceeds from maturities of marketable debt securities, $23.6 million of net proceeds from the December 31, 2018 sale of Felix.
Net cash used in financing activities includes $26.2 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, a $11.4 million payment to IAC pursuant to the tax sharing agreement and a $6.9 million principal payment on the Term Loan.
Liquidity and capital resources
The outstanding balance of the Term Loan as of June 30, 2020 is $240.6 million. There are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. At June 30, 2020, the Term Loan bears interest at LIBOR plus 1.50%, or 1.70%. The spread over LIBOR is subject to change in future periods based on the Company's consolidated net leverage ratio.
The Credit Facility of $250 million expires on November 5, 2023. At June 30, 2020 and December 31, 2019, there were no outstanding borrowings under the Credit Facility. The annual commitment fee on undrawn funds is currently 25 basis points and is based on the consolidated net leverage ratio most recently reported. Borrowings under the Credit Facility bear interest, at the Company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on the Company's consolidated net leverage ratio.
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
During the six months ended June 30, 2020, the Company repurchased 7.6 million shares, on a trade date basis, of its Class A common stock at an average price of $7.00 per share, or $53.4 million in aggregate. At June 30, 2020, the Company has 20.1 million shares remaining in its share repurchase authorization. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors ANGI management deems relevant at any particular time without limitation, market conditions, share price and future outlook.

The Company currently settles all equity awards on a net basis. Assuming all ANGI equity awards outstanding on August 7, 2020 were net settled on that date, including stock options, RSUs and subsidiary-denominated equity, ANGI would have issued 12.8 million Class A shares and would have remitted $201.2 million in cash for withholding taxes (assuming a 50% withholding rate).
The Company believes its existing cash, cash equivalents, available borrowings under the Credit Facility and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the foreseeable future. The Company's 2020 capital expenditures are expected to be lower than 2019 capital expenditures of $68.8 million by approximately 25% to 30%, due primarily to lower capital expenditures related to leasehold improvements. The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the "COVID-19 Update" section above, to date, the COVID-19 outbreak and measures designed to curb its spread have had an impact on the Company's business. The longer the global outbreak and measures designed to curb the spread of the virus have adverse impacts on economic conditions generally, the greater the adverse impact is likely to be on the Company's business, financial condition and results of operations. The Company believes it has ample access to capital to navigate current and coming economic pressures.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if its leverage ratio (as defined in the Credit Facility and Term Loan) exceeds the ratios set forth in the Term Loan. There were no such limitations at June 30, 2020. The Company's ability to obtain additional financing may also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise.
At June 30, 2020, IAC held all Class B shares of ANGI, which represent 85.1% of the economic interest and 98.3% of the voting interest of ANGI. As a result, IAC has the ability to control ANGI’s financing activities, including the issuance of additional debt and equity securities by ANGI or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI’s capital stock and its representation on the ANGI board of directors. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS
At June 30, 2020, there have been no material changes to the Company's contractual obligations since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2020, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
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
These forward-looking statements include, among others, statements relating to the Company’s future financial performance, business prospects and strategy, anticipated trends and prospects in the home services industry and other similar matters. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the impact of the COVID-19 outbreak on our businesses, (ii) our ability to compete, (iii) the failure or delay of the home services market to migrate online, (iv) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), (v) our ability to establish and maintain relationships with quality service professionals, (vi) our ability to build, maintain and/or enhance our various brands, (vii) our ability to market our various products and services in a successful and cost-effective manner, (viii) the continued display of links to websites offering our products and services in a prominent manner in search results, (ix) our continued ability to communicate with consumers and service professionals via e-mail (or other sufficient means), (x) our ability to access, share and use personal data about consumers, (xi) our ability to develop and monetize versions of our products and services for mobile and other digital devices, (xii) any challenge to the contractor classification or employment status of our Handy service professionals, (xiii) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information, (xiv) the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, (xv) the integrity, efficiency and scalability of our technology systems and infrastructures (and those of third parties with whom we do business), (xvi) operational and financial risks relating to acquisitions and our continued ability to identify suitable acquisition candidates, (xvii) our ability to operate (and expand into) international markets successfully, (xviii) our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties, (xix) changes in key personnel, (xx) various risks related to our relationship with IAC and (xxi) various risks related to our outstanding indebtedness.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II-Item 1A-Risk Factors of our Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2020. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Company management as of the date of this quarterly report. We do not undertake to update these forward-looking statements.
Risk Factors
In addition to the risk factor relating to the impact of the outbreak of the COVID-19 coronavirus on our businesses and other information set forth in this quarterly report, you should carefully consider the risk factors set forth in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II-Item 1A-Risk Factors of our Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2020, which could materially and adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.
The global outbreak of the COVID-19 virus and other similar outbreaks could adversely affect our business, financial condition and results of operations.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the outbreak of the coronavirus ("COVID-19"), which has been declared a "pandemic" by the World Health Organization. To date, the outbreak of the COVID-19 virus has caused a widespread global health crisis, and governments in affected regions have implemented measures designed to curb the spread of the virus, such as social distancing, government imposed quarantines and lockdowns, travel bans and other public health safety measures. These measures have resulted in significant social disruption and have had (and are likely to continue to have) an adverse effect on economic conditions generally, as well as on consumer confidence and spending, all of which could have an adverse effect on our businesses, financial condition and results of operations. For example, in March 2020, we experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, we experienced a rebound in service requests, exceeding pre-COVID 19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of the COVID-19 virus. However, many service professionals' businesses have been adversely impacted by labor and material constraints, which negatively impacted our ability to monetize this increased level of service requests. Also, the United States, which represents 94% of our revenue for both the three and six months ended June 30, 2020, has experienced a resurgence of the COVID-19 virus beginning in June 2020. This resurgence could result in a reduction in service requests and/or a reduction in our ability to monetize service requests due to service professional constraints, one or both of which could materially and adversely affect our business, financial condition and results of operations.
In addition, in response to the COVID-19 virus and government-imposed measures to control its spread, our ability to conduct ordinary course business activities has been (and may continue to be) impaired for an indefinite period of time. For example, we have taken several precautions that could adversely impact employee productivity, such as requiring employees to work remotely for the first time in the Company's history, as well as imposing travel restrictions and temporarily closing office locations. While we have found that our employees (including call center and sales employees) have transitioned to working remotely with limited disruption to date, no assurances can be provided that their productivity and efficiency will remain at pre-pandemic levels, particularly if they are required to continue working remotely for an extended period of time. Also, working remotely may involve increased operational risks, such as increased risks of "phishing," other cybersecurity attacks or the unauthorized dissemination of personally identifiable information or proprietary and confidential information. Lastly, moving employees back to the office may introduce distraction that could have a temporary negative impact on the Company’s productivity, and in turn, revenue. We may also experience increased operating costs as we gradually resume normal operations and enhance preventative measures, including with respect to real estate, compliance and insurance-related expenses. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors or business partners are adversely affected. Any of these measures or impairments could adversely affect our business, financial condition and results of operations.
The extent to which developments related to the COVID-19 virus and measures designed to curb its spread continue to impact our business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, discretionary services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 virus, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 virus. The longer the global outbreak and measures designed to curb the spread of the COVID-19 virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for home services provided by our service professionals and our products and services generally), the greater the adverse impact is likely to be on our business, financial condition and results of operations and the more limited our ability will be to try and make up for delayed or lost revenues.
The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II-Item 1A-Risk Factors of our Quarterly Report on 10-Q for the fiscal quarter ended March 31, 2020. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Furthermore, because the COVID-19 virus did not begin to impact our results until late in the first quarter of 2020, any current or future impacts may not be directly comparable to any historical periods and are not necessarily indicative of any future impacts that the COVID-19 virus may have on our results for the remainder of 2020 or any subsequent periods. The impact of the COVID-19 virus on our revenues and expenses may also fluctuate differently over the duration of the pandemic.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its Class A common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2020.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the quarter ended June 30, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2020	1,895,113	$5.97	1,895,113	20,718,845
May 2020	665,315	$6.87	665,315	20,053,530
June 2020	-	-	-	20,053,530
Total	2,560,428	$6.21	2,560,428	20,053,530
________________________________________

(1)	Reflects repurchases made pursuant to the share repurchase authorization previously announced in February 2019.
(2)
Represents the total number of shares of Class A common stock that remained available for repurchase as of June 30, 2020 pursuant to the February 2019 and March 2020 share repurchase authorizations. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors ANGI management deems relevant at any particular time without limitation, market conditions, share price and future outlook.

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

Dated:	August 10, 2020
ANGI Homeservices Inc.

		By:	/s/ JAMIE COHEN
Jamie Cohen
Chief Financial Officer

Signature	Title	Date

/s/ JAMIE COHEN	Chief Financial Officer	August 10, 2020
Jamie Cohen