Form 10-Q
period 2020-09-30
ANGI Homeservices Inc.
filed 2020-11-06
CIK 1705110

As filed with the Securities and Exchange Commission on November 6, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 30, 2020, the following shares of the registrant's common stock were outstanding:

Class A Common Stock	77,938,213
Class B Common Stock	421,859,085
Class C Common Stock	—
Total outstanding Common Stock	499,797,298

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$855,044	$390,565
Marketable debt securities	49,992	—
Accounts receivable, net of allowance and reserves of $29,787 and $20,293, respectively	51,721	41,669
Other current assets	69,500	67,759
Total current assets	1,026,257	499,993

Capitalized software, leasehold improvements and equipment, net of accumulated depreciation and amortization	104,323	103,361
Goodwill	884,696	883,960
Intangible assets, net of accumulated amortization	212,927	251,725
Other non-current assets	186,398	182,572
TOTAL ASSETS	$2,414,601	$1,921,611

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable	42,973	25,987
Deferred revenue	58,169	58,220
Accrued expenses and other current liabilities	153,566	116,997
Total current liabilities	268,458	214,954

Long-term debt, net	715,408	231,946
Deferred income taxes	2,088	3,441
Other long-term liabilities	119,112	121,055

Redeemable noncontrolling interests	25,774	26,663

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 92,660 and 87,007 shares, respectively, and outstanding77,537 and 79,681, respectively	93	87
Class B common stock, $0.001 par value; authorized 1,500,000 shares; 421,859 and 421,570 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,362,977	1,357,075
Retained earnings	24,213	16,032
Accumulated other comprehensive loss	(985)	(1,379)
Treasury stock, 15,123 and 7,326 shares, respectively	(112,808)	(57,949)
Total ANGI Homeservices Inc. shareholders' equity	1,273,912	1,314,288
Noncontrolling interests	9,849	9,264
Total shareholders' equity	1,283,761	1,323,552
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,414,601	$1,921,611
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenue	$389,913	$357,358	$1,108,624	$1,004,697
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	48,253	13,312	122,524	34,045
Selling and marketing expense	210,171	195,542	590,114	567,011
General and administrative expense	90,122	82,344	270,129	254,786
Product development expense	17,577	16,021	50,068	46,907
Depreciation	13,921	11,244	38,614	27,039
Amortization of intangibles	12,888	14,169	38,846	42,421
Total operating costs and expenses	392,932	332,632	1,110,295	972,209
Operating (loss) income	(3,019)	24,726	(1,671)	32,488
Interest expense	(3,699)	(3,007)	(7,593)	(8,964)
Other income, net	223	1,505	856	4,823
(Loss) earnings before income taxes	(6,495)	23,224	(8,408)	28,347
Income tax benefit (provision)	11,698	(4,900)	17,638	7,062
Net earnings	5,203	18,324	9,230	35,409
Net earnings attributable to noncontrolling interests	(731)	(325)	(1,049)	(473)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$4,472	$17,999	$8,181	$34,936

Earnings per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings per share	$0.01	$0.04	$0.02	$0.07
Diluted earnings per share	$0.01	$0.04	$0.02	$0.07

Stock-based compensation expense by function:
Selling and marketing expense	$2,346	$796	$4,069	$2,801
General and administrative expense	10,866	6,375	46,977	37,124
Product development expense	1,485	1,613	3,985	5,661
Total stock-based compensation expense	$14,697	$8,784	$55,031	$45,586

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net earnings	$5,203	$18,324	$9,230	$35,409
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	3,053	(3,071)	971	(2,880)
Change in unrealized gains and losses on available-for-sale debt securities	—	—	—	(3)
Total other comprehensive income (loss), net of income taxes	3,053	(3,071)	971	(2,883)
Comprehensive income, net of income taxes	8,256	15,253	10,201	32,526
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(731)	(325)	(1,049)	(473)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(1,298)	390	(577)	581
Comprehensive (income) loss attributable to noncontrolling interests	(2,029)	65	(1,626)	108
Comprehensive income attributable to ANGI Homeservices Inc. shareholders	$6,227	$15,318	$8,575	$32,634

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended September 30, 2020 and 2019
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of June 30, 2020	$25,093	$89	89,076	$422	421,757	$—	—	$1,387,618	$19,741	$(2,740)	$(112,808)	$1,292,322	$9,604	$1,301,926
Net earnings	438	—	—	—	—	—	—	—	4,472	—	—	4,472	293	4,765
Other comprehensive income, net of income taxes	920	—	—	—	—	—	—	—	—	1,755	—	1,755	378	2,133
Stock-based compensation expense	—	—	—	—	—	—	—	13,846	—	—	—	13,846	—	13,846
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	3,584	—	—	—	—	(37,842)	—	—	—	(37,838)	—	(37,838)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	102	—	—	(632)	—	—	—	(632)	—	(632)
Adjustment of redeemable noncontrolling interests to fair value	(677)	—	—	—	—	—	—	677	—	—	—	677	—	677
Purchase of noncontrolling interests	—	—	—	—		—	—	—	—	—	—	—	(1,115)	(1,115)
Other	—	—	—	—	—	—	—	(690)	—	—	—	(690)	689	(1)
Balance as of September 30, 2020	$25,774	$93	92,660	$422	421,859	$—	—	$1,362,977	$24,213	$(985)	$(112,808)	$1,273,912	$9,849	$1,283,761

Balance as of June 30, 2019	$23,421	$86	85,803	$421	421,453	$—	—	$1,338,280	$(1,860)	$(1,482)	$—	$1,335,445	$9,101	$1,344,546
Net earnings	233	—	—	—	—	—	—	—	17,999	—	—	17,999	92	18,091
Other comprehensive loss	(365)	—	—	—	—	—	—	—	—	(2,681)	—	(2,681)	(25)	(2,706)
Stock-based compensation expense	36	—	—	—	—	—	—	8,748	—	—	—	8,748	—	8,748
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	272	—	—	—	—	(2,357)	—	—	—	(2,357)	—	(2,357)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	117	—	—	(971)	—	—	—	(970)	—	(970)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(34,157)	(34,157)	—	(34,157)
Purchase of redeemable noncontrolling interests	(71)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(1,255)	—	—	—	—	—	—	1,255	—	—	—	1,255	—	1,255
Other	—	—	—	—	—	—	—	1	—	—	—	1	—	1
Balance as of September 30, 2019	$21,999	$86	86,075	$422	421,570	$—	—	$1,344,956	$16,139	$(4,163)	$(34,157)	$1,323,283	$9,168	$1,332,451

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2020 and 2019
(Unaudited)

		ANGI Homeservices Inc. Shareholders' Equity
		Class A Common Stock $0.001 Par Value		Class B Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2019	$26,663	$87	87,007	$422	421,570	$—	—	$1,357,075	$16,032	$(1,379)	$(57,949)	$1,314,288	$9,264	$1,323,552
Net earnings	383	—	—	—	—	—	—	—	8,181	—	—	8,181	666	8,847
Other comprehensive income, net of income taxes	233	—	—	—	—	—	—	—	—	394	—	394	344	738
Stock-based compensation expense	15	—	—	—	—	—	—	54,664	—	—	—	54,664	—	54,664
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	6	5,653	—	—	—	—	(48,615)	—	—	—	(48,609)	—	(48,609)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	289	—	—	(1,423)	—	—	—	(1,423)	—	(1,423)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(54,859)	(54,859)	—	(54,859)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	1,645	—	—	—	—	—	—	(1,645)	—	—	—	(1,645)	—	(1,645)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	3,613	—	—	—	3,613	—	3,613
Other	—	—	—	—	—	—	—	(692)	—	—	—	(692)	690	(2)
Balance as September 30, 2020	$25,774	$93	92,660	$422	421,859	$—	—	$1,362,977	$24,213	$(985)	$(112,808)	$1,273,912	$9,849	$1,283,761

Balance as of December 31, 2018	$18,163	$81	80,515	$421	421,118	$—	—	$1,333,097	$(18,797)	$(1,861)	$—	$1,312,941	$9,046	$1,321,987
Net earnings	284	—	—	—	—	—	—	—	34,936	—	—	34,936	189	35,125
Other comprehensive loss	(514)	—	—	—	—	—	—	—	—	(2,302)	—	(2,302)	(67)	(2,369)
Stock-based compensation expense	113	—	—	—	—	—	—	45,473	—	—	—	45,473	—	45,473
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	5	5,560	—	—	—	—	(27,805)	—	—	—	(27,800)	—	(27,800)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	452	—	—	(1,766)	—	—	—	(1,765)	—	(1,765)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(34,157)	(34,157)	—	(34,157)
Purchase of redeemable noncontrolling interests	(71)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,024	—	—	—	—	—	—	(4,024)	—	—	—	(4,024)	—	(4,024)
Other	—	—	—	—	—	—	—	(19)	—	—	—	(19)	—	(19)
Balance as of September 30, 2019	$21,999	$86	86,075	$422	421,570	$—	—	$1,344,956	$16,139	$(4,163)	$(34,157)	$1,323,283	$9,168	$1,332,451
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net earnings	$9,230	$35,409
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	55,031	45,586
Amortization of intangibles	38,846	42,421
Provision for credit losses	60,090	49,294
Depreciation	38,614	27,039
Deferred income taxes	(18,081)	(8,294)
Other adjustments, net	8,694	6,371
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(70,705)	(66,596)
Other assets	5,200	15,701
Accounts payable and other liabilities	46,941	30,609
Income taxes payable and receivable	(570)	1,628
Deferred revenue	(105)	2,916
Net cash provided by operating activities	173,185	182,084
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(20,341)
Capital expenditures	(37,637)	(54,801)
Purchases of marketable debt securities	(49,987)	—
Proceeds from maturities of marketable debt securities	—	25,000
Net proceeds from the sale of a business	730	23,615
Other, net	—	(103)
Net cash used in investing activities	(86,894)	(26,630)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes	500,000	—
Principal payments on Term Loan	(10,313)	(10,313)
Principal payments on related-party debt	—	(1,008)
Debt issuance costs	(5,635)	—
Purchase of treasury stock	(54,400)	(33,979)
Proceeds from the exercise of stock options	—	573
Withholding taxes paid on behalf of employees on net settled stock-based awards	(49,993)	(30,039)
Distribution from (to) IAC pursuant to the tax sharing agreement	3,071	(11,355)
Purchase of noncontrolling interests	(4,280)	(71)
Other, net	—	(3,732)
Net cash provided by (used in) financing activities	378,450	(89,924)
Total cash provided	464,741	65,530
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(354)	387
Net increase in cash and cash equivalents and restricted cash	464,387	65,917
Cash and cash equivalents and restricted cash at beginning of period	391,478	338,821
Cash and cash equivalents and restricted cash at end of period	$855,865	$404,738
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
At September 30, 2020, IAC/InterActiveCorp ("IAC") owned 84.5% and 98.2% of the economic interest and voting interest, respectively, of ANGI Homeservices.
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
In March 2020, the Company experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, the Company experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. The Company continued to experience strong demand for home services in the third quarter of 2020. However, many service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted the Company's ability to monetize this increased level of service requests.
In addition, the United States, which represents 94% of the Company's revenue for both the three and nine months ended September 30, 2020, has experienced a significant resurgence of the COVID-19 virus with record levels of infection being reported in the weeks following September 30, 2020. Europe, which is the second largest market for the Company's products and services, has also seen a dramatic resurgence in COVID-19. This resurgence and the measures designed to curb its spread could result in continued variability in service requests and/or a reduction in our ability to monetize service requests due to service professional constraints, one or both of which could materially and adversely affect our business, financial condition and results of operations.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, the Company modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition changed for HomeAdvisor pre-priced jobs and will be later than consumer connection revenue because the Company will not be able to record revenue, generally, until the service professional completes the job on the Company's behalf. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $20.8 million and $51.3 million during the three and nine months ended September 30, 2020, respectively.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the Company's performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2019 were $58.2 million and $0.2 million, respectively. During the nine months ended September 30, 2020, the Company recognized $55.7 million of revenue that was included in the deferred revenue balance as of December 31, 2019. During the nine months ended September 30, 2019, the Company recognized $58.5 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current and non-current deferred revenue balances at September 30, 2020 are $58.2 million and $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
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
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the initial customer relationship period is greater than one year is $52.2 million and $39.1 million at September 30, 2020 and December 31, 2019, respectively. The current and non-current capitalized sales commissions balances are included in "Other current assets" and "Other non-current assets" in the accompanying consolidated balance sheet and are $50.0 million and $2.2 million, and $35.1 million and $4.0 million, at September 30, 2020 and December 31, 2019, respectively.
Allowance for Credit Losses and Revenue Reserve
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2020:

September 30, 2020
(In thousands)
Balance at January 1	$19,066
Current period provision for credit losses	60,090
Write-offs charged against the allowance	(53,208)
Recoveries collected	1,883
Balance at September 30	$27,831
The revenue reserve was $2.0 million and $1.2 million at September 30, 2020 and December 31, 2019, respectively. The total allowance for credit losses and revenue reserve was $29.8 million and $20.3 million as of September 30, 2020 and December 31, 2019, respectively.

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
NOTE 2—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax benefit/provision have been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company's share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders' equity and financing activities within the consolidated statement of cash flows.
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company's tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in the income tax provision/benefit in the quarter in which the change occurs.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended September 30, 2020, the Company recorded an income tax benefit of $11.7 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $17.6 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and a reduction to deferred taxes due to the true-up of the state tax rate for an indefinite-lived intangible asset. For the three months ended September 30, 2019, the Company recorded an income tax provision of $4.9 million, which represents an effective income tax rate of 21% and approximates the statutory rate of 21% due primarily to unbenefited foreign losses and state taxes, offset by research credits and excess tax benefits generated by the exercise and vesting of stock-based awards. For the nine months ended September 30, 2019, the Company recorded an income tax benefit, despite pre-tax income, of $7.1 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the Company. The IRS began its audit of the year ended December 31, 2017 in the second quarter of 2020. The statutes of limitations for the years 2010 through 2012 and for the years 2013 through 2017 have been extended to May 31, 2021 and December 31, 2021, respectively. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At September 30, 2020 and December 31, 2019, unrecognized tax benefits, including interest of $4.2 million and $4.1 million, respectively, were included in unrecognized tax positions for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at September 30, 2020 are subsequently recognized, the income tax provision would be reduced by $4.1 million. The comparable amount as of December 31, 2019 is $4.0 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $0.5 million by September 30, 2021 due to settlements, all of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of September 30, 2020, the Company has a U.S. federal and state gross deferred tax asset of $190.1 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $65.2 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $124.9 million will be utilized based on forecasts of future taxable income.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
At September 30, 2020, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$49,991	$1	$—	$49,992
Total available-for-sale marketable debt securities	$49,991	$1	$—	$49,992
The Company did not hold any available-for-sale marketable debt securities at December 31, 2019.
The contractual maturities of debt securities classified as current available-for-sale at September 30, 2020 are within one year.
Fair Value Measurements
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:
•Level 1: Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.
•Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.
•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$269,013	$—	$—	$269,013
Treasury discount notes	—	474,976	—	474,976
Time deposits	—	2,988	—	2,988
Marketable debt securities:
Treasury discount notes	—	49,992	—	49,992
Total	$269,013	$527,956	$—	$796,969

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
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	September 30, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,750)	$(13,750)	$(13,681)
Long-term debt, net (a)	$(715,408)	$(715,288)	$(231,946)	$(232,581)
_________________
(a)    At September 30, 2020 and December 31, 2019, the carrying value of long-term debt, net includes unamortized debt issuance costs of $8.0 million and $1.8 million, respectively.
At September 30, 2020 and December 31, 2019, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2020	December 31, 2019
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 ("Senior Notes"); interest payable each February 15 and August 15, commencing February 15, 2021	$500,000	$—
ANGI Group Term Loan due November 5, 2023 ("Term Loan")	237,188	247,500
Total long-term debt	737,188	247,500
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	8,030	1,804
Total long-term debt, net	$715,408	$231,946

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ANGI Group Senior Notes
On August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct, wholly-owned subsidiary of the Company, issued $500 million in aggregate principal amount of the Senior Notes, the proceeds of which are intended for general corporate purposes, including potential future acquisitions and return of capital. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2023	101.938%
2024	100.969%
2025 and thereafter	100.000%
The indenture governing the Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At September 30, 2020, there were no limitations pursuant thereto.
Term Loan and ANGI Group Revolving Facility
ANGI was a party to a credit agreement that terminates on November 5, 2021. The credit agreement governs the Term Loan and revolving credit facility (the "Revolving Facility"). On August 12, 2020, ANGI Group entered into a joinder agreement with the Company, the other subsidiaries of the Company that are party to the credit agreement, and each of the other loan parties to the credit agreement, pursuant to which ANGI Group became the successor borrower under the credit agreement and ANGI Homeservices Inc.'s obligations thereunder were terminated. In addition, on August 12, 2020, the definition of "Permitted Unsecured Ratio Debt" in the credit agreement was amended to remove the requirement that guarantees of certain indebtedness of the borrower be subordinated to the guarantees under the credit agreement.
The outstanding balance of the Term Loan was $237.2 million and $247.5 million at September 30, 2020 and December 31, 2019, respectively. There are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. At both September 30, 2020 and December 31, 2019, the Term Loan bore interest at LIBOR plus 1.50%, or 1.66% and 3.25%, respectively. The spread over LIBOR is subject to change in future periods based on ANGI Group's consolidated net leverage ratio.
The Term Loan requires ANGI Group to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement). The credit agreement also contains covenants that would limit ANGI Group's ability to pay dividends or make distributions in the event a default has occurred or ANGI Group's consolidated net leverage ratio exceeds 4.25 to 1.0. At September 30, 2020, there were no limitations pursuant thereto.
The $250 million Revolving Facility expires on November 5, 2023. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the Revolving Facility. The annual commitment fee on undrawn funds is based on ANGI Group's consolidated net leverage ratio most recently reported and was 25 basis points at both September 30, 2020 and December 31, 2019. Any future borrowings under the Revolving Facility would bear interest, at ANGI Group's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI Group's consolidated net leverage ratio. The financial and other covenants are the same as those for the Term Loan.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Senior Notes, Term Loan and Revolving Facility are guaranteed by certain of ANGI Group's wholly-owned material domestic subsidiaries and ANGI Group's obligations under the Term Loan and the Revolving Facility are secured by substantially all assets of ANGI Group and the guarantors, subject to certain exceptions. The Term Loan and outstanding borrowings, if any, under the Revolving Facility rank equally with each other, and have priority over the Senior Notes to the extent of the value of the assets securing the borrowings under the credit agreement.
Long-term Debt Maturities
Long-term debt maturities as of September 30, 2020 are summarized in the table below:

(In thousands)
Remainder of 2020	$3,438
2021	13,750
2022	27,500
2023	192,500
2028	500,000
Total	737,188
Less: current portion of Term Loan	13,750
Less: unamortized debt issuance costs	8,030
Total long-term debt, net	$715,408
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss:

	Three Months Ended September 30,
	2020		2019
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1	$(2,740)	$(2,740)	$(1,482)	$(1,482)
Other comprehensive income (loss)	1,755	1,755	(2,681)	(2,681)
Balance at September 30	$(985)	$(985)	$(4,163)	$(4,163)

	Nine Months Ended September 30,
	2020		2019
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(1,379)	$(1,379)	$(1,864)	$3	$(1,861)
Other comprehensive income (loss )	394	394	(2,299)	(3)	(2,302)
Balance at September 30	$(985)	$(985)	$(4,163)	$—	$(4,163)
At both September 30, 2020 and 2019, there was no tax benefit or provision on the accumulated other comprehensive loss.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to ANGI Homeservices shareholders:

	Three Months Ended September 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$5,203	$5,203	$18,324	$18,324
Net earnings attributable to noncontrolling interests	(731)	(731)	(325)	(325)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$4,472	$4,472	$17,999	$17,999

Denominator:
Weighted average basic shares outstanding	497,501	497,501	505,836	505,836
Dilutive securities (a) (b)	—	17,218	—	6,241
Denominator for earnings per share—weighted average shares	497,501	514,719	505,836	512,077

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Earnings per share	$0.01	$0.01	$0.04	$0.04

	Nine Months Ended September 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$9,230	$9,230	$35,409	$35,409
Net earnings attributable to noncontrolling interests	(1,049)	(1,049)	(473)	(473)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$8,181	$8,181	$34,936	$34,936

Denominator:
Weighted average basic shares outstanding	497,574	497,574	505,661	505,661
Dilutive securities (a) (b)	—	13,901	—	12,955
Denominator for earnings per share—weighted average shares	497,574	511,475	505,661	518,616

Earnings per share attributable to ANGI Homeservices Inc. shareholders:
Earnings per share	$0.02	$0.02	$0.07	$0.07
________________________

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock appreciation rights, stock options and subsidiary denominated equity, and vesting of restricted stock units ("RSUs"). For the three and nine months ended September 30, 2020, 1.4 million and 5.4 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2019, 6.4 million and 6.0 million potentially dilutive securities, respectively, are excluded from the calculation of diluted securities per share because their inclusion would have been anti-dilutive.
(b)    Market-based awards and performance-based stock units ("PSUs") are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2020, 1.2 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met. For both the three and nine months ended September 30, 2019, 4.8 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 7—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the target market.
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
North America	$372,226	$339,144	$1,053,775	$945,538
Europe	17,687	18,214	54,849	59,159
Total	$389,913	$357,358	$1,108,624	$1,004,697
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
North America
Marketplace:
Consumer connection revenue(a)	$287,568	$252,552	$800,047	$695,370
Service professional membership subscription revenue	12,195	15,995	38,989	48,697
Other revenue	6,944	4,915	19,620	11,186
Total Marketplace revenue	306,707	273,462	858,656	755,253
Advertising and other revenue(b)	65,519	65,682	195,119	190,285
Total North America revenue	372,226	339,144	1,053,775	945,538
Europe
Consumer connection revenue(c)	14,006	14,125	43,640	46,480
Service professional membership subscription revenue	3,278	3,465	9,792	10,820
Advertising and other revenue	403	624	1,417	1,859
Total Europe revenue	17,687	18,214	54,849	59,159
Total revenue	$389,913	$357,358	$1,108,624	$1,004,697
________________________
(a)    Includes fees paid by service professionals for consumer matches and revenue from pre-priced jobs sourced through the HomeAdvisor and Handy platforms.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)    Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk and HomeStars.
(c)    Includes fees paid by service professionals for consumer matches.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
United States	$368,082	$335,230	$1,041,903	$934,409
All other countries	21,831	22,128	66,721	70,288
Total	$389,913	$357,358	$1,108,624	$1,004,697

	September 30, 2020	December 31, 2019
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$94,341	$95,822
All other countries	9,982	7,539
Total	$104,323	$103,361
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating income (loss):
North America	$295	$27,194	$8,377	$40,409
Europe	(3,314)	(2,468)	(10,048)	(7,921)
Total	$(3,019)	$24,726	$(1,671)	$32,488

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Adjusted EBITDA(d):
North America	$40,454	$60,509	$136,886	$151,804
Europe	$(1,967)	$(1,586)	$(6,066)	$(4,270)
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile operating income (loss) for the Company’s reportable segments and net earnings attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2020
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$295	$14,599	$12,767	$12,793	$40,454
Europe	(3,314)	$98	$1,154	$95	$(1,967)
Operating loss	(3,019)
Interest expense	(3,699)
Other income, net	223
Loss before income taxes	(6,495)
Income tax benefit	11,698
Net earnings	5,203
Net earnings attributable to noncontrolling interests	(731)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$4,472

	Three Months Ended September 30, 2019
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$27,194	$8,648	$10,690	$13,977	$60,509
Europe	(2,468)	$136	$554	$192	$(1,586)
Operating income	24,726
Interest expense	(3,007)
Other income, net	1,505
Earnings before income taxes	23,224
Income tax provision	(4,900)
Net earnings	18,324
Net earnings attributable to noncontrolling interests	(325)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$17,999

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2020
	Operating Income (loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$8,377	$54,406	$35,531	$38,572	$136,886
Europe	(10,048)	$625	$3,083	$274	$(6,066)
Operating loss	(1,671)
Interest expense	(7,593)
Other income, net	856
Loss before income taxes	(8,408)
Income tax benefit	17,638
Net earnings	9,230
Net earnings attributable to noncontrolling interests	(1,049)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$8,181

	Nine Months Ended September 30, 2019
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$40,409	$45,107	$25,124	$41,164	$151,804
Europe	(7,921)	$479	$1,915	$1,257	$(4,270)
Operating income	32,488
Interest expense	(8,964)
Other income, net	4,823
Earnings before income taxes	28,347
Income tax benefit	7,062
Net earnings	35,409
Net earnings attributable to noncontrolling interests	(473)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$34,936

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

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$855,044	$390,565	$402,914	$336,984
Restricted cash included in other current assets	392	504	1,421	1,417
Restricted cash included in other non-current assets	429	409	403	420
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$855,865	$391,478	$404,738	$338,821
Restricted cash included in other current assets at September 30, 2020 and December 31, 2019 primarily consists of a deposit related to corporate credit cards. Restricted cash included in other current assets at September 30, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Restricted cash included in other non-current assets for all periods presented consists of deposits related to leases.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	September 30, 2020	December 31, 2019
	(In thousands)
Right-of-use assets included in other non-current assets	$35,511	$19,416
Capitalized software, leasehold improvements and equipment	$93,842	$68,227
Intangible assets	$157,999	$141,208

Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Interest income	$129	$2,103	$1,561	$6,378
Loss on the sale of a business	—	—	(273)	(142)
Foreign exchange gains (losses)	88	278	(256)	606
Mark-to-market loss related for an indemnification claim related to the Handy acquisition	—	(945)	(181)	(1,999)
Other	6	69	5	(20)
Other income, net	$223	$1,505	$856	$4,823

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
For the three and nine months ended September 30, 2020 and 2019, the Company was charged $1.3 million and $3.6 million; and $1.0 million and $3.7 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of September 30, 2020 or December 31, 2019.
Additionally, the Company subleases office space to IAC and charged IAC $0.5 million and $1.4 million; and $0.5 million and $1.0 million of rent for the three and nine months ended September 30, 2020 and 2019, respectively. At both September 30, 2020 and 2019, there were outstanding receivables of less than $0.1 million due from IAC pursuant to sublease agreements, which were subsequently paid in full in each respective fourth quarter.
At September 30, 2020 and December 31, 2019, the Company had outstanding payables of $0.6 million and $0.2 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. There were $3.1 million of refunds received from IAC pursuant to this agreement during the nine months ended September 30, 2020. There were no payments to or refunds from IAC pursuant to this agreement during the three months ended September 30, 2020. During the first quarter of 2019, $11.4 million was paid to IAC pursuant to this agreement.
For the three and nine months ended September 30, 2020, 0.1 million and 0.3 million shares, respectively, of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees. For the three and nine months ended September 30, 2019, less than 0.1 million and 0.5 million shares, respectively, of ANGI Homeservices Class B common stock were issued to IAC pursuant to the employee matters agreement.

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
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
•Marketplace Revenue includes revenue from the HomeAdvisor, Handy and Fixd Repair domestic marketplaces, including consumer connection revenue for consumer matches, revenue from pre-priced jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms and service professional membership subscription revenue. It excludes revenue from Angie's List, mHelpDesk and HomeStars. Effective January 1, 2020, Fixd Repair has been moved to Marketplace from Advertising & Other and prior year amounts have been reclassified to conform to the current year presentation.
•Advertising & Other Revenue includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk and HomeStars.
•Marketplace Service Requests are fully completed and submitted domestic customer service requests to HomeAdvisor and includes pre-priced jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms.
•Marketplace Monetized Transactions - are fully completed and submitted domestic customer service requests to HomeAdvisor that were matched to and paid for by a service professional and includes pre-priced jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms during the period.
•Marketplace Transacting Service Professionals ("Marketplace Transacting SPs") are the number of HomeAdvisor, Handy and Fixd Repair domestic service professionals that paid for consumer matches or performed a job sourced through the HomeAdvisor, Handy and Fixd Repair platforms during the quarter.
•Advertising Service Professionals ("Advertising SPs") are the total number of Angie’s List service professionals under contract for advertising at the end of the period.
•Senior Notes - On August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of the Company, issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021. The proceeds from the offering will be used for general corporate purposes, including future potential acquisitions and return of capital.

•Term Loan - due November 5, 2023. The outstanding balance of the Term Loan as of September 30, 2020 is $237.2 million and quarterly principal payments are required. Pursuant to the joinder agreement entered into on August 12, 2020, ANGI Group became the successor borrower under the Term Loan and ANGI Homeservices Inc.'s obligations thereunder were terminated. At both September 30, 2020 and December 31, 2019, the Term Loan bore interest at LIBOR plus 1.50%. The interest rate was 1.66% and 3.25% at September 30, 2020 and December 31, 2019, respectively.
•Revolving Facility - The ANGI Group $250 million revolving credit facility expires on November 5, 2023. Pursuant to the joinder agreement entered into on August 12, 2020, ANGI Group became the successor borrower under the Revolving Facility and ANGI Homeservices Inc.'s obligations thereunder were terminated. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the Revolving Facility.
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
Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, we modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition changed for HomeAdvisor pre-priced jobs and will be later than consumer connection revenue because we will not be able to record revenue, generally, until the service professional completes the job on our behalf. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $20.8 million and $51.3 million during the three and nine months ended September 30, 2020, respectively.
Operating Costs and Expenses:
•Cost of revenue - consists primarily of payments made to independent service professionals who perform work contracted under pre-priced arrangements through the HomeAdvisor, Handy and Fixd Repair platforms, credit card processing fees, compensation expense and other employee-related costs at Fixd Repair for service work performed, and hosting fees.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to our brands, compensation expense (including stock-based compensation expense) and other employee-related costs for our sales force and marketing personnel, and facilities costs.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, fees for professional services (including transaction-related costs related to acquisitions), bad debt expense, software license and maintenance costs and facilities costs. Our customer service function includes personnel who provide support to our service professionals and consumers.

•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, software license and maintenance costs and facilities costs.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to ANGI Homeservices Inc. shareholders to operating (loss) income to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019.
Overview—Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Revenue:
North America	$372,226	$33,082	10%	$339,144	$1,053,775	$108,237	11%	$945,538
Europe	17,687	(527)	(3)%	18,214	54,849	(4,310)	(7)%	59,159
Total	$389,913	$32,555	9%	$357,358	$1,108,624	$103,927	10%	$1,004,697

Operating Income (Loss):
North America	$295	$(26,899)	(99)%	$27,194	$8,377	$(32,032)	(79)%	$40,409
Europe	(3,314)	(846)	(34)%	(2,468)	(10,048)	(2,127)	(27)%	(7,921)
Total	$(3,019)	$(27,745)	NM	$24,726	$(1,671)	$(34,159)	NM	$32,488

Adjusted EBITDA:
North America	$40,454	$(20,055)	(33)%	$60,509	$136,886	$(14,918)	(10)%	$151,804
Europe	(1,967)	(381)	(24)%	(1,586)	(6,066)	(1,796)	(42)%	(4,270)
Total	$38,487	$(20,436)	(35)%	$58,923	$130,820	$(16,714)	(11)%	$147,534
________________________
NM = Not meaningful.
For the three months ended September 30, 2020:
•Revenue increased $32.6 million, or 9%, driven by growth in North America of $33.1 million, or 10%, partially offset by a decline in Europe of $0.5 million, or 3%. North America revenue growth was driven by increases in Marketplace Revenue of $33.2 million, or 12%, partially offset by a decrease in Advertising & Other Revenue of $0.2 million.
•Operating income decreased $27.7 million to a loss of $3.0 million due primarily to a decrease in Adjusted EBITDA of $20.4 million, described below, and increases of $5.9 million in stock-based compensation expense and $2.7 million in depreciation, partially offset by a decrease of $1.3 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since 2019 and the reversal in the third quarter of 2019 of $7.6 million of expense related to certain performance-based awards that did not vest, partially offset by a decrease of $2.2 million in the modification charge related to the combination of IAC's HomeAdvisor business and Angie's List, Inc. on September 29, 2017 (the "Combination"). The increase in depreciation was due primarily to the investments in capitalized software to support our products and services and leasehold improvements related to additional office space. The decrease in amortization of intangibles was due primarily to lower expense as certain intangible assets became fully amortized in 2019.
•Adjusted EBITDA decreased 35% to $38.5 million, despite higher revenue due primarily to an increase in cost of revenue, increased investment in fixed price, an increase in compensation expense and an increase of $3.6 million in bad debt expense due to higher Marketplace Revenue.

For the nine months ended September 30, 2020:
•Revenue increased $103.9 million, or 10%, driven by growth in North America of $108.2 million, or 11%, partially offset by a decline in Europe of $4.3 million, or 7%. North America revenue growth was driven by increases in Marketplace Revenue of $103.4 million, or 14%, and Advertising & Other Revenue of $4.8 million, or 3%.
•Operating income decreased $34.2 million to a loss of $1.7 million due primarily to a decrease in Adjusted EBITDA of $16.7 million, described below, and increases of $11.6 million in depreciation and $9.4 million in stock-based compensation expense, partially offset by a decrease of $3.6 million in amortization of intangibles. The increases in depreciation and stock-based compensation and the decrease in amortization of intangibles were due primarily to the factors described above in the three-month discussion.
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
•Adjusted EBITDA decreased 11% to $130.8 million, despite higher revenue due primarily to an increase in cost of revenue, an increase of $10.8 million in bad debt expense due to higher Marketplace Revenue, the impact from COVID-19 on expected credit losses and anticipated losses from Advertising SPs, and increased European losses.
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
In March 2020, the Company experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, the Company experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. The Company continued to experience strong demand for home services in the third quarter of 2020. However, many service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted the Company's ability to monetize this increased level of service requests.
In addition the United States, which represents 94% of the Company's revenue for both the three and nine months ended September 30, 2020, has experienced a significant resurgence of the COVID-19 virus with record levels of infection being reported in the weeks following September 30, 2020. Europe, which is the second largest market for the Company's products and services, has also seen a dramatic resurgence in COVID-19. This resurgence and the measures designed to curb its spread could result in continued variability in service requests and/or a reduction in our ability to monetize service requests due to service professional constraints, one or both of which could materially and adversely affect our business, financial condition and results of operations.

Results of Operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$287,568	$35,016	14%	$252,552	$800,047	$104,677	15%	$695,370
Service professional membership subscription revenue	12,195	(3,800)	(24)%	15,995	38,989	(9,708)	(20)%	48,697
Other revenue	6,944	2,029	41%	4,915	19,620	8,434	75%	11,186
Total Marketplace Revenue	306,707	33,245	12%	273,462	858,656	103,403	14%	755,253
Advertising & Other Revenue	65,519	(163)	—%	65,682	195,119	4,834	3%	190,285
North America	372,226	33,082	10%	339,144	1,053,775	108,237	11%	945,538
Europe	17,687	(527)	(3)%	18,214	54,849	(4,310)	(7)%	59,159
Total Revenue	$389,913	$32,555	9%	$357,358	$1,108,624	$103,927	10%	$1,004,697

Percentage of Total Revenue:
North America	95%			95%	95%			94%
Europe	5%			5%	5%			6%
Total Revenue	100%			100%	100%			100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	Change	% Change	2019	2020	Change	% Change	2019
	(Amounts in thousands)
Operating metrics:
Marketplace Service Requests	9,837	2,196	29%	7,641	25,186	3,754	18%	21,432
Marketplace Monetized Transactions	4,716	349	8%	4,367	12,821	458	4%	12,363
Marketplace Transacting SPs	207	17	9%	190
Advertising SPs	39	2	5%	37
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
North America revenue increased $33.1 million, or 10%, driven by an increase in Marketplace Revenue of $33.2 million or 12%, partially offset by a decrease in Advertising & Other Revenue of $0.2 million. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $35.0 million, or 14%, which was due primarily to an increase of 8% in Marketplace Monetized Transactions to 4.7 million, driven by an increase of 29% in Marketplace Service Requests to 9.8 million, and an increase in revenue of $20.8 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020.
Europe revenue decreased $0.5 million, or 3%, due primarily to lower monetization from transitioning the business in France to a common European technology platform with the businesses in the Netherlands and Italy, which began in early February 2020, partially offset by the favorable impact of the weakening of the U.S. dollar relative to the Euro and British Pound.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
North America revenue increased $108.2 million, or 11%, driven by increases in Marketplace Revenue of $103.4 million or 14%, and Advertising & Other Revenue of $4.8 million, or 3%. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $104.7 million, or 15%, which was due primarily to an increase of 4% in Marketplace Monetized Transactions to 12.8 million, driven by an increase of 18% in Marketplace Service Requests to 25.2 million, and an increase in revenue of $51.3 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020. The increase in Advertising & Other Revenue is due primarily to an increase in Angie's List revenue driven by an increase in Advertising SPs.
Europe revenue decreased $4.3 million, or 7%, due primarily to the impact of COVID-19 and lower monetization from transitioning the business in France to a common European technology platform with the businesses in the Netherlands and Italy, which began in early February 2020.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$48,253	$34,941	262%	$13,312	$122,524	$88,479	260%	$34,045
As a percentage of revenue	12%			4%	11%			3%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
North America cost of revenue increased $35.1 million, or 272%, due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor's pre-priced product offering, effective January 1, 2020.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
North America cost of revenue increased $88.5 million, or 270%, due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor's pre-priced product offering, effective January 1, 2020.

Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Selling and marketing expense	$210,171	$14,629	7%	$195,542	$590,114	$23,103	4%	$567,011
As a percentage of revenue	54%			55%	53%			56%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
North America selling and marketing expense increased $15.8 million, or 8%, driven by increases of $9.1 million in advertising expense, $5.3 million in compensation expense and $1.1 million in outsourced personnel costs, partially offset by a decrease of $1.2 million in travel related expenses resulting from the impact of COVID-19. While service requests from both Google paid traffic and free traffic increased, advertising expense increased due primarily to an increase in online marketing costs as the proportion of service requests from Google paid traffic increased. The Company continues to benefit from the search engine marketing strategy that was implemented in the second half of 2019, which focuses on the lifetime profitability of rather than cost per service request. This increase in online marketing was partially offset by a decrease in television spend resulting from cost cutting initiatives due to the impact of COVID-19. The increase in compensation expense was due primarily to increased commission expense to the sales force resulting from higher revenue. The increase in outsourced personnel costs was due primarily to various sales initiatives at Handy.
Europe selling and marketing expense decreased $1.2 million, or 12%, driven by a decrease in advertising expense of $1.9 million, partially offset by an increase in compensation expense of $0.8 million. The decrease in advertising expense is due, in part, to mitigating the negative impact of COVID-19 on revenue. The increase in compensation expense was due primarily to severance costs recorded in the third quarter of 2020 associated with headcount reductions in France.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
North America selling and marketing expense increased $26.1 million, or 5%, driven by increases in compensation expense of $17.2 million, advertising expense of $4.8 million, outsourced personnel and consulting costs of $4.4 million and facility costs of $1.5 million, partially offset by a decrease of $2.5 million in travel related expenses resulting from the impact of COVID-19. The increase in compensation expense was due primarily to growth in the sales force and increased commission expense. The increase in advertising expense was due primarily to the factors described above in the three-month discussion. The increase in outsourced personnel and consulting costs was due primarily to various sales initiatives at Handy.
Europe selling and marketing expense decreased $3.0 million, or 9%, driven by decreases in advertising expense of $1.9 million and compensation expense of $0.7 million. The decrease in compensation expense is due primarily to a reduction in sales force headcount associated with the platform migration in France, partially offset by severance cost recorded in the third quarter of 2020 associated with headcount reductions in France.
General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
General and administrative expense	$90,122	$7,778	9%	$82,344	$270,129	$15,343	6%	$254,786
As a percentage of revenue	23%			23%	24%			25%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
North America general and administrative expense increased $6.7 million, or 9%, due primarily to increases of $4.3 million in compensation expense, $3.7 million in bad debt expense due to higher Marketplace Revenue, and $1.2 million in outsourced personal costs, partially offset by a decrease of $1.1 million in travel related expenses resulting from the impact of COVID-19. The increase in compensation expense is due primarily to an increase in stock-based compensation expense due primarily to the issuance of new equity awards since 2019 and the reversal in the third quarter of 2019 of $7.3 million of expense related to certain performance-based awards that did not vest, partially offset by a decrease of $2.9 million in the modification charge related to the Combination. The increase in outsourced personnel costs is due primarily to an increase in call volume related to our customer service function.

Europe general and administrative expense increased $1.1 million, or 14%, due primarily to an increase of $1.7 million in compensation expense resulting from severance costs recorded in the third quarter of 2020 associated with headcount reductions in France, partially offset by decreases of $0.5 million in the digital services tax and other non-payroll taxes and $0.2 million in travel related expenses resulting from the impact of COVID-19.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
North America general and administrative expense increased $14.7 million, or 6%, due primarily to increases of $10.5 million in bad debt expense due to higher Marketplace Revenue, the impact from COVID-19 on expected credit losses and anticipated losses from Advertising SPs, $6.8 million in compensation expense and $3.1 million in professional fees, partially offset by decreases of $2.0 million in travel related expenses resulting from the impact of COVID-19 and $1.9 million in software license and maintenance costs. The increase in compensation expense is due primarily to an increase of $9.6 million in stock-based compensation expense due primarily to the factors described above in the three-month discussion and a cumulative adjustment recorded in the first quarter of 2020 in connection with the modification charge related to the Combination described under the "Overview" section above. The increase in professional fees is due primarily to an increase in legal fees.
Europe general and administrative expense increased $0.7 million, or 3%, due primarily to an increase of $1.1 million in compensation expense resulting from severance costs recorded in the third quarter of 2020 associated with headcount reductions in France and an increase of $0.3 million in bad debt expense due, in part, from the impact of COVID-19 on expected credit losses, partially offset by decreases of $0.5 million in digital services tax and other non-payroll taxes and $0.4 million in travel related expenses resulting from the impact of COVID-19.
Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Product development expense	$17,577	$1,556	10%	$16,021	$50,068	$3,161	7%	$46,907
As a percentage of revenue	5%			4%	5%			5%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
North America product development expense increased $1.5 million, or 12%, due primarily to an increase in compensation expense.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
North America product development expense increased $3.2 million, or 8%, due primarily to increases in compensation expense of $2.5 million and software license and maintenance costs of $0.7 million.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Depreciation	$13,921	$2,677	24%	$11,244	$38,614	$11,575	43%	$27,039
As a percentage of revenue	4%			3%	3%			3%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
North America depreciation increased $2.1 million, or 19%, due primarily to the investments in capitalized software to support our products and services and leasehold improvements related to additional office space. Europe depreciation increased $0.6 million.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
North America depreciation increased $10.4 million, or 41%, due primarily to the factors described above in the three-month discussion. Europe depreciation increased $1.2 million.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
North America	$295	$(26,899)	(99)%	$27,194	$8,377	$(32,032)	(79)%	$40,409
Europe	(3,314)	(846)	(34)%	(2,468)	(10,048)	(2,127)	(27)%	(7,921)
Total	$(3,019)	$(27,745)	NM	$24,726	$(1,671)	$(34,159)	NM	$32,488

As a percentage of revenue	(1)%			7%	—%			3%
________________________
NM = Not meaningful
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
North America operating income decreased $26.9 million, or 99%, due to a decrease in Adjusted EBITDA of $20.1 million, described below, and increases of $6.0 million in stock-based compensation expense and $2.1 million in depreciation, partially offset by a decrease of $1.2 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since 2019 and the reversal in the third quarter of 2019 of $7.6 million of expense related to certain performance-based awards that did not vest, partially offset by a decrease of $2.2 million in the modification charge related to the Combination. The increase in depreciation was due primarily to the investments in capitalized software to support our products and services and leasehold improvements related to additional office space. The decrease in amortization of intangibles was due primarily to lower expense as certain intangible assets became fully amortized in 2019.
Europe operating loss increased $0.8 million, or 34%, due primarily to an increase of $0.6 million in depreciation and a decrease in Adjusted EBITDA of $0.4 million, described below, partially offset by a decrease of $0.1 million in amortization of intangibles.
At September 30, 2020, there is $79.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.1 years.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
North America operating income decreased $32.0 million, or 79%, due primarily to a decrease in Adjusted EBITDA of $14.9 million, described below, and increases of $10.4 million in depreciation and $9.3 million in stock-based compensation expense, partially offset by a decrease of $2.6 million in amortization of intangibles. The increases in depreciation and stock-based compensation expense and decrease in amortization of intangibles were due primarily to the factors described above in the three-month discussion.
Europe operating loss increased $2.1 million, or 27%, due primarily to a decrease in Adjusted EBITDA loss of $1.8 million, described below, and increases of $1.2 million in depreciation and $0.1 million in stock-based compensation expense, partially offset by a decrease of $1.0 million in amortization of intangibles.

Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
North America	$40,454	$(20,055)	(33)%	$60,509	$136,886	$(14,918)	(10)%	$151,804
Europe	(1,967)	(381)	(24)%	(1,586)	(6,066)	(1,796)	(42)%	(4,270)
Total	$38,487	$(20,436)	(35)%	$58,923	$130,820	$(16,714)	(11)%	$147,534

As a percentage of revenue	10%			16%	12%			15%
For a reconciliation of net earnings attributable to ANGI Homeservices Inc. shareholders to operating (loss) income to consolidated Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 7—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
North America Adjusted EBITDA decreased $20.1 million, or 33%, to $40.5 million, despite higher revenue due primarily to an increase in cost of revenue, increased investment in fixed price and an increase of $3.7 million in bad debt expense due to higher Marketplace Revenue.
Europe Adjusted EBITDA loss increased $0.4 million, or 24%, to a loss of $2.0 million, due primarily to a decrease in revenue and an increase in compensation expense due to severance costs recorded in the third quarter of 2020 associated with headcount reductions in France, partially offset by a decrease of $1.9 million in advertising expense due, in part, to mitigating the negative impact of COVID-19 on revenue.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
North America Adjusted EBITDA decreased $14.9 million, or 10%, to $136.9 million, despite higher revenue due primarily to an increase in cost of revenue and an increase of $10.5 million in bad debt expense due to higher Marketplace Revenue, the impact from COVID-19 on expected credit losses and anticipated losses from Advertising SPs.
Europe Adjusted EBITDA loss increased $1.8 million, or 42%, to a loss of $6.1 million, due primarily to the decrease of $4.3 million in revenue and an increase in bad debt expense of $0.3 million, due, in part, from the impact of COVID-19 on expected credit losses, partially offset by a decrease of $1.9 million in advertising expense.
Interest expense
Interest expense relates to interest on the Senior Notes, Term Loan and commitment fees on the undrawn Revolving Facility.
For a detailed description of long-term debt, net, see "Note 4—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Interest expense	$3,699	$692	23%	$3,007	$7,593	$(1,371)	(15)%	$8,964
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
Interest expense in 2020 increased from 2019 due primarily to the issuance of the Senior Notes in August 2020, partially offset by a decrease in interest expense on the Term Loan due primarily to lower interest rates and the decrease in the average outstanding balance of the Term Loan compared to the prior year period.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Interest expense in 2020 decreased from 2019 due primarily to lower interest rates and the decrease in the average outstanding balance of the Term Loan compared to the prior year period, partially offset by the issuance of the Senior Notes in August 2020.
Other income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Other income, net	$223	$(1,282)	(85)%	$1,505	$856	$(3,967)	(82)%	$4,823
For the three months ended September 30, 2020 and 2019
Other income, net in 2020 principally includes interest income of $0.1 million and foreign currency exchange gains of $0.1 million.
Other income, net in 2019 principally includes interest income of $2.1 million, and net foreign currency exchange gains of $0.3 million, partially offset by a $0.9 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.
For the nine months ended September 30, 2020 and 2019
Other income, net in 2020 principally includes interest income of $1.6 million, partially offset by net foreign currency exchange losses of $0.3 million, and a $0.2 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.
Other income, net in 2019 principally includes interest income of $6.4 million and net foreign currency exchange gains of $0.6 million, partially offset by a $2.0 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.
Income tax benefit (provision)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Income tax benefit (provision)	$11,698	$16,598	NM	$(4,900)	$17,638	$10,576	150%	$7,062
Effective income tax rate	NM			21%	NM			NM
For further details of income tax matters, see "Note 2—Income Taxes" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
In 2020, the income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
In 2019, the effective income tax rate approximates the statutory rate of 21% due primarily to unbenefited foreign losses and state taxes, offset by research credits and excess tax benefits generated by the exercise and vesting of stock-based awards.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
In 2020, the Company recorded an income tax benefit of $17.6 million. The income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and a reduction to deferred taxes due to the true-up of the state tax rate of an indefinite-lived intangible asset.
In 2019, the Company recorded an income tax benefit of $7.1 million, despite pre-tax income. The income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.

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
The following table reconciles net earnings attributable to ANGI Homeservices Inc. shareholders to operating (loss) income to consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$4,472	$17,999	$8,181	$34,936
Add back:
Net earnings attributable to noncontrolling interests	731	325	1,049	473
Income tax (benefit) provision	(11,698)	4,900	(17,638)	(7,062)
Other income, net	(223)	(1,505)	(856)	(4,823)
Interest expense	3,699	3,007	7,593	8,964
Operating (loss) income	(3,019)	24,726	(1,671)	32,488
Stock-based compensation expense	14,697	8,784	55,031	45,586
Depreciation	13,921	11,244	38,614	27,039
Amortization of intangibles	12,888	14,169	38,846	42,421
Adjusted EBITDA	$38,487	$58,923	$130,820	$147,534
For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 7—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Non-Cash Expenses That Are Excluded from Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock appreciation rights, restricted stock units ("RSUs"), stock options, performance-based RSUs and market-based awards. These expenses are not paid in cash and we view the economic cost of stock-based awards to be the dilution to our share base; we also include the related shares in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method. Performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). The Company is currently settling all stock-based awards on a net basis and remits the required tax-withholding amount from its current funds.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents and marketable debt securities
United States	$837,611	$377,648
All other countries (a)	17,433	12,917
Total cash and cash equivalents	855,044	390,565
Marketable debt securities (United States)	49,992	—
Total cash and cash equivalents and marketable debt securities	$905,036	$390,565

Long-term debt
Senior Notes	$500,000	$—
Term Loan	237,188	247,500
Total long-term debt	737,188	247,500
Less: current portion of Term Loan	13,750	13,750
Less: unamortized debt issuance costs	8,030	1,804
Total long-term debt, net	$715,408	$231,946
________________________
(a)    If needed for U.S. operations, the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated without significant tax consequences.
Long-term Debt
The outstanding balance of the Term Loan as of September 30, 2020 is $237.2 million. There are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. At September 30, 2020, the Term Loan bore interest at LIBOR plus 1.50%, or 1.66%. The spread over LIBOR is subject to change in future periods based on ANGI Group's consolidated net leverage ratio.
On August 20, 2020, ANGI Group issued $500 million of its Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021. The proceeds from the offering will be used for general corporate purposes, including potential future acquisitions and return of capital.
On August 12, 2020, ANGI Group entered into a joinder agreement with the Company, the other subsidiaries of the Company that are party to the credit agreement, and each of the other loan parties to the credit agreement, pursuant to which ANGI Group became the successor borrower under the credit agreement and ANGI Homeservices Inc.'s obligations thereunder were terminated. The credit agreement governs the Term Loan and Revolving Facility. In addition, on August 12, 2020, the definition of "Permitted Unsecured Ratio Debt" in the credit agreement was amended to remove the requirement that guarantees of certain indebtedness of the borrower be subordinated to the guarantees under the credit agreement.
The $250 million Revolving Facility expires on November 5, 2023. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the Revolving Facility. The annual commitment fee on undrawn funds is currently 25 basis points and is based on ANGI Group's consolidated net leverage ratio most recently reported. Borrowings under the Revolving Facility bear interest, at ANGI Group's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on ANGI Group's consolidated net leverage ratio.

The Senior Notes, Term Loan and Revolving Facility are guaranteed by certain of ANGI Group's wholly-owned material domestic subsidiaries and ANGI Group’s obligations under the Term Loan and the Revolving Facility are secured by substantially all assets of ANGI Group and the guarantors, subject to certain exceptions. The Term Loan and outstanding borrowings, if any, under the Revolving Facility rank equally with each other, and have priority over the Senior Notes to the extent of the value of the assets securing the borrowings under the credit agreement. The terms of the Revolving Facility and the Term Loan require ANGI Group to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement). In addition, the credit agreement contains covenants that would limit ANGI Group's ability to pay dividends or make distributions in the event a default has occurred or if ANGI Group's consolidated net leverage ratio exceeds 4.25 to 1.0.
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$173,185	$182,084
Investing activities	$(86,894)	$(26,630)
Financing activities	$378,450	$(89,924)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include provision for credit losses, stock-based compensation expense, amortization of intangibles, depreciation, and deferred income taxes.
2020
Adjustments to earnings consist primarily of $60.1 million of provision for credit losses, $55.0 million of stock-based compensation expense, $38.8 million of amortization of intangibles, and $38.6 million of depreciation, partially offset by $18.1 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $70.7 million, partially offset by an increase in accounts payable and other liabilities of $46.9 million. The increase in accounts receivable is due primarily to revenue growth in North America. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables, and accrued compensation costs due, in part, to the deferral of payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act.
Net cash used in investing activities includes purchases of marketable debt securities of $50.0 million and capital expenditures of $37.6 million, primarily related to investments in capitalized software to support the Company's products and services, and leasehold improvements.
Net cash provided by financing activities includes $500.0 million of proceeds from the issuance of the Senior Notes and a $3.1 million payment from IAC pursuant to the tax sharing agreement, partially offset by $54.4 million for the repurchase of 7.7 million shares of Class A common stock, on a settlement date basis, at an average price of $7.02 per share, $50.0 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $10.3 million in principal payments on the Term Loan, $5.6 million for debt issuance costs, and $4.3 million for the purchase of redeemable noncontrolling interests.
2019
Adjustments to earnings consist primarily of $49.3 million of provision for credit losses, $45.6 million of stock-based compensation expense, $42.4 million of amortization of intangibles, and $27.0 million of depreciation, partially offset by $8.3 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $66.6 million, partially offset by an increase in accounts payable and other liabilities of $30.6 million and a decrease in other assets of $15.7 million. The increase in accounts receivable was due primarily to revenue growth in North America. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables. The decrease in other assets is due, in part, to a receipt of tenant improvement allowances.

Net cash used in investing activities includes capital expenditures of $54.8 million, primarily related to investments in capitalized software to support the Company's products and services, and leasehold improvements, $20.3 million of cash principally related to the acquisition of Fixd Repair, partially offset by $25.0 million of proceeds from maturities of marketable debt securities, $23.6 million of net proceeds from the December 31, 2018 sale of Felix.
Net cash used in financing activities includes $34.0 million for the repurchase of 4.1 million shares of Class A common stock, on a settlement date basis, at an average price of $8.23 per share, $30.0 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, a $11.4 million payment to IAC pursuant to the tax sharing agreement and $10.3 million for the principal payments on the Term Loan.
Liquidity and Capital Resources
During the nine months ended September 30, 2020, the Company repurchased 7.6 million shares of its Class A common stock, on a trade date basis, at an average price of $7.00 per share, or $53.4 million in aggregate. At September 30, 2020, the Company has 20.1 million shares remaining in its share repurchase authorization. The Company may purchase its shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
The Company currently settles all equity awards on a net basis. Assuming all equity awards outstanding on October 30, 2020 were net settled on that date, including stock options, RSUs and subsidiary-denominated equity, ANGI would have issued 10.0 million shares of its Class A common stock and would have remitted $106.3 million in cash for withholding taxes (assuming a 50% withholding rate).
The Company's 2020 capital expenditures are expected to be lower than 2019 capital expenditures of $68.8 million by approximately 15% to 20%, due primarily to lower leasehold improvements. The Company's liquidity could be negatively affected by a decrease in demand for our products and services due to COVID-19 or other factors. As described in the "COVID-19 Update" section above, to date, the COVID-19 outbreak and measures designed to curb its spread have had an impact on the Company's business. The longer the global outbreak and measures designed to curb the spread of the virus have adverse impacts on economic conditions generally, the greater the adverse impact is likely to be on the Company's business, financial condition and results of operations. The Company believes it has ample access to capital to navigate current and coming economic pressures.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if ANGI Group's leverage ratio exceeds the ratios set forth in the Term Loan. There were no such limitations at September 30, 2020. The Company's ability to obtain additional financing may also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise.
The Company believes its existing cash, cash equivalents, marketable debt securities, available borrowings under the Revolving Facility and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the foreseeable future.
At September 30, 2020, IAC held all Class B shares of ANGI, which represent 84.5% of the economic interest and 98.2% of the voting interest of ANGI. As a result, IAC has the ability to control ANGI’s financing activities, including the issuance of additional debt and equity securities by ANGI or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI’s capital stock and its representation on the ANGI board of directors. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS
At September 30, 2020, there have been no material changes to the Company's contractual obligations since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019 except for the issuance, by ANGI Group, on August 20, 2020 of $500 million aggregate principal amount of its Senior Notes due August 15, 2028. The proceeds from the offering will be used for general corporate purposes, including potential future acquisitions and return of capital.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2020, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019, other than the issuance of the ANGI Group Senior Notes on August 20, 2020, which increased the Company's exposure to interest rate risk.
If market interest rates decline, the Company runs the risk that the related required payments of the ANGI Group Senior Notes will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $33.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The outstanding balances of $237.2 million on the ANGI Group Term Loan bears interest at LIBOR plus 1.50%. As of September 30, 2020, the rate in effect was 1.66%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Group Term Loan would increase or decrease by $2.4 million. The decline in interest rates in 2020 relative to 2019 has reduced the Company's interest expense by approximately $1.3 million and $3.1 million for the three and nine months ended September 30, 2020.

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
Service Professional Class Action Litigation against HomeAdvisor
This purported class action pending in Colorado is described in detail on page 24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849 and Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, both filed in U.S. District Court in Colorado and consolidated under the caption In re HomeAdvisor, Inc. Litigation. This lawsuit alleges that our HomeAdvisor business engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads or failing to disclose certain charges. On September 29, 2020, the court issued an order granting in part and denying in part the defendants’ motions to dismiss and with the exception of this development, there have been no material or otherwise noteworthy developments in this case since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.

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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the impact of the COVID-19 outbreak on our businesses, (ii) our ability to compete, (iii) the failure or delay of the home services market to migrate online, (iv) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), (v) our ability to establish and maintain relationships with quality service professionals, (vi) our ability to build, maintain and/or enhance our various brands, (vii) our ability to market our various products and services in a successful and cost-effective manner, (viii) the continued display of links to websites offering our products and services in a prominent manner in search results, (ix) our continued ability to communicate with consumers and service professionals via e-mail (or other sufficient means), (x) our ability to access, share and use personal data about consumers, (xi) our ability to develop and monetize versions of our products and services for mobile and other digital devices, (xii) any challenge to the contractor classification or employment status of our Handy service professionals, (xiii) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information, (xiv) the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, (xv) the integrity, efficiency and scalability of our technology systems and infrastructures (and those of third parties with whom we do business), (xvi) operational and financial risks relating to acquisitions and the integration of suitable targets, (xvii) our ability to operate (and expand into) international markets successfully, (xviii) our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties, (xix) changes in key personnel, (xx) various risks related to our relationship with IAC and (xxi) various risks related to our outstanding indebtedness.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II-Item 1A-Risk Factors of our Quarterly Reports on 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Company management as of the date of this quarterly report. We do not undertake to update these forward-looking statements.
Risk Factors
In addition to the risk factor relating to the impact of the COVID-19 outbreak on our businesses and other information set forth in this quarterly report, you should carefully consider the risk factors set forth in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II-Item 1A-Risk Factors of our Quarterly Reports on 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020, which could materially and adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.
The global outbreak ofCOVID-19 and other similar outbreaks could adversely affect our business, financial condition and results of operations.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the outbreak of the coronavirus ("COVID-19"), which has been declared a "pandemic" by the World Health Organization. To date, the outbreak of COVID-19 has caused a widespread global health crisis, and governments in affected regions have implemented measures designed to curb the spread of the virus, such as social distancing, government imposed quarantines and lockdowns, travel bans and other public health safety measures. These measures have resulted in significant social disruption and have had (and are likely to continue to have) an adverse effect on economic conditions generally, as well as on consumer confidence and spending, all of which could have an adverse effect on our businesses, financial condition and results of operations. For example, in March 2020, we experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, we experienced a rebound in service requests, exceeding pre-COVID 19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. We continued to experience strong demand for home services in the third quarter of 2020. However, many service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted our ability to monetize this increased level of service requests. Also, the United States, which represents 94% of our revenue for both the three and nine months ended September 30, 2020, has experienced a significant resurgence of COVID-19 with record levels of infection being reported in the weeks following the end of the third quarter or 2020. Lastly, Europe, which is the second largest market for the Company's product and services, has also seen a dramatic resurgence of COVID-19. These resurgences and the measures designed to curb their spread could result in continued variability in service requests and/or a reduction in our ability to monetize service requests due to service professional constraints, one or both of which could materially and adversely affect our business, financial condition and results of operations.
In addition, in response to the COVID-19 outbreak and government-imposed measures to control its spread, our ability to conduct ordinary course business activities has been (and may continue to be) impaired for an indefinite period of time. For example, we have taken several precautions that could adversely impact employee productivity, such as requiring employees to work remotely for the first time in the Company's history, as well as imposing travel restrictions and temporarily closing office locations. While we have found that our employees (including call center and sales employees) have transitioned to working remotely with limited disruption to date, no assurances can be provided that their productivity and efficiency will remain at pre-pandemic levels, particularly if they are required to continue working remotely for an extended period of time. Also, working remotely may involve increased operational risks, such as increased risks of "phishing," other cybersecurity attacks or the unauthorized dissemination of personally identifiable information or proprietary and confidential information. Lastly, moving employees back to the office may introduce distraction that could have a temporary negative impact on the Company’s productivity, and in turn, revenue. We may also experience increased operating costs as we gradually resume normal operations and enhance preventative measures, including with respect to real estate, compliance and insurance-related expenses. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors or business partners are adversely affected. Any of these measures or impairments could adversely affect our business, financial condition and results of operations.
The extent to which developments related to COVID-19 and measures designed to curb its spread continue to impact our business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, discretionary services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to COVID-19. The longer the global outbreak and measures designed to curb the spread of COVID-19 continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for home services provided by our service professionals and our products and services generally), the greater the adverse impact is likely to be on our business, financial condition and results of operations and the more limited our ability will be to try and make up for delayed or lost revenues.
The COVID-19 outbreak may also have the effect of heightening many of the other risks described in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II-Item 1A-Risk Factors of our Quarterly Reports on 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020. We will continue to evaluate the nature and extent of the impact of the COVID-19 outbreak on our business, financial condition and results of operations.
Furthermore, because COVID-19 did not begin to impact our results until late in the first quarter of 2020, any current or future impacts may not be directly comparable to any historical periods and are not necessarily indicative of any future impacts that COVID-19 may have on our results for the remainder of 2020 or any subsequent periods. The impact of COVID-19 on our revenues and expenses may also fluctuate differently over the duration of the pandemic.

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
Pursuant to the Employee Matters Agreement, 102,838 shares of Class B common stock were issued to IAC on September 30, 2020 as reimbursement for shares of IAC common stock issued in connection with the settlement of certain equity awards held by our employees during the quarter ended September 30, 2020. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its Class A common stock during the quarter ended September 30, 2020. As of that date, 20,053,530 shares of ANGI Class A common stock remained available for repurchase under the Company's previously announced February 2019 and March 2020 repurchase authorizations. The Company may repurchase shares pursuant to these repurchase authorizations over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors ANGI management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.2	Amended and Restated Bylaws of ANGI Homeservices Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.1	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 20, 2020.
10.1	Amendment No. 1, dated as of August 12, 2020, among ANGI Homeservices Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2020.
10.2	Joinder and Reaffirmation Agreement, dated as of August 12, 2020, among ANGI Homeservices Inc., ANGI Group, LLC, each of the parties listed on Schedule 1 thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 12, 2020.
10.3	Advisory Agreement, dated September 8, 2020, between ANGI Homeservices Inc. and Craig Smith.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 11, 2020.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101.INS	Inline XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation (1)
101.DEF	Inline XBRL Taxonomy Extension Definition (1)
101.LAB	Inline XBRL Taxonomy Extension Labels (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 6, 2020
ANGI Homeservices Inc.

		By:	/s/ JAMIE COHEN
Jamie Cohen
Chief Financial Officer

Signature	Title	Date

/s/ JAMIE COHEN	Chief Financial Officer	November 6, 2020
Jamie Cohen