Form 10-K
period 2020-12-31
ANGI Homeservices Inc.
filed 2021-02-16
CIK 1705110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 29, 2021, the following shares of the Registrant's Common Stock were outstanding:

Class A Common Stock	78,192,070
Class B Common Stock	421,861,990
Class C Common Stock	—
Total outstanding Common Stock	500,054,060
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2020 was $891,291,134. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
ANGI Homeservices Inc. connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 240,000 domestic service professionals actively sought consumer matches, completed jobs or advertised work through ANGI Homeservices’ platforms and consumers turned to at least one of our brands to find a professional for approximately 32 million projects during the year ended December 31, 2020. ANGI Homeservices has established category-transforming products with brands such as HomeAdvisor, Angie’s List, and Handy.
The Company has two operating segments: (i) North America (United States and Canada), which primarily includes the operations of HomeAdvisor, Angie’s List, Handy, and HomeStars, and (ii) Europe, which includes the operations of Travaux, MyHammer, MyBuilder, Werkspot and Instapro.
As used herein, “ANGI Homeservices,” the “Company,” “we,” “our,” “us” and similar terms refer to ANGI Homeservices Inc. and its subsidiaries (unless the context requires otherwise).
History
We have been incorporated in the State of Delaware since 2017 and operate under the name ANGI Homeservices Inc. We are a publicly traded holding company that was formed to facilitate the combination of IAC/InterActiveCorp’s (“IAC”) HomeAdvisor business and Angie’s List, Inc. (the “Combination”), which was completed on September 29, 2017.
We acquired Handy Technologies, Inc. (“Handy”), a leading platform in the United States for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals, on October 19, 2018. Prior to its sale on December 31, 2018, we also operated Felix, a pay-per-call advertising service business, which was included in our North America segment. ANGI also owns and operates Fixd Repair, a home warranty and service company, mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses, and CraftJack, a third-party lead generation service that connects home service professionals with consumers looking to complete home projects.
DESCRIPTION OF OUR BUSINESSES
Marketplace
Overview
The HomeAdvisor digital marketplace service (“HomeAdvisor”) connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments online. HomeAdvisor also connects consumers with service professionals instantly by telephone, as well as offers several home services-related resources, such as cost guides for different types of home services projects. Handy connects consumers looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. Consumers request and pay for household services directly through the Handy platform and Handy fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Together, we refer to the HomeAdvisor and Handy businesses in the United States as the “Marketplace.” All Marketplace matching and pre-priced booking services and related tools and directories are provided to consumers free of charge.
As of December 31, 2020, the Marketplace had a network of approximately 208,000 transacting service professionals, each of whom paid for consumer matches and/or performed a job sourced or booked through HomeAdvisor and/or Handy. Collectively, this service professional network provided services in more than 500 categories, ranging from cleaning and installation services to simple home repairs and larger home remodeling projects, and 400 discrete geographic areas in the United States. The Marketplace generated approximately 32 million service requests during the year ended December 31, 2020. Service requests consist of fully completed domestic service requests submitted to HomeAdvisor and completed jobs sourced through the HomeAdvisor and Handy platforms.
Consumer Services
Consumers can submit a request to be matched with a Marketplace service professional through the HomeAdvisor and Handy platforms, as well as through certain paths on the Angie’s List, Inc. (“Angie’s List”) platform and various third-party affiliate platforms. Depending on the nature of the service request and the path through which it was submitted, consumers are generally matched with up to four HomeAdvisor service professionals, a Handy service professional or a combination of HomeAdvisor service professionals and service professionals from the Angie’s List nationwide directory (as and if available for the given service request).
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
For matches described above, in the case of HomeAdvisor service professionals, consumers are responsible for booking the service and paying the service professional directly either separately or via the HomeAdvisor Pro-Pay App. Our mobile payments platform on our app allows consumers to pay service professionals directly through our mobile app. In 2020, we expanded our mobile payment platform with the launch of a financing payment option, administered by a third party, to provide consumers a convenient, contactless alternative to pay for any home improvement job, no matter the project type or size. In the case of Handy service professionals, consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services.
In addition to the general matching services described above, HomeAdvisor also provides several on-demand services, including Instant Booking and Instant Connect. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced booking service, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Lastly, consumers can also access the online HomeAdvisor True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as a library of home services-related content consisting primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with service professionals.
In addition to the general matching services described above, in certain markets, consumers can also submit a request to book a specific Handy service professional for a given job. Also, consumers who purchase furniture, electronics, appliances and other home-related items from select third-party retail partners online (and in certain markets, in store) can simultaneously purchase assembly, installation and other related services to be fulfilled by Handy service professionals, which are then paid for directly through the applicable third-party retail partner platform.
Service Professional Services
HomeAdvisor service professionals pay fees for consumer matches and membership subscription fees for HomeAdvisor memberships, which are available for purchase through our sales force. The basic HomeAdvisor annual membership package includes membership in the HomeAdvisor network of service professionals, as well as access to consumer matches through HomeAdvisor platforms and a listing in the HomeAdvisor online directory and certain other affiliate directories. Membership also includes a business profile page on HomeAdvisor.com, a mobile application and access to various online tools designed to help service professionals more effectively market to, manage and connect with, consumers with whom they are matched. In addition to the commercial membership terms, in order to be admitted into the HomeAdvisor network, service professionals must satisfy certain criteria, including verification of any required state-level licensing and the owner or principal passing certain criminal background checks. Once in the network, the service professional must maintain at least a three-star customer rating. If a service professional in the HomeAdvisor network fails to meet any eligibility criteria during the term of its contract, refuses to participate in our complaint resolution process, or engages in what we determine to be prohibited behavior through any of our service channels, the service professional is subject to being removed from our network.
Service professionals on the Handy platform are provided with access to a pool of consumers seeking service professionals. Professionals must validate their home service experience as well as satisfy credential verification and a background check, either as an individual professional or as the owner or principal of the business. Service professionals must maintain an acceptable rating to remain on the Handy platform. Access to the Handy platform will be revoked for repeatedly receiving low customer satisfactions ratings.

Angie’s List
Overview
Angie’s List connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories, as well as provides consumers with valuable tools, services and content (including verified reviews of local service professionals), to help them research, shop and hire for local services. Consumers can access the Angie’s List nationwide online directory and related basic tools and services free of charge, as well as via purchased membership packages. Angie’s List also sells time-based website, mobile and call center advertising to service professionals.
Consumer Services
Through Angie’s List, consumers can currently register and search for a service professional in the Angie’s List nationwide online directory and/or be matched with a service professional. Consumers who register can access ratings and reviews and search for service professionals, as well as access certain promotions. Free registration is required in order to access the directory and related basic tools and services. Two premium membership packages are available for a fee, which include varying degrees of online and phone support, access to exclusive promotions and features and the award-winning Angie’s List print magazine.
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
Service Professional Services
Angie’s List provides service professionals with a variety of services and tools. Generally, service professionals with an overall member grade below a “B” are not eligible for certification. Service professionals must satisfy certain criteria for certification, including retaining the requisite member grade, and the owner passing certain criminal background checks and attesting to applicable licensure requirements.
Once eligibility criteria are satisfied, service professionals must purchase term-based advertising to obtain certification. As of December 31, 2020, we had approximately 39,000 certified service professionals under contract for advertising. If a certified service professional fails to meet any eligibility criteria during the term of his or her contract, refuses to participate in our complaint resolution process or engages in what we determine to be prohibited behavior through any of our service channels, we suspend any existing advertising and exclusive promotions and the related advertising contract is subject to termination.
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
Our International Businesses
We also operate several international businesses that connect consumers with home service professionals. These international businesses include: (i) Travaux, MyHammer and Werkspot, the leading home services marketplaces in France, Germany and the Netherlands, respectively, (ii) MyBuilder, HomeStars and Instapro, leading home services marketplaces in the United Kingdom, Canada and Italy, respectively, and (iii) the Austrian operations of MyHammer. We own controlling interests in MyHammer and MyBuilder and wholly-own HomeStars, Travaux, Werkspot and Instapro. The business models of our international businesses vary by jurisdiction and differ in certain respects from the HomeAdvisor and Handy business models.
Revenue
Our revenue is primarily derived from consumer connection revenue, which consists of fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and revenue from completed jobs sourced through the HomeAdvisor and Handy platforms. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service.

Revenue is also derived from: (i) sales of time-based website, mobile and call center advertising to service professionals by Angie’s List, (ii) HomeAdvisor service professional membership subscription fees, (iii) membership subscription fees from consumers and (iv) service warranty subscription and other services revenue.
Marketing
We market our various products and services to consumers primarily through digital marketing (primarily paid search engine marketing, display advertising and third-party affiliate agreements) and traditional offline marketing (national television and radio campaigns), as well as through e-mail. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote our products and services (and those of our service professionals) on their platforms. In exchange for these efforts, these third parties are paid a fixed fee when visitors from their platforms click through and submit a valid service request through our platforms, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to us. We also market our products and services to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
We market HomeAdvisor matching services and membership subscriptions to service professionals primarily through our sales forces based in the Denver, Colorado area; Lenexa, Kansas; New York, New York; Indianapolis, Indiana; and Chicago, Illinois; as well as remotely based sales representatives. These products and services are also marketed, together with our Handy products and services and our pre-priced bookings and various directories, through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. Term-based advertising and related products are marketed to service professionals primarily through our Indianapolis based sales force.
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
We believe that our ability to compete successfully will depend primarily upon the following factors:
•the size, quality, diversity and stability of our network of service professionals and the breadth of our online directory listings;
•our ability to consistently generate service requests and pre-priced bookings through the Marketplace and leads through our online directories that convert into revenue for our service professionals in a cost-effective manner;
•our ability to increasingly engage with consumers directly through our platforms, including our various mobile applications (rather than through search engine marketing or via free search engine referrals);
•the functionality of our websites and mobile applications and the attractiveness of their features and our products and services generally to consumers and service professionals, as well as our continued ability to introduce new products and services that resonate with consumers and service professionals generally;
•our ability to continue to build and maintain awareness of, and trust in and loyalty to, our various brands, particularly our Angie’s List, HomeAdvisor and Handy brands; and
•the quality and consistency of our service professional pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.

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
We have several registered trademarks in the United States (the most significant of which relate to our Angie’s List and HomeAdvisor brands), as well as other trademarks in Canada and Europe, and several pending trademark applications in the United States and certain other jurisdictions. We have also registered a variety of domestic and international domain names, the most significant of which relate to our HomeAdvisor and Angie’s List brands. In addition, we have one patent in the United States that expires in November 2035 and six patent applications pending in the United States.
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
In addition, because we receive, transmit, store and use a substantial amount of information received from or generated by consumers and service professionals, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches. See “Item 1A-Risk Factors-Risks Related to Our Business and Industry-The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”
We are particularly sensitive to laws and regulations that adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact the ability or manner in which we provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and undermine open and neutrally administered Internet access. For example, in April 2019, the United Kingdom published proposed legislation that would create a new regulatory body responsible for establishing duties of care for Internet companies and for assessing related compliance. As proposed, failure to comply with the legislation could result in fines, blocking of services and personal liability for senior management. To the extent our businesses are required to implement new measures and/or make changes to our products and services to ensure compliance, our business, financial condition and results of operations could be adversely affected. Compliance with this legislation or similar or more stringent legislation in other jurisdictions could be costly, and the failure to comply could result in service interruptions and negative publicity, any or all of which could adversely affect our business, financial condition and results of operations. In addition, in December 2017, the U.S. Federal Communications Commission (the “FCC”) adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. To the extent Internet service providers take such actions, our business, financial condition and results of operations could be adversely affected. Similarly, there have been various legislative efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change as a result. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure for additional liabilities.
We are also generally sensitive to the adoption of new tax laws. The European Commission and several European countries have recently adopted (or intend to adopt) proposals that would change various aspects of the current tax framework under which our European businesses are taxed, including proposals to change or impose new types of non-income taxes (including taxes based on a percentage of revenue). For example, France enacted a Digital Services Tax in 2019, which is applicable to revenues over specified thresholds generated by businesses that provide intermediary services (any digital interface that enables users to contact and interact with others) to, and/or publish advertising-based user data linked to, users residing in France. The proposal, which is applicable retroactively to revenues earned from and after January 1, 2019, would likely apply to our operations in France. The United Kingdom previously enacted a similar proposal, the Digital Services Tax, which is applicable to revenues of social media platforms, online marketplaces and search engines linked to users residing in the United Kingdom and earned from and after April 1, 2020, which applies to certain of our operations in United Kingdom. One or more of these or similar proposed tax laws could adversely affect our business, financial condition and results of operations.
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
Human Capital Management
As of December 31, 2020, we employ approximately 5,100 full-time employees worldwide, the substantial majority of which provided services to our brands and businesses located in the United States. We also retain consultants, independent contractors, and temporary and part-time workers.
Talent and Development
The development, attraction and retention of employees is critical to our success. We strive to provide an atmosphere that fosters teamwork and growth. We are investing in a more productive, engaged, diverse and inclusive workforce. To support the advancement of our employees, we offer training and development programs and encourage advancement from within. In 2020, we launched a Learning Management system for broader facilitation of training resources. We leverage both formal and informal programs to identify, foster, and retain top talent. We believe that our rich culture enables us to create, develop and fully leverage the strengths of our workforce to exceed consumer expectations and meet our growth objectives. We also place a high value on inclusion, engaging employees in our Diversity, Equity and Inclusion Council, or DEI, which is staffed by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. Recent DEI initiatives include unconscious bias training and a women in leadership program.
Total Rewards and Benefits
As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs include base wages and incentives in support of our pay for performance culture, as well as health, welfare, and retirement benefits, vision, dental, life, prescription, and long-term disability insurance plans. We also provide employee paid supplemental life and accident insurance plans. To help employees cover medical expenses pre-tax, we offer employees a Flexible Spending Account. We also focus many programs on employee wellness and have implemented solutions including mental health support access, telemedicine, and fitness programs. We also offer our US-based full-time employees a 401(k) retirement plan with a Company match.
Community
We encourage our employees to become involved in their communities by providing full-time employees eight hours of paid-time off to volunteer in local community-based programs.
COVID Response
In response to the COVID-19 pandemic, we quickly implemented safety and health standards and protocols for our employees to ensure a safe work environment. Employees in our offices have been working remotely since March 2020. When our employees return to the office, we will adhere to the recommended protocols of the Centers for Disease Control or local regulations.
Ethics
Our employees are required to annually agree to comply with our Code of Business Conduct and Ethics and any deviations by our directors and executive officers are required to be approved by our Board. We also maintain an Ethics Hotline that is available to all of our employees to report (anonymously if desired) any matter of concern. Communications to the hotline (which is facilitated by an independent third party) are routed to appropriate functions (whether Human Resources, Legal or Finance) for investigation and resolution. In addition, any shareholder or other interested party may send communications to the Board of Directors, either individually or as a group, through a process that is outlined in the Investor Relations section of our website.

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
Code of Ethics
Our code of ethics applies to all of our employees (including our principal executive officer, principal financial officer and principal accounting officer) and directors and is posted on our website at http://ir.angihomeservices.com under the heading “Code of Ethics.” This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to this code of ethics that affect the provisions required by Item 406 of Regulation S-K (and any waivers of such provisions of the code of ethics for our executive officers, senior financial officers or directors) will also be disclosed on our website.
RELATIONSHIP WITH IAC
Equity Ownership and Vote
We have two classes of capital stock outstanding, Class A common stock and Class B common stock, with one vote and ten votes per share, respectively. Our shares of Class B common stock are convertible into shares of Class A common stock on a share for share basis. As of December 31, 2020, IAC owned 421,861,990 shares of Class B common stock, representing 100% of our outstanding Class B common stock, and did not own any shares of our Class A common stock. As of that date, IAC’s Class B common stock holdings represented approximately 84.3% of our total outstanding shares of capital stock and approximately 98.2% of the total combined voting power of our outstanding capital stock.
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
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates”, “estimates”, “expects”, “plans”, “intends”, “will continue”, “may”, “could” and “believes”, among similar expressions, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future business, financial condition, results of operations and financial performance, our business strategy, trends in the home services industry and other similar matters. These forward-looking statements are based on the expectations and assumptions of our management about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
In addition, since most home services products and services are offered to consumers for free, consumers can easily switch among home services offerings (or use multiple home services offerings simultaneously) at no cost to them. And while service professionals may incur additional or duplicative near-term costs, the costs for switching to a competing platform over the long term are generally not prohibitive. Low switching costs, coupled with the propensity of consumers to try new products and services generally, will most likely result in the continued emergence of new products and services, entrants and business models in the home services industry. Our inability to continue to innovate and compete effectively against new products, services and competitors could result in decreases in the size and level of engagement of our consumer and service professional bases, any of which could adversely affect our business, financial condition and results of operations.
Our success will depend, in substantial part, on the continued migration of the home services market online.
We believe that the digital penetration of the home services market remains low, with the vast majority of consumers continuing to search for, select and hire service professionals offline. While many consumers have historically been (and remain) averse to finding service professionals online, others have demonstrated a greater willingness to embrace the online shift. Service professionals must also continue to embrace the online shift, which will depend, in substantial part, on whether online products and services help them to better connect and engage with consumers relative to traditional offline efforts. The speed and ultimate outcome of the shift of the home services market online for consumers and service professionals is uncertain and may not occur as quickly as we expect, or at all. The failure or delay of a meaningful number of consumers and/or service professionals to migrate online and/or the return of a meaningful number of existing participants in the online home services market to offline solutions, could adversely affect our business, financial condition and results of operations.
Our brands and businesses are sensitive to general economic events or trends, particularly those that adversely impact consumer confidence and spending behavior.
We have historically been, and will continue to be, particularly sensitive to events and trends that result in consumers delaying or foregoing home services projects and/or service professionals being less likely to pay for consumer matches and Marketplace subscriptions. Any such event or trend (for example, a general economic downturn or sudden disruption in business conditions, consumer confidence, spending levels and access to credit) could result in decreases in Marketplace service requests, pre-priced bookings and directory searches. Any such decreases could result in turnover at the Marketplace and/or any of our directories, adversely impact the number and quality of service professionals at the Marketplace and our directories and/or adversely impact the reach of (and breath of services offered through) the Marketplace and our directories, any or all of which could adversely affect our business, financial condition and results of operations.
Lastly, we have historically been, and will continue to be, sensitive to events and trends that could result in decreased marketing and advertising expenditures by service professionals. Adverse economic conditions and trends could result in service professionals decreasing and/or delaying fees paid for consumer matches, pre-priced bookings, membership subscriptions and/or time-based advertising spend, any or all of which would result in decreased revenue and could adversely affect our business, financial condition and results of operations.
The expansion of our pre-priced booking services, while balancing the overall mix of our service request and directory services in our Marketplace, is critical to our business, financial condition and results of operations.
For our pre-priced booking services offering, we contract with a service professional to perform a specific task for a consumer at a contracted price. Compared to our Marketplace service requests, which match a service professional to a consumer opportunity, our pre-priced booking services contractually connect a service professional to a consumer’s task. Pre-priced booking services potentially offer higher margin opportunities, but also involve greater financial risk because we bear the impact of cost overruns, which could result in increased costs and expenses. An increase in the percentage of pre-priced booking services may also reduce service professional’s level of participation in our Marketplace service request and directory offering(s). As we expand our pre-priced booking services, we expect our mix of pre-priced booking services will be increasing over time.
An increase in the percentage of pre-priced booking services in our mix of offerings could increase the risk that we suffer losses if we underestimate the level of effort or costs required to perform the consumer’s task. Our profits could be adversely affected if our costs exceed the assumptions we used in offering the contracted task. For example, we may miscalculate the costs, materials, or time needed to complete a task or we might be provided with inaccurate information by the consumer, which could result in us charging consumers too little for contracted tasks, which in turn would result in us having to absorb the actual, higher cost for contracted tasks or risk not being able to find service professionals to perform contracted tasks at the contracted rate. Our business, financial condition and results of operations could be adversely affected if our actual costs exceed the assumptions we used in offering the contracted task in our pre-priced booking service.

The global outbreak of COVID-19 and other similar outbreaks could adversely affect our business, financial condition and results of operations.
The coronavirus outbreak (“COVID-19”) has caused a widespread global health crisis, resulting in significant social disruption and has had (and is likely to continue to have) an adverse effect on economic conditions generally, as well as on consumer confidence and spending, all of which could have an adverse effect on our businesses, financial condition and results of operations. When COVID-19 first impacted North America and Europe in the early spring of 2020, we experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). Toward the end of the spring of 2020, we experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from consumers who spent more time at home due to measures taken to reduce the spread of COVID-19. However, throughout 2020 many service professionals’ businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted our ability to monetize this increased level of service requests. Also, North America, which represents 95% of our revenue for twelve months ended December 31, 2020, experienced a significant resurgence of the COVID-19 virus with record levels of infections being reported during the fourth quarter of 2020 and continuing into the first quarter of 2021. Europe, which is the second largest market for the Company’s products and services, has also seen a dramatic resurgence in COVID-19. This resurgence and the measures designed to curb its spread could materially and adversely affect our business, financial condition and results of operations.
In addition, in response to the COVID-19 outbreak and government-imposed measures to control its spread, our ability to conduct ordinary course business activities has been (and may continue to be) impaired for an indefinite period of time. For example, we have taken several precautions that could adversely impact employee productivity, such as requiring employees to work remotely for the first time in the Company’s history, as well as imposing travel restrictions and temporarily closing office locations. While we have found that our employees (including call center and sales employees) have transitioned to working remotely with limited disruption to date, no assurances can be provided that their productivity and efficiency will remain at pre-pandemic levels, particularly if they are required to continue working remotely for an extended period of time. Also, working remotely may involve increased operational risks, such as increased risks of “phishing,” other cybersecurity attacks or the unauthorized dissemination of personally identifiable information or proprietary and confidential information. Lastly, moving employees back to the office may introduce distraction that could have a temporary negative impact on the Company’s productivity, and in turn, revenue. We may also experience increased operating costs as we gradually resume normal operations and enhance preventative measures, including with respect to real estate, compliance and insurance-related expenses. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors or business partners are adversely affected. Any of these measures or impairments could adversely affect our business, financial condition and results of operations.
The COVID-19 outbreak may also have the effect of heightening many of the other risks described in this “Risks Related to Our Business and Industry” section.
We must establish and maintain relationships with quality service professionals.
We must continue to attract, retain and grow the number of skilled and reliable service professionals who can provide services that consumers want in a timely manner across our various brands and businesses. If we do not offer innovative products and services that resonate with consumers and service professionals generally, as well provide service professionals with an attractive return on their marketing and advertising investments (quality matches and leads that convert into jobs), the number of service professionals affiliated with our various brands and businesses could decrease. Any such decrease would result in smaller and less diverse networks and directories of service professionals, and in turn, decreases in number of pre-priced bookings, service requests and directory searches, which could adversely affect our business, financial condition and results of operations.
The trustworthiness of our Marketplaces and the connections within our Marketplace are important to our success. Our success will depend, in substantial part, on our ability to maintain and/or enhance our various brands.
We own and operate two of the leading home services brands in the United States (Angie’s List and HomeAdvisor), as well as leading brands in several foreign jurisdictions. We believe that our success depends, in substantial part, on our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) new and emerging brands. Events that could negatively impact our brands and brand-building efforts include (among others): product and service quality concerns, service professional quality concerns, consumer and service professional complaints and lawsuits, lack of awareness of our policies or confusion about how the policies are applied, a failure to respond to feedback from our service professionals and consumers, ineffective advertising, inappropriate and/or unlawful acts perpetrated by service professionals and consumers, actions or proceedings commenced by governmental or regulatory authorities, data protection and security breaches and related bad publicity. Any factors that negatively impact the Angie’s List and/or HomeAdvisor brand(s) could materially and adversely affect our business, financial condition and results of operations.

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
Our success depends, in part, on our ability to establish and maintain relationships with quality and trustworthy service professionals.
We must continue to attract, retain and grow the number of skilled and reliable service professionals who can provide services across our platforms. If we do not offer innovative products and services that resonate with consumers and service professionals generally, as well provide service professionals with an attractive return on their marketing and advertising investments, the number of service professionals affiliated with our platforms, would decrease. Any such decrease would result in smaller and less diverse networks and directories of service professionals, and in turn, decreases in service requests, pre-priced bookings and directory searches, which could adversely impact our business, financial condition and results of operations.
In addition to skill and reliability, consumers want to work with service professionals whom they can trust to work in their homes and with whom they can feel safe. While we maintain screening processes (which generally include certain, limited background checks) to try and prevent unsuitable service professionals from joining our platforms, these processes have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any service provider on our platforms. Inappropriate and/or unlawful behavior of service professionals generally, (particularly any such behavior that compromises the trustworthiness of service providers and/or of the safety of consumers) could result in decreases in service requests, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.

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
Lastly, we also enter into various arrangements with third parties to drive visitors to our HomeAdvisor platforms. These arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of traffic and leads generated through third-party arrangements are dependent on many factors, most of which are outside our control. If the quality and/or convertibility of traffic and leads do not meet the expectations of our users and/or HomeAdvisor service professionals, they could leave the Marketplace and/or decrease their budgets for consumer matches or participation in pre-priced booking services, any or all of which could adversely affect our business, financial condition and results of operations.
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
Historically, one of our primary means of communicating with consumers and service professionals and keeping them engaged with our products and services has been via e-mail communication. Through e-mail, we provide consumers and service professionals with service request and pre-priced booking service updates, as well as present or suggest new products and services (among other things) and market our products and services in a cost-effective manner. As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of e-mail (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send e-mails to consumers and service professionals. A continued and significant erosion in our ability to communicate with consumers and service professionals via e-mail could adversely impact the overall user experience, consumer and service professional engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as e-mail has been historically.

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
There may be adverse tax, legal and other consequences if the contractor classification or employment status of the service professionals who use our platform is challenged.
We are particularly sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our service professionals from independent contractors to employees, as well as changes to state and local laws or judicial decisions related to the definition and/or classification of independent contractors. For example, California recently passed a worker classification statute (AB 5), which effectively narrowed the definition of an independent contractor by requiring hiring entities to use a stricter test to determine a given worker’s classification. In addition, AB 5 places the burden of proof for classifying workers as independent contractors on the hiring entity and provides enforcement powers to the state and certain cities. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions, including New York and New Jersey, may enact similar laws. Since we currently treat service professionals who provide services through our business as independent contractors for all purposes, we do not withhold federal, state and local income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments or provide workers’ compensation insurance with respect to these individuals. If we are required as the result of new laws to reclassify these individuals as employees, we could be exposed to various liabilities and additional costs, including exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest, any or all of which could adversely affect our business, financial condition and results of operations. We are involved in various legal proceedings and investigations challenging the classification of these individuals as independent contractors, and may become involved in other proceedings and investigations in the future.
We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us.
We are regularly under attack by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. We continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users. We have invested

(and continue to invest) heavily in these efforts and related personnel and training and deploy data minimization strategies (where appropriate), these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant events of this nature in the future.
Any event of this nature that we experience could damage our systems, technology and infrastructure and/or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, as well as subject us to investigations by regulatory authorities, fines and/or litigation that could result in liability to third parties. Even if we do not experience such events firsthand, the impact of any such events experienced by third parties could have a similar effect. For example, although we did not experience any material impacts from the SolarWinds Orion cybersecurity breach that was widely publicized in December 2020, we cannot assure you that we will not experience future events involving third party service providers that may be material. We may not have adequate insurance coverage to compensate for losses resulting from any of these events. If we (or any third-party with whom we do business or otherwise rely upon) experience(s) an event of this nature, our business, financial condition and results of operations could be adversely affected.
If personal, confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation could be harmed.
We receive, process, store and transmit a significant amount of personal, confidential or sensitive user information and, in certain cases, enable users to share their personal information with each other. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators and impacted individuals and it may be costly to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. When breaches of security (ours or that of any third-party we engage to store information) occur, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions) and the reputation of our brands and business could be harmed, which could adversely affect our business, financial condition and results of operations. In addition, if any of the search engines, digital app store or social media platform through which we market, distribute and monetize our products and services were to experience a breach, third parties could gain unauthorized access to personal data about our users and subscribers, which could indirectly harm the reputation of our brands and businesses and in turn, adversely affect our business, financial condition and results of operations. See also “The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”
The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.
We receive, transmit and store a large volume of personal information in connection with the provision of our products and services. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal, state and foreign laws and regulations and evolving industry standards and practices, which are changing, and in some cases, inconsistent and conflicting and subject to differing interpretations. In addition, new laws, regulations, standards and practices of this nature are proposed and adopted from time to time.
For example, a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the “GDPR”), became effective in May 2018. The GDPR, which applies to companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance, as well as provides a private right of action for individual claimants. The GDPR will continue to be interpreted by European Union Data protection regulators, which may require that we make changes to our business practices and could generate additional risks and liabilities. The European Union is also considering an update to its Privacy and Electronic Communications Directive to impose stricter rules regarding the use of cookies.
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
Moreover, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various state legislatures (including those in Illinois, New York, Virginia and Washington). Other U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective January 1, 2020 (the “CCPA”). The CCPA provides new data privacy rights for California consumers, including the right to know what personal information is being collected about them and how it is being used, as well as significant rights over the use of their personal information (including the right to have such information deleted and the right to object to the sale of such information) and new operational requirements for businesses (primarily providing consumers with enhanced privacy-related disclosures). The CCPA restricts the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations, which could adversely affect our business, financial condition and results of operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages of up to $750 per violation, with the California Attorney General maintaining authority to enforce the CCPA and seek civil penalties for intentional violations of the CCPA of up to $7,500 per violation. In addition, California Privacy Rights Act (“CPRA”) was passed in November 2020 and will take effect on January 1, 2023, which could further restrict the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations and/or impose additional operational requirements on our businesses, which could adversely affect our business, financial condition and results of operations. Lastly, the Federal Trade Commission has also increased its focus on privacy and data security practices, as evidenced by the first-of-its-kind, $5 billion dollar fine against a social media platform for privacy violations.
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
We accept payments (including recurring payments) from service professionals and consumers, primarily through credit and debit card transactions. The ability to access payment information on a real-time basis without having to proactively reach out to service professionals and consumers to process payments is critical to our success.
When third parties (including credit card processing companies, as well as any business that offers products and services online or offline) experience a data security breach involving credit card information, affected cardholders will often cancel their credit cards. The more sizable a given affected third-party’s customer base, the greater the number of accounts impacted and the more likely it will be that our service professionals and consumers would be impacted by such a breach. If such a breach were to impact our service professionals and consumers were affected, we would need to contact affected service professionals and consumers to obtain new payment information. It is likely that we would not be able to reach all affected service professionals and consumers, and even if we could, new payment information for some may not be obtained and pending payments may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our service professionals and consumers are not directly impacted by a given data security breach, they may lose confidence in the ability of providers of online products and services to protect their personal information generally. As a result, they may stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant effort, which could adversely affect our business, financial condition and results of operations.
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
We have made numerous acquisitions in the past and we continue to seek to identify potential acquisition candidates to expand our business generally in the future. If we do not identify suitable acquisition candidates or complete acquisitions on satisfactory pricing or other terms, our growth could be adversely affected. Even if we complete what we believe to be suitable acquisitions, we may experience related operational and financial risks. As a result, to the extent that we continue to grow through acquisitions, we will need to:
•properly value prospective acquisitions, especially those with limited operating histories;
•successfully integrate the operations, as well as the various functions and systems, of acquired businesses with our existing operations, functions and systems;
•successfully identify and realize potential synergies among acquired and existing business;
•retain or hire senior management and other key personnel at acquired businesses; and
•successfully manage acquisition-related strain on our management, operations and financial resources.
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
Operating abroad, particularly in jurisdictions where we have limited experience, exposes us to additional risks, including:
•operational and compliance challenges caused by distance, language barriers and cultural differences;
•difficulties in staffing and managing international operations;
•differing levels (or lack) of social and technological acceptance of online services generally, as well as online home services offerings specifically;
•slow or lagging growth in the commercial use and acceptance of the Internet;
•foreign currency fluctuations;
•restrictions on the transfer of funds among countries and back to the United States and related repatriation costs;
•differing and potentially adverse tax laws;
•compliance challenges;
•competitive environments that favor local businesses;

•limitations on the level of intellectual property protection; and
•trade sanctions, political unrest, terrorism, war and epidemics or the threat of any of these events.
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
We depend on our key personnel.
Our future success depends upon our ability to identify, hire, develop, motivate and retain highly skilled, diverse individuals, particularly in the case of senior and executive management. Competition for well-qualified employees across our various businesses is intense and we must attract new (and retain existing) employees to compete effectively. While we have established programs, we may not be able to continue to attract new (and retain existing) key and other employees in the future, especially in the technical fields of engineering and product. In addition, if we do not ensure the effective transfer of knowledge and smooth transitions (particularly in the case of senior and executive management) across our various businesses, our business, financial condition and results of operations, could be adversely affected.
Launch of consumer financing payment operation could be interrupted as a result of conditions outside of our control.
Our ability to launch a new consumer financing option for our consumers could be negatively affected by conditions outside our control. If capital market conditions have a material negative change, there is a risk that our business partner that administers the consumer financing program may not be able to fulfill its obligations under that agreement. In addition, the tightening of credit markets may restrict the ability and willingness of consumers to make book services in our Marketplace.
Failure to obtain and maintain required licenses or to comply with applicable regulations could adversely affect our business, financial condition and results of operations.
We may be required under certain state and local government regulations to obtain and maintain licenses to perform pre-priced booking services in our Marketplace. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some jurisdictions, the loss of a license for cause may lead to the loss of licenses in other jurisdictions and could make it more difficult to obtain additional licenses. Although we do not anticipate any material difficulties occurring in the future, the failure to receive or retain a license, or any other required permit, in a particular location, or to continue to qualify for, or renew licenses, could negatively impact our business. We may also spend significant amounts of money and effort to obtain licenses and continued compliance with applicable regulations. If we fail to comply with such licensing and permit regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations in such location until we achieve compliance, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Relationship with IAC
IAC controls our company and will have the ability to control the direction of our business.
As of January 31, 2021, IAC owned all of our outstanding Class B common stock, representing approximately 84.3% of our total outstanding shares of capital stock and approximately 98.2% of the total combined voting power of our outstanding capital stock. For so long as IAC owns shares of our capital stock that represent a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder (subject to certain limited exceptions for certain class votes). As a result, IAC has (and we expect will continue to have) the ability to control significant corporate activities, including:
•the election of our board of directors (subject to certain provisions of the investor rights agreement between us and IAC) and, through our board of directors, decision-making with respect to our business direction and policies, including the appointment and removal of our officers;
•acquisitions or dispositions of businesses or assets, mergers or other business combinations;
•issuances of shares of our Class A common stock, Class B common stock and Class C common stock and our capital structure generally;
•corporate opportunities that may be suitable for us and IAC, subject to the corporate opportunity provisions in our amended and restated certificate of incorporation (as described below);
•stock repurchases;
•our financing activities, including the issuance of debt securities and/or the incurrence of other indebtedness generally;
•the payment of one-time or recurring dividends; and
•the number of shares available for issuance under our equity incentive plans.
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
In addition, pursuant to the investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to the employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our various agreements with IAC, see “Note 15-Related Party Transactions with IAC” to the consolidated financial statements included in “Item 8-Consolidated Financial Statements and Supplementary Data.”
Until such time as IAC no longer controls or has the ability to substantially influence us, we will continue to face the risks described in this “Risk Factors” section relating to IAC’s control of us and the potential conflicts of interest between us and IAC.
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

IAC’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest between us and IAC could be resolved in a manner unfavorable to us and our other stockholders.
Various conflicts of interest between us and IAC could arise. As of the date of this report, five of our eleven directors are current directors or executive officers of IAC. Ownership interests of these individuals and IAC in our capital stock and ownership interests of our directors and officers in IAC capital stock, or service by an individual as either a director and/or officer of both companies, could create or appear to create potential conflicts of interest when such individuals are faced with decisions relating to us. These decisions could include:
•corporate opportunities;
•the impact that operating or capital decisions (including the incurrence of indebtedness) relating to our business may have on IAC's consolidated financial statements and/or current or future indebtedness (including related covenants);
•business combinations involving us;
•our dividend and stock repurchase policies;
•management stock ownership; and
•the intercompany agreements and services between us and IAC.
Potential conflicts of interest could also arise if we decide to enter into new commercial arrangements with IAC in the future or in connection with IAC’s desire to enter into new commercial arrangements with third parties. Additionally, IAC may be constrained by the terms of agreements relating to its indebtedness from taking actions, or permitting us to take actions, that may be in our best interest.
Furthermore, disputes may arise between us and IAC relating to our past and ongoing relationships, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:
•tax, employee benefit, indemnification and other matters arising from the Combination;
•the nature, quality and pricing of services IAC agrees to provide to us;
•sales or other disposals by IAC of all or a portion of its ownership interest in us; and
•business combinations involving us.
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
Because IAC owns more than 50% of the combined voting power of our outstanding capital stock, we are a “controlled company” under the Marketplace Rules of The Nasdaq Stock Market, LLC (the “Marketplace Rules”). As a “controlled company,” we are exempt from compliance with certain Marketplace Rules related to corporate governance, including the following requirements:
•that a majority of our board of directors consists of “independent directors” (as defined in the Marketplace Rules); and
•that we have a nominating/governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
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
We expect IAC to continue to provide us with corporate and shared services related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, tax, treasury and other services in exchange for the fees specified in the services agreement between us and IAC. Since the services agreement automatically renews for one (1) year periods for as long as IAC holds a majority of the outstanding shares of our common stock, we may not be able to modify these services in a manner desirable to us as a standalone public company. Although we intend to replace portions of the services currently provided by IAC, we may not be able to perform these services ourselves and/or find appropriate third parties to do so at a reasonable cost (or at costs at or below those charged by IAC), which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Indebtedness
Our current and future indebtedness could affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations.
As of December 31, 2020, we had total debt outstanding of approximately $500.0 million related our senior notes, $220.0 million under our term loan agreement, and borrowing availability of $250.0 million under our revolving credit facility. The indebtedness outstanding under our term loan agreement is (and indebtedness under our revolving credit facility will be) guaranteed by our wholly owned material domestic subsidiaries and secured by substantially all of our assets and those of our guarantors, subject to certain exceptions. Our term loan agreement and revolving credit facility contain several covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•create liens on certain assets;
•incur additional indebtedness;
•make certain investments and acquisitions;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•sell certain assets;
•pay dividends on (or make distributions in respect of) our capital stock or make restricted payments or stock repurchases;
•enter into certain transactions with our affiliates; and
•place restrictions on distributions from subsidiaries.
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
In addition to the restrictions that limit our flexibility in operating our business, the terms of our indebtedness could:
•limit our ability to obtain additional financing to fund working capital needs, acquisitions, capital expenditures, other debt service requirements or for other purposes;
•limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our indebtedness;
•limit our ability to compete with other companies who are not as highly leveraged;
•restrict us from making strategic acquisitions, developing properties or exploiting business opportunities; and
•limit our ability to react to changing general economic conditions and market conditions in our industry.
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
Our ability to satisfy our debt obligations will depend upon, among other things:
•our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and
•our future ability to borrow under our revolving credit facility, the availability of which will depend on, among other things, our ability to comply with the covenants governing our indebtedness.
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
As of December 31, 2020, we have $220.0 million of indebtedness outstanding under our term loan, which bears interest at variable rates. Indebtedness under our term loan is (and any indebtedness under our revolving credit facility will be) at variable interest rates, which exposes us to interest rate risk. For details regarding interest rates applicable to the indebtedness outstanding under our term loan as of December 31, 2020, see “Item 7A-Quantitative and Qualitative Disclosures About Market Risk.”
Risks Related to Ownership of Our Class A Common Stock
The multiclass structure of our capital stock has the effect of concentrating voting control with IAC and limiting the ability of holders of our Class A common stock to influence corporate matters.
Each share of our Class B common stock has ten votes per share and each share of our Class A common stock has one vote per share. As of January 31, 2021, IAC owned all of the shares of our outstanding Class B common stock, representing economic and voting interests in us of approximately 84.4% and 98.2%, respectively. Due to the ten-to-one voting ratio between our Class B common stock and Class A common stock, IAC (and any future holders of our Class B common stock, collectively) will continue to control a substantial majority of the combined voting power of our capital stock. This concentrated control will significantly limit the ability of holders of our Class A common stock to influence matters submitted to our stockholders for approval.
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
We have never declared or paid cash dividends and we currently have no plans to pay cash dividends on our Class A common stock and/or Class B common stock. Instead, we currently anticipate that all of our future earnings will be retained to support our operations and finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:
•our historic and projected financial condition, liquidity and results of operations;
•our capital levels and needs;
•tax considerations;
•any acquisitions that we may consider;
•statutory and regulatory prohibitions and other limitations;
•the terms of any credit agreement or other borrowing arrangements that restrict our ability to pay cash dividends, including our term loan agreement and revolving credit facility;
•general economic conditions; and
•other factors deemed relevant by our board of directors.
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
The Delaware General Corporation Law (the “DGCL”) and our amended and restated certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our Company and/or changes in our management that our stockholders may deem advantageous, including provisions that: (i) authorize the issuance of “blank check” preferred stock, which our board of directors could issue to discourage a takeover attempt; (ii) limit the ability of our stockholders to call special meetings of stockholders; and (iii) provide that our board of directors is expressly authorized to make, alter or repeal our bylaws.

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
Our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, a state court within the State of Delaware (or, if no state court located within Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for all of the following actions: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for (or based on breach of) fiduciary duty owed by any of our current or former directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers or other employees pursuant to the DGCL, our certificate of incorporation or our bylaws, (iv) any action asserting a claim relating to or involving us that is governed by the internal affairs doctrine or (v) any action asserting an “internal corporate claim” (as defined under the DGCL). This choice of forum provision may limit the ability of our stockholders to bring claims in a judicial forum that they find favorable for disputes with us or our current or former directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find our choice of forum provision to be inapplicable or unenforceable in an action, we could incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Our Class A common stock is currently ineligible for inclusion in certain stock market indices which may adversely affect the trading market for our Class A common stock.
Policies adopted by certain operators of U.S. stock market indices exclude equity securities of companies with multiple classes of outstanding publicly traded equity securities and/or companies with outstanding classes of publicly traded equity securities that have no voting rights (or “low” voting rights relative to another outstanding class of equity securities) from their stock indices and similar policies may be implemented by other operators of stock market indices in the future. Given the multiclass structure of our capital stock and IAC’s control over us, our Class A common stock is not currently eligible for inclusion in the S&P Composite 1500 (and its three component indices) and any indices managed by FTSE Russell and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Exclusion from these stock market indices (and any others in the future) could make our Class A common stock less attractive which could adversely affect the market price of our Class A common stock.
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
Item 3.    Legal Proceedings
Overview
In the ordinary course of business, the Company and its subsidiaries are (or may become) parties to claims, suits, regulatory and government investigations, and other proceedings involving property, personal injury, intellectual property, privacy, tax, labor and employment, competition, commercial disputes, consumer protection and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither the Company nor any of its subsidiaries is currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.
The litigation matter described below involves issues or claims that may be of particular interest to our stockholders, regardless of whether this matter may be material to our financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.

Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. 1:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended in November 2016, alleges that our HomeAdvisor business engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads and failing to disclose certain charges. The complaint seeks certification of a nationwide class consisting of all HomeAdvisor service professionals since October 2012, asserts claims for fraud, breach of implied contract, unjust enrichment and violation of the federal RICO statute and the Colorado Consumer Protection Act (“CCPA”), and seeks injunctive relief and damages in an unspecified amount. In December 2016, HomeAdvisor filed a motion to dismiss the RICO and CCPA claims. In September 2017, the court issued an order granting the motion and dismissing those claims. In October 2017, HomeAdvisor filed an answer denying the material allegations of the remaining claims in the complaint. In May 2018, the plaintiffs filed a motion for leave to file a second amended complaint that would add nine new named plaintiffs, five new defendants (including ANGI Homeservices), and 55 new claims, most of them for various alleged violations of the laws of nine separate states. In June 2018, HomeAdvisor opposed the motion on grounds including that it was filed more than one year after the court’s deadline to amend pleadings.

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

In January 2019, the plaintiffs renewed their motion for leave to file a consolidated second amended complaint, naming as defendants, in addition to HomeAdvisor, ANGI Homeservices and IAC, CraftJack, Inc. (a wholly-owned subsidiary of the Company and thus, an entity affiliated with HomeAdvisor) and two unrelated entities. In February 2019, the defendants opposed the motion on various grounds. In September 2019, the court issued an order granting the plaintiffs’ motion. In October and December 2019, the four defendants affiliated with HomeAdvisor filed motions to dismiss certain claims in the amended complaint. On September 29, 2020, the court issued an order granting in part and denying in part the defendants’ motions to dismiss. Discovery in the case is well underway and the issue of class certification remains to be litigated.
The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity and Related Stockholder Matters
Our Class A common stock is quoted on The Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “ANGI.” There is no established public trading market for our Class B common stock.
As of January 29, 2021, there were 30 holders of record of our Class A common stock. Because the substantial majority of the outstanding shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders. As of January 29, 2021, there was one holder of record and beneficial shareholder of our Class B common stock.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of our Class A or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company’s Board of Directors.

Unregistered Sales of Equity Securities
There were no unregistered sales of our capital stock during the quarter ended December 31, 2020.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the quarter ended December 31, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 2020	—	$—	—	20,053,530
November 2020	—	$—	—	20,053,530
December 2020	781,969	$11.86	781,969	19,271,561
Total	781,969	$11.86	781,969	19,271,561
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorizations previously announced in March 2020 and February 2019.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of December 31, 2020 pursuant to the March 2020 and February 2019 share repurchase authorizations. The Company may repurchase shares pursuant to this share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
From January 1, 2021 through February 4, 2021, the Company repurchased an additional approximately 0.4 million shares at an average price of $11.85 per share. As of February 4, 2021, there were approximately 18.9 million shares remaining in the March 2020 and February 2019 share repurchase authorizations.
Item 6.    Selected Financial Data
Not required.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT OVERVIEW
ANGI Homeservices Inc. (“ANGI Homeservices,” the “Company,” “ANGI,” “we,” “our,” or “us”) connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 240,000 domestic service professionals actively sought consumer matches, completed jobs or advertised work through ANGI Homeservices’ platforms and consumers turned to at least one of our brands to find a professional for approximately 32 million projects during the year ended December 31, 2020. We have established category-transforming products with brands such as HomeAdvisor, Angie’s List, and Handy.
The HomeAdvisor digital marketplace service connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments with those professionals online or connect with them by telephone. On October 19, 2018, the Company acquired Handy Technologies, Inc. (“Handy”), a leading platform for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. We refer to the HomeAdvisor and Handy businesses in the United States as the (“Marketplace”). The Company also owns and operates Angie’s List, Inc. (“Angie’s List”), which connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories and provides consumers with valuable tools, services and content, including verified reviews, to help them research, shop and hire for local services. We also own and operate Fixd Repair, mHelpDesk, and CraftJack.

The Company has two operating segments: (i) North America (United States and Canada), which includes HomeAdvisor, Angie’s List, Handy, Fixd Repair, mHelpDesk, HomeStars, and CraftJack and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot and Instapro.
In the U.S., the Company markets its services to consumers through search engine marketing, television advertising and affiliate agreements with third parties. The Company also markets its services to consumers through email, digital display advertisements, partnerships with other contextually related websites and, to a lesser extent, through relationships with certain retailers, direct mail and radio advertising. The Company markets subscription packages and time-based advertising to service professionals primarily through its sales force, as well as through search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. We have made, and expect to continue to make, substantial investments in digital and traditional advertising (with continued expansion into new and existing digital platforms) to consumers and service professionals to promote our products and services and to drive traffic to our various platforms and service professionals.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires certain terms used in this annual report, which include the principal operating metrics we use in managing our business, as defined below:
•Marketplace Revenue primarily includes revenue from the HomeAdvisor and Handy domestic marketplaces, including consumer connection revenue for consumer matches, revenue from pre-priced jobs sourced through the HomeAdvisor and Handy platforms and service professional membership subscription revenue. It excludes revenue from Angie’s List and HomeStars. Effective January 1, 2020, Fixd Repair has been moved to Marketplace from Advertising and Other and prior year amounts have been reclassified to conform to the current year presentation.
•Advertising and Other Revenue includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk and HomeStars.
•Marketplace Service Requests are fully completed and submitted domestic customer service requests to HomeAdvisor and includes pre-priced jobs sourced through the HomeAdvisor and Handy platforms.
•Marketplace Monetized Transactions are fully completed and submitted domestic customer service requests to HomeAdvisor that were matched to and paid for by a service professional and includes pre-priced jobs sourced through the HomeAdvisor and Handy platforms in the period.
•Marketplace Transacting Service Professionals (“Marketplace Transacting SPs”) are the number of HomeAdvisor and Handy domestic service professionals that paid for consumer matches or performed a job sourced through the HomeAdvisor and Handy platforms during the most recent quarter.
•Advertising Service Professionals (“Advertising SPs”) are the total number of Angie’s List service professionals under contract for advertising at the end of the period.
•Senior Notes - On August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021.
•ANGI Group Term Loan - due November 5, 2023. Pursuant to the joinder agreement entered into on August 12, 2020, ANGI Group became the successor borrower under the ANGI Group Term Loan and ANGI Homeservices Inc.’s obligations thereunder were terminated. The outstanding balance of the ANGI Group Term Loan as of December 31, 2020 is $220.0 million and quarterly principal payments are required through maturity. In December 2020, ANGI Group prepaid its required quarterly principal payments for the year ending December 31, 2021 in the aggregate amount of $13.8 million. At December 31, 2020 and 2019, the ANGI Group Term Loan bore interest at LIBOR plus 2.00% and 1.50%, respectively. The interest rate was 2.16% and 3.25% at December 31, 2020 and 2019, respectively.
•ANGI Group Revolving Facility - The ANGI Group $250.0 million revolving credit facility expires on November 5, 2023. Pursuant to the joinder agreement entered into on August 12, 2020, ANGI Group became the successor borrower under the ANGI Group Revolving Facility and ANGI Homeservices Inc.’s obligations thereunder were terminated. At December 31, 2020 and 2019, there were no outstanding borrowings under the ANGI Group Revolving Facility. The ANGI Group Revolving Facility and ANGI Group Term Loan are collectively referred to as the ANGI Group Credit Agreement.

Components of Results of Operations
Sources of Revenue
Marketplace Revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and revenue from completed jobs sourced through the HomeAdvisor and Handy platforms, and (ii) HomeAdvisor service professional membership subscription fees. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Advertising and Other Revenue is primarily derived from (i) sales of time-based website, mobile and call center advertising to service professionals and (ii) membership subscription fees from consumers.
Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, we modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $73.8 million during the year ended December 31, 2020.
Operating Costs and Expenses:
•Cost of revenue - consists primarily of payments made to independent service professionals who perform work contracted under pre-priced arrangements through the HomeAdvisor and Handy platforms, credit card processing fees, compensation expense and other employee-related costs for service work performed, and hosting fees.
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
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, fees for professional services (including transaction-related costs related to acquisitions), provision for credit losses, software license and maintenance costs and facilities costs. Our customer service function includes personnel who provide support to our service professionals and consumers.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, software license and maintenance costs and facilities costs.
Non-GAAP Financial Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to ANGI Homeservices Inc. shareholders to operating (loss) income to consolidated Adjusted EBITDA for the years ended December 31, 2020 and 2019.

The following discussion should be read in conjunction with Item 8. Consolidated Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020.
COVID-19 Update
The impact on the Company from the COVID-19 outbreak, which has been declared a “pandemic” by the World Health Organization, has been varied. The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, discretionary services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.
When COVID-19 first impacted North America and Europe in the spring of 2020, the Company experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). Toward the end of the spring of 2020, the Company experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. The Company continued to experience strong demand for home services in the second half of 2020. However, many service professionals’ businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted the Company's ability to monetize this increased level of service requests.
In addition, North America, which represents 95% of the Company’s revenue for the year ended December 31, 2020, experienced a significant resurgence of the COVID-19 virus with record levels of infections being reported during the fourth quarter of 2020 and continuing into the first quarter of 2021. Europe, which is the second largest market for the Company’s products and services, has also seen a dramatic resurgence in COVID-19. This resurgence and the measures designed to curb its spread could materially and adversely affect our business, financial condition and results of operations.

Results of Operations for the Years Ended December 31, 2020 and 2019
Revenue

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Amounts in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$1,054,660	$141,127	15%	$913,533
Service professional membership subscription revenue	50,975	(12,897)	(20)%	63,872
Other revenue	25,685	10,422	68%	15,263
Total Marketplace Revenue	1,131,320	138,652	14%	992,668
Advertising and Other Revenue	264,108	6,884	3%	257,224
North America	1,395,428	145,536	12%	1,249,892
Europe	72,497	(3,816)	(5)%	76,313
Total Revenue	$1,467,925	$141,720	11%	$1,326,205

Percentage of Total Revenue:
North America	95%			94%
Europe	5%			6%
Total Revenue	100%			100%

	Years Ended December 31,
	2020	Change	% Change	2019
	(Amounts in thousands)
Operating metrics:
Marketplace Service Requests	32,412	5,036	18%	27,376
Marketplace Monetized Transactions	16,672	604	4%	16,068
Marketplace Transacting SPs	208	22	12%	186
Advertising SPs	39	2	5%	37
North America revenue increased $145.5 million, or 12%, driven by an increase in Marketplace Revenue of $138.7 million or 14%, in addition to an increase of $6.9 million, or 3%, in Advertising and Other Revenue. The increase in Marketplace Revenue was primarily due to an increase in consumer connection revenue of $141.1 million, or 15%, which was driven by an 18% increase in Marketplace Service Requests to 32.4 million resulting in a 4% increase in Marketplace Monetized Transactions up to 16.7 million, and an increase in revenue of $73.8 million from the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020.
Europe revenue decreased $3.8 million, or 5%, due primarily to lower monetization from transitioning the business in France to a common European technology platform with the businesses in the Netherlands and Italy, which began in early February 2020, partially offset by the favorable impact of the weakening of the U.S. dollar relative to the Euro and British Pound.

Cost of revenue

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$173,281	$126,788	NM	$46,493
As a percentage of revenue	12%			4%
________________________
NM = Not meaningful
North America cost of revenue increased $126.8 million, due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor's pre-priced product offering effective January 1, 2020, as well as growth of the pre-priced product offering itself.
Selling and marketing expense

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Selling and marketing expense	$762,590	$29,367	4%	$733,223
As a percentage of revenue	52%			55%
North America selling and marketing expense increased $34.2 million, or 5%, driven by increases of $23.1 million in compensation expense, $7.1 million in outsourced personnel and consulting costs, $6.1 million in advertising expense and $1.5 million software license and maintenance costs, partially offset by a decrease of $3.8 million in travel related expenses resulting from the impact of COVID-19. The increase in compensation expense was due primarily to increased commission expense. The increase in outsourced personnel and consulting costs was due primarily to various sales initiatives at Handy. Advertising expense increased due primarily to an increase in online marketing costs as the proportion of service requests from Google paid traffic increased. The Company continues to benefit from the search engine marketing strategy that was implemented in the second half of 2019, which focuses on the lifetime profitability rather than the cost of each service request. This increase in online marketing was partially offset by a decrease in television spend resulting from cost cutting initiatives due to the impact of COVID-19.
Europe selling and marketing expense decreased $4.8 million, or 11%, driven by decreases in advertising expense of $2.8 million and compensation expense of $1.5 million. The decrease in advertising expense is due, in part, to mitigating the negative impact of COVID-19 on revenue. The decrease in compensation expense is due primarily to a reduction in sales force headcount associated with the platform migration in France, partially offset by severance cost associated with headcount reductions in France.
General and administrative expense

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
General and administrative expense	$374,096	$25,849	7%	$348,247
As a percentage of revenue	25%			26%
North America general and administrative expense increased $25.1 million, or 8%, due primarily to increases of $13.9 million in the provision for credit losses due to higher Marketplace Revenue, the impact from COVID-19 on expected credit losses and anticipated losses from Advertising service professionals, $13.9 million in compensation expense and $5.0 million in professional fees, partially offset by decreases of $3.1 million in travel related expenses resulting from the impact of COVID-19 and $2.4 million in software license and maintenance costs. The increase in compensation expense is due primarily to an increase of $17.2 million in stock-based compensation expense, partially offset by a decrease of $6.0 million in salary expense resulting from reduced headcount. The increase in stock-based compensation expense is due primarily to the issuance of new equity awards since 2019, a modification charge of $14.1 million related to the departure of the president and chief operating officer of the Company in December 2020, and the reversal of $7.3 million in cumulative expense in 2019 related to certain performance-based awards that did not vest. The increase in professional fees is due primarily to an increase in legal fees and outsourced personnel costs. The increase in outsourced personnel costs is due primarily to an increase in call volume related to our customer service function.
Europe general and administrative expense increased $0.7 million, or 3%, due primarily to an increase of $1.2 million in compensation expense resulting from severance costs associated with headcount reductions in France and an increase of $0.1 million in the provision for credit losses due, in part, from the impact of COVID-19 on expected credit losses, partially offset by a $0.6 million in travel related expenses resulting from the impact of COVID-19.
Product development expense

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Product development expense	$68,803	$4,603	7%	$64,200
As a percentage of revenue	5%			5%
North America product development expense increased $4.0 million, or 7%, due primarily to increases in compensation expense of $3.0 million and software license and maintenance costs of $0.9 million.
Europe product development expense increased $0.6 million, or 6%, due primarily to an increase of $0.8 million in compensation expense due primarily to increased headcount.
Depreciation

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Depreciation	$52,621	$12,706	32%	$39,915
As a percentage of revenue	4%			3%
North America depreciation increased $11.0 million, or 29%, due primarily to continued growth, including the development of capitalized software to support our products and services, partially offset by a decrease in leasehold improvements.
Europe depreciation increased $1.7 million, or 69%, due primarily to continued growth, including the development of capitalized software to support products and services.
Operating (loss) income

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
North America	$4,811	$(44,156)	(90)%	$48,967
Europe	$(11,179)	(857)	(8)%	(10,322)
Total	$(6,368)	$(45,013)	NM	$38,645

As a percentage of revenue	—%			3%
North America operating income decreased $44.2 million, due to the decrease in Adjusted EBITDA of $29.3 million, described below, and increases of $15.3 million in stock-based compensation expense and $11.0 million in depreciation, partially offset by a decrease of $11.5 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since 2019 and the factors described above in the general and administrative expense discussion. The increase in depreciation was due primarily to the development of capitalized software to support our products and services, partially offset by a decrease in leasehold improvements. The decrease in amortization of intangibles was due primarily to lower expense as certain intangible assets became fully amortized in 2019 and 2020.

Europe operating loss increased $0.9 million or 8%, due to an increase in Adjusted EBITDA loss of $0.2 million, described below, and decreases of $1.1 million in amortization of intangibles and $0.1 million in stock-based compensation expense.
At December 31, 2020, there is $77.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.
Adjusted EBITDA

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
North America	$178,854	$(29,338)	(14)%	$208,192
Europe	(6,050)	(155)	(3)%	(5,895)
Total	$172,804	$(29,493)	(15)%	$202,297

As a percentage of revenue	12%			15%
For a reconciliation of net earnings attributable to ANGI Homeservices Inc. shareholders to operating (loss) income to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company’s reportable segments, see “Note 12—Segment Information” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
North America Adjusted EBITDA decreased $29.3 million, or 14%, to $178.9 million, despite higher revenue, due primarily to an increases of $126.9 million in cost of revenue and $13.9 million in the provision for credit losses due primarily to the factors described above in the general and administrative expense discussion.
Europe Adjusted EBITDA loss increased $0.2 million, or 3%, to $6.1 million due primarily to the decrease of $3.8 million in revenue and an increase in the provision for credit losses of $0.1 million, partially offset by decreases in advertising expense of $2.8 million and travel related expenses resulting from the impact of COVID-19 of $1.0 million.
Interest expense
Interest expense relates to interest on the Senior Notes and Term Loan and commitment fees on the undrawn Revolving Facility.
For a detailed description of long-term debt, net see “Note 7—Long-term Debt” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Interest expense	$14,178	$2,685	23%	$11,493
Interest expense increased primarily due to the issuance of the Senior Notes in August 2020, partially offset by a decrease in interest expense on the Term Loan due primarily to lower interest rates and the decrease in the average outstanding balance of the Term Loan compared to the prior year period.
Other income, net

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Other income, net	$1,218	$(5,276)	(81)%	$6,494

Other income, net in 2020 principally includes interest income of $1.7 million, partially offset by a $0.2 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares held in escrow.
Other income, net in 2019 principally included interest income of $8.0 million and net foreign currency exchange gains of $0.6 million, partially offset by a $1.8 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares held in escrow in 2020.
Income tax benefit

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Income tax benefit	$15,168	$13,500	NM	$1,668
Effective income tax rate	NM			NM
For further details of income tax matters, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
In 2020, the income tax benefit was due primarily to a reduction to deferred taxes due to the true-up of the state tax rate of an indefinite-lived intangible asset, a change in judgement about the valuation allowance at the beginning of the year, and excess tax benefits generated by the exercise and vesting of stock-based awards.
In 2019, the income tax benefit, despite pre-tax income, was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.

PRINCIPLES OF FINANCIAL REPORTING
We report Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The following table reconciles net (loss) earnings attributable to ANGI Homeservices Inc. shareholders to operating (loss) income to consolidated Adjusted EBITDA:

	Years Ended December 31,
	2020	2019
	(In thousands)
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(6,283)	$34,829
Add back:
Net earnings attributable to noncontrolling interests	2,123	485
Income tax benefit	(15,168)	(1,668)
Other income, net	(1,218)	(6,494)
Interest expense	14,178	11,493
Operating (loss) income	(6,368)	38,645
Add back:
Stock-based compensation expense	83,649	68,255
Depreciation	52,621	39,915
Amortization of intangibles	42,902	55,482
Adjusted EBITDA	$172,804	$202,297
For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company’s reportable segments, see “Note 12—Segment Information” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
Non-Cash Expenses That Are Excluded From Our Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock appreciation rights, restricted stock units (“RSUs”), stock options, performance-based RSUs (“PSUs”) and market-based awards. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base; we also include the related shares in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method. PSUs and market-based awards are included only to the extent the applicable performance condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). The Company is currently settling all stock-based awards on a net basis and remits the required tax-withholding amounts from its current funds.

Depreciation is a non-cash expense relating to our capitalized software, leasehold improvements and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents and marketable debt securities:
United States	$793,679	$377,648
All other countries	19,026	12,917
Total cash and cash equivalents	812,705	390,565
Marketable securities (United States)	49,995	—
Total cash and cash equivalents and marketable debt securities	$862,700	$390,565

Long-term debt:
Senior Notes	$500,000	$—
Term Loan	$220,000	$247,500
Total long-term debt	720,000	247,500
Less: current portion of Term Loan	—	13,750
Less: unamortized debt issuance costs	7,723	1,804
Total long-term debt, net	$712,277	$231,946
The Company’s international cash can be repatriated without significant tax consequences.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$188,419	$214,161
Investing activities	(103,954)	(40,633)
Financing activities	337,053	(121,532)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, amortization of intangibles, deferred income taxes, depreciation, and (gain) loss from the sale of a business.
2020
Adjustments to earnings consist primarily of $83.6 million of stock-based compensation expense, $78.2 million of provision for credit losses, $52.6 million of depreciation, and $42.9 million of amortization of intangibles. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $79.8 million, partially offset by an increase in accounts payable and other liabilities of $17.2 million, and a decrease in other assets of $6.0 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables, and accrued compensation costs due, in part, to the deferral of payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act.
Net cash used in investing activities includes purchases of marketable debt securities of $100.0 million, capital expenditures of $52.5 million, primarily related to investments in the development of capitalized software to support the Company’s products and services, $2.3 million related to the acquisition of a business, partially offset by $50.0 million of proceeds from maturities of marketable debt securities, and $0.7 million of net proceeds received in 2020 related to the December 31, 2018 sale of Felix.

Net cash provided by financing activities includes $500.0 million of proceeds from the issuance of the ANGI Group Senior Notes and a $3.1 million distribution from IAC pursuant to the tax sharing agreement, net of $63.7 million for the repurchase of 8.5 million of ANGI common stock, on a settlement date basis, at an average price of $7.47 per share, $64.1 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $27.5 million of principal payments on the Term Loan, including prepayment of the $13.8 million of principal payments that were otherwise due in 2021, $6.5 million of debt issuance costs, and $4.3 million for the purchase of redeemable noncontrolling interests.

2019
Adjustments to earnings consist primarily of $68.3 million of stock-based compensation expense, $64.3 million of bad debt expense, $55.5 million of amortization of intangibles, and $39.9 million of depreciation. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $79.0 million and an increase in accounts payable and other liabilities of $13.6 million, and a decrease in other assets of $13.4 million. The increase in accounts receivable is primarily due to revenue growth in North America. The increase in accounts payable and other liabilities is primarily due to an increase in accrued advertising and related payables. The decrease in other assets is due, in part, to a receipt of tenant improvement allowances.
Net cash used in investing activities includes capital expenditures of $68.8 million, primarily related to investments in the development of capitalized software to support the Company’s products and services and leasehold improvements, $20.3 million of cash principally related to the acquisition of Fixd Repair, partially offset by $25.0 million of proceeds from maturities of marketable debt securities, and $23.6 million of net proceeds received in 2019 related to the December 31, 2018 sale of Felix.
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
Liquidity and Capital Resources
Financing Transactions During the Year Ended December 31, 2020

On August 20, 2020, ANGI Group issued $500.0 million of its Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021. The proceeds from the offering are being used for general corporate purposes, which may include potential future acquisitions and return of capital.

On August 12, 2020, ANGI Group entered into a joinder agreement with the Company, the other subsidiaries of the Company that are party to the credit agreement, and each of the other loan parties to the credit agreement, pursuant to which ANGI Group became the successor borrower under the credit agreement (“ANGI Group Credit Agreement”) and ANGI Homeservices Inc.’s obligations thereunder were terminated. The ANGI Group Credit Agreement governs the ANGI Group Term Loan and ANGI Group Revolving Facility. In addition, on August 12, 2020, the definition of “Permitted Unsecured Ratio Debt” in the credit agreement was amended to remove the requirement that guarantees of certain indebtedness of the borrower be subordinated to the guarantees under the ANGI Group Credit Agreement.
The $250.0 million ANGI Group Revolving Facility expires on November 5, 2023. At December 31, 2020 and 2019, there were no outstanding borrowings under the Revolving Facility. The annual commitment fee on undrawn funds is and is based on ANGI Group’s consolidated net leverage ratio most recently reported and was 35 basis points and 25 basis points at December 31, 2020 and 2019, respectively. Borrowings under the Revolving Facility bear interest, at ANGI Group’s option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on ANGI Group’s consolidated net leverage ratio.
Share Repurchase Authorizations and Activity

On March 9, 2020 and February 6, 2019, the Board of Directors of ANGI Homeservices authorized the Company to repurchase up to 20 million and 15 million shares of its common stock, respectively. During the year ended December 31, 2020, the Company repurchased 8.4 million shares, on a trade date basis, of its common stock at an average price of $7.45 per share, or $62.6 million in aggregate. From January 1, 2021 through February 4, 2021, the Company repurchased an additional 0.4 million shares at an average price of $11.85 per share, or $4.9 million in aggregate. The Company had 18.9 million shares remaining in its share repurchase authorization as of February 4, 2021. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transaction, depending on those factors ANGI management deems relevant at any particular time, without limitation, market conditions, share price and future outlook.
Outstanding Stock-based Awards
The Company may settle equity awards on a gross or a net basis upon factors deemed relevant at the time. In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at the Company’s option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC’s option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. The Company currently settles all equity awards on a net basis.
Pursuant to the employee matters agreement, in the event of a distribution of ANGI capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation Committee of the IAC Board of Directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of ANGI Class A Common Stock, which ANGI would be obligated to assume and which would be dilutive to ANGI’s stockholders.
The following table summarizes the aggregate intrinsic value of all awards outstanding as of January 29, 2021; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)		(Shares in thousands)
ANGI
ANGI stock appreciation rights	$92,126	$46,063	3,295
Other ANGI equity awards(a)(b)	162,112	81,056	5,798
Total ANGI outstanding employee stock-based awards	$254,238	$127,119	9,093
_______________
(a)The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of ANGI.
(b)Includes stock options, RSUs and subsidiary denominated equity.

For a detailed description of employee stock-based awards, see “Note 11—Stock-based Compensation” to the financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Capital and Other Expenditures

The Company’s 2021 capital expenditures are expected to be higher than 2020 capital expenditures of $52.5 million by approximately 40% to 45%, due primarily to the development of capitalized software to support products and services. The Company’s liquidity could be negatively affected by a decrease in demand for our products and services due to COVID-19 or other factors. As described in the “COVID-19 Update” section above, to date, the COVID-19 outbreak and measures designed to curb its spread have had an impact on the Company’s business. The longer the global outbreak and measures designed to curb the spread of the virus have adverse impacts on economic conditions generally, the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations. The Company believes it has ample access to capital to navigate current and coming economic pressures.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if ANGI Group’s leverage ratio exceeds the ratios set forth in the Term Loan. There were no such limitations at December 31, 2020. The Company’s ability to obtain additional financing may also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise.
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
At December 31, 2020, IAC held all Class B shares of ANGI which represent 84.3% of the economic interest and 98.2% of the voting interest of ANGI. As a result, IAC has the ability to control ANGI’s financing activities, including the issuance of additional debt and equity securities by ANGI or any of its subsidiaries, or the incurrence of other indebtedness generally. While ANGI is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of ANGI’s capital stock and its representation on the ANGI board of directors. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS
AS OF DECEMBER 31, 2020

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(in thousands)
Long-term debt(b)	$23,656	$267,414	$38,750	$558,125	$887,945
Operating leases(c)	22,421	42,037	39,187	43,376	147,021
Purchase obligations(d)	12,916	22	—	—	12,938
Total contractual obligations	$58,993	$309,473	$77,937	$601,501	$1,047,904
______________________________________________
(a)The Company has excluded $5.3 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
(b)Long-term debt at December 31, 2020 consists of $500.0 million of Senior Notes, which bear interest at a fixed rate of 3.875% and $220.0 million of the Term Loan, which bears interest at a variable rate. The Term Loan bore interest at LIBOR plus 2.00%, or 2.16%, at December 31, 2020. The amount of interest ultimately paid on the variable rate debt may differ based on changes in interest rates. For additional information on long-term debt, see “Note 7—Long-term Debt” to the financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
(c)The Company leases office space, data center facilities and equipment used in connection with operations under various operating leases, the majority of which contain escalation clauses. Operating lease obligations include legally binding minimum lease payments for leases signed but not yet commenced. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see “Note 13—Leases” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
(d)The purchase obligations primarily consist of payments for advertising commitments and the Company’s allocable share of a three year cloud computing arrangement between IAC and a third party provider. For additional information on purchase obligations, see “Note 14—Commitments and Contingencies” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
Off-Balance Sheet Arrangements
See the commitments section of “Note 14—Commitments and Contingencies” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data” for additional information on our off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of ANGI Homeservices’ accounting policies contained in “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included “Item 8. Consolidated Financial Statements and Supplementary Data” in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Credit Loss and Revenue Reserves
The Company makes judgments as to its ability to collect outstanding receivables and provides reserves when it has determined that all or a portion of the receivable will not be collected. The Company maintains a credit loss reserve to provide for the estimated amount of accounts receivable that will not be collected. The credit loss reserve is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation to the Company. The term between the Company’s issuance of an invoice and payment due date is not significant. The Company also maintains reserves for potential revenue adjustments. The amounts of these reserves are based primarily upon historical experience. The carrying value of the credit loss and revenue reserves is $27.8 million and $20.3 million at December 31, 2020 and 2019, respectively. The provision for credit losses was $78.2 million and $64.3 million for the years ended December 31, 2020 and 2019, respectively.
Business Combinations
Acquisitions, which are generally referred to in GAAP as business combinations, are an important part of the Company’s growth strategy. The Company invested $2.7 million and $20.3 million in acquisitions for the years ended December 31, 2020 and 2019, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
Management makes two critical determinations at the time of an acquisition, the reporting unit that will benefit from the acquisition and to which goodwill will be assigned and the allocation of the purchase price of the business to the assets acquired and the liabilities assumed based upon their fair values. The reporting unit determination is important beyond the initial allocation of purchase price because future impairment assessments of goodwill, as described below, are performed at the reporting unit level. At October 1, 2020, the Company has two reporting units: North America and Europe. Historically, when the Company’s acquisitions have been complementary to these reporting units the goodwill has been assigned to either the North America or Europe reporting unit.
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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $891.8 million and $884.0 million at December 31, 2020 and 2019, respectively. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $171.9 million and $171.6 million at December 31, 2020 and 2019, respectively.

Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative test, which would require a valuation of the reporting unit, as of October 1. GAAP provides a not all-inclusive set of examples of macroeconomic, industry, market and company specific factors for entities to consider in performing the qualitative assessment described above; management considers the factors it deems relevant in making its more likely than not assessments. While the Company also has the option under GAAP to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to quantitatively determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent.
If the conclusion of our qualitative assessment is that there are indicators of impairment and a quantitative test is required, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company’s reporting unit that is being tested to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment equal to the excess is recorded.

The Company’s annual assessment of the recovery of goodwill begins with management’s reassessment of its operating segments and reporting units. A reporting unit is an operating segment or one level below an operating segment, which is referred to as a component. This reassessment of reporting units is also made each time the Company changes its operating segments. If the goodwill of a reporting unit is allocated to newly formed reporting units, the allocation is usually made to each reporting unit based upon their relative fair values.

For the Company’s annual goodwill test at October 1, 2020, a qualitative assessment of the North America and Europe reporting units’ goodwill was performed and the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. In the aggregate, ANGI Homeservices’ October 1, 2020 market capitalization of $5.5 billion exceeded its carrying value by approximately $4.3 billion. The primary factor that the Company considered in its qualitative assessment for its Europe reporting unit were valuations performed during 2020 that indicated a fair value in excess of the carrying value. The fair value based on the valuation that was most proximate to, but not as of, October 1, 2020 exceeded the carrying value of the Europe reporting unit by $131.4 million. The primary factor that the Company considered in its qualitative assessment for its North America reporting unit was the significant excess of the estimated fair value of the North America reporting unit over its carrying value. The fair value of the North America reporting unit was estimated by subtracting the fair value of the Europe reporting unit, based on the valuation described above, from the October 1, 2020 market capitalization of the Company; the estimated fair value of the North America reporting unit exceeded its carrying value by approximately $4.1 billion.
The fair value of the Company’s Europe reporting unit is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rate used in determining the fair value of the Company’s Europe reporting unit was 15% in both 2020 and 2019. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11.5% to 15.0% in 2020 and 11.5% to 27.5% in 2019, and the royalty rates used ranged from 2.0% to 5.5% in 2020 and 1.5% to 5.5% in 2019.
The 2020 and 2019 annual assessments of goodwill and indefinite-lived intangible assets identified no impairments.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising of leased right-of-use assets (“ROU assets”), capitalized software, leasehold improvements and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of these long-lived assets is $234.2 million and $284.7 million at December 31, 2020 and 2019, respectively.
Income Taxes
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax provision and/or benefit has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision computed on an if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders’ equity and financing activities within the consolidated statement of cash flows. The portion of the December 31, 2020 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $88.0 million.

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2020 and 2019, the balance of the Company’s net deferred tax asset is $84.4 million and $69.1 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2020 and 2019, the Company has unrecognized tax benefits, including interest, of $5.3 million and $4.1 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
Stock-Based Compensation
The stock-based compensation expense reflected in our statements of operations includes expense related to the Company’s stock options, stock appreciation rights, RSU awards, including those that are linked to the achievement of the Company’s stock price, known as market-based awards (“MSUs”) and those that are linked to the achievement of a performance target, known as performance-based awards (“PSUs”), equity instruments denominated in shares of subsidiaries, and IAC denominated stock options.
The Company recorded stock-based compensation expense of $83.6 million and $68.3 million for the years ended December 31, 2020 and 2019, respectively. Included in stock-based compensation expense in the years ended December 31, 2020 and 2019 is $22.2 million and $32.6 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and Angie’s List equity awards, both of which were converted into ANGI Homeservices’ equity awards when the businesses combined on September 29, 2017. These modified awards continue to vest through the first quarter of 2021. Additionally, in connection with the departure of the president and chief operating officer of the Company in December 2020, the Company recognized $14.1 million of expense related to the acceleration of vesting of his unvested stock appreciation rights and RSUs and the extension of the post-termination exercise period for his vested and exercisable stock appreciation rights.
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
In addition, acquisitions are an important part of the Company’s growth strategy. These transactions may result in the modification of equity awards which creates additional complexity and additional stock-based compensation expense. Also, our internal reorganizations can also lead to modifications of equity awards and result in additional complexity and stock-based compensation expense.
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

There were no stock options or stock appreciation rights granted by the Company for the years ended December 31, 2020, 2019 or 2018. The Company estimates the fair value of modified stock appreciation rights and stock options, including equity instruments denominated in shares of subsidiaries, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, the most significant of which include expected term, expected volatility of the underlying shares, risk-free interest rates and the expected dividend yield. In addition, the recognition of stock-based compensation expense is impacted by our estimated forfeiture rates, which are based, in part, on historical forfeiture rates. For stock appreciation rights and stock options, including equity instruments denominated in shares of subsidiaries, the grant date fair value of the award is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is the vesting period of the award. The Company also issues RSUs, PSUs and MSUs. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying ANGI Homeservices common stock and expensed as stock-based compensation expense over the vesting term. For PSUs, the value of the instrument is measured at the grant date as the fair value of the underlying ANGI Homeservices common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For MSUs, a lattice model is used to estimate the value of the awards.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt, including current maturities.
At December 31, 2020, the principal amount of the Company’s outstanding debt totals $720.0 million, $500.0 million of which is the ANGI Group Senior Notes, which bears interest at a fixed rate, and $220.0 million of which is the ANGI Group Term Loan, which bears interest at a variable rate. If market rates decline, the Company runs the risk that the related required payments of the ANGI Group Senior Notes will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $32.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. At December 31, 2020, the outstanding balance of the ANGI Group Term Loan of $220.0 million bore interest at LIBOR plus 2.00%, or 2.16%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Group Term Loan would increase or decrease by $2.2 million.
Foreign Currency Exchange Risk
The Company has operations in certain foreign markets, primarily in various jurisdictions within the European Union and the United Kingdom. The Company has exposure to foreign currency exchange risk related to its foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of the Company’s international businesses into U.S. dollars affects year-over-year comparability of operating results.
In addition, certain of the Company’s U.S. operations have customers in international markets. International revenue, which is measured based upon where the customer is located, accounted for 6%, 7%, and 7% for the years ended December 31, 2020, 2019 and 2018, respectively.
The company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity’s functional currency. The Company recorded foreign exchange gains and (losses) of $(0.1) million, $0.6 million, and $(0.2) million for the year ended December 31, 2020, 2019 and 2018, respectively.
The Company’s exposure to foreign currency exchange gains or losses have not been material to the Company, therefore, the Company has not hedged any foreign currency exposures. Any growth and expansion of our international operations increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could have a significant impact on our future results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of ANGI Homeservices Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ANGI Homeservices Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-Based Compensation

Description of the Matter
During the year ended December 31, 2020, the Company recorded stock-based compensation expense of $83.6 million. As discussed in Note 11 to the consolidated financial statements, the Company issues various types of equity awards, including stock options, restricted stock units, performance-based stock units, market-based awards and equity instruments denominated in the shares of certain subsidiaries.

Auditing the Company’s accounting for stock-based compensation required complex auditor judgment due to the number and the variety of the types of equity awards, the prevalence of modifications, the subjectivity of assumptions used to value stock-based awards, the use of market-based vesting conditions and the existence of awards denominated in the shares of certain subsidiaries.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over stock-based compensation. For example, we tested controls over the Company’s process to assess the completeness of its share-based awards and for measuring and recording stock-based compensation, including management’s review of the underlying calculations, the significant assumptions used in valuing certain awards and related valuation reports prepared by its specialists.

To test stock-based compensation expense, we performed audit procedures that included, among others, assessing the completeness of the awards granted and evaluating the methodologies used to estimate the fair value of the awards granted and the significant assumptions described above. Our procedures also included, evaluating the key terms and conditions of awards granted to assess the accounting treatment for a sample of awards, testing the clerical accuracy of the calculation of the expense recorded and assessing the Company’s accounting for award modifications. Additionally, for certain awards issued by the Company, we involved our internal valuation specialists to assess the valuation methodologies and assumptions used in estimating the fair value of the awards.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.

New York, New York
February 16, 2021

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2020	2019
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$812,705	$390,565
Marketable debt securities	49,995	—
Accounts receivable, net of reserves of $27,839 and $20,293, respectively	43,148	41,669
Other current assets	71,958	67,759
Total current assets	977,806	499,993

Capitalized software, leasehold improvements and equipment, net of amortization and depreciation	108,842	103,361
Goodwill	891,797	883,960
Intangible assets, net of amortization	209,717	251,725
Other non-current assets	180,020	182,572
TOTAL ASSETS	$2,368,182	$1,921,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Current portion of long-term debt	$—	$13,750
Accounts payable	30,805	25,987
Deferred revenue	54,654	58,220
Accrued expenses and other current liabilities	148,219	116,997
Total current liabilities	233,678	214,954

Long-term debt, net	712,277	231,946
Deferred income taxes	1,296	3,441
Other long-term liabilities	111,710	121,055

Redeemable noncontrolling interests	26,364	26,663

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares, issued 94,238 and 87,007 shares, respectively, and outstanding 78,333 and 79,681, respectively	94	87
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 421,862 and 421,570 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,379,469	1,357,075
Retained earnings	9,749	16,032
Accumulated other comprehensive income (loss)	4,637	(1,379)
Treasury stock, 15,905 and 7,326, respectively	(122,081)	(57,949)
Total ANGI Homeservices Inc. shareholders’ equity	1,272,290	1,314,288
Noncontrolling interests	10,567	9,264
Total shareholders’ equity	1,282,857	1,323,552
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,368,182	$1,921,611
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Revenue	$1,467,925	$1,326,205	$1,132,241
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	173,281	46,493	55,739
Selling and marketing expense	762,590	733,223	541,469
General and administrative expense	374,096	348,247	323,462
Product development expense	68,803	64,200	61,143
Depreciation	52,621	39,915	24,310
Amortization of intangibles	42,902	55,482	62,212
Total operating costs and expenses	1,474,293	1,287,560	1,068,335
Operating (loss) income	(6,368)	38,645	63,906
Interest expense	(14,178)	(11,493)	(11,623)
Other income, net	1,218	6,494	17,741
(Loss) earnings before income taxes	(19,328)	33,646	70,024
Income tax benefit	15,168	1,668	7,483
Net (loss) earnings	(4,160)	35,314	77,507
Net earnings attributable to noncontrolling interests	(2,123)	(485)	(189)
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(6,283)	$34,829	$77,318

Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic (loss) earnings per share	$(0.01)	$0.07	$0.16
Diluted (loss) earnings per share	$(0.01)	$0.07	$0.15

Stock-based compensation expense by function:
Selling and marketing expense	$4,662	$3,717	$3,368
General and administrative expense	73,846	56,475	84,028
Product development expense	5,141	8,063	9,682
Total stock-based compensation expense	$83,649	$68,255	$97,078

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net (loss) earnings	$(4,160)	$35,314	$77,507
Other comprehensive income (loss):
Change in foreign currency translation adjustment	6,827	399	(4,862)
Change in unrealized gains and losses on available-for-sale debt securities	—	(3)	3
Total other comprehensive income (loss)	6,827	396	(4,859)
Comprehensive income	2,667	35,710	72,648
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(2,123)	(485)	(189)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(811)	86	766
Comprehensive (income) loss attributable to noncontrolling interests	(2,934)	(399)	577
Comprehensive (loss) income attributable to ANGI Homeservices Inc. shareholders	$(267)	$35,311	$73,225

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2020, 2019 and 2018

		ANGI Homeservices Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders’ Equity

										Accumulated Other Comprehensive Income (Loss)				Total Shareholders’ Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2017	$21,300	$63	62,818	$415	415,186	$—	—	$1,112,400	$(121,764)	$2,232	$—	$993,346	$9,748	$1,003,094
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	—	—	25,649	—	—	25,649	—	25,649
Net (loss) earnings	(146)	—	—	—	—	—	—	—	77,318	—	—	77,318	335	77,653
Other comprehensive loss	(582)	—	—	—	—	—	—	—	—	(4,093)	—	(4,093)	(184)	(4,277)
Stock-based compensation expense	1,138	—	—	—	—	—	—	95,940	—	—	—	95,940	—	95,940
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	9	9,111	—	—	—	—	(25,100)	—	—	—	(25,091)	—	(25,091)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	856	—	—	(1)	—	—	—	—	—	—
Issuance of common stock to IAC pursuant to the post-closing adjustment provision of the Angie’s List merger agreement	—	—	—	5	5,076	—	—	(5)	—	—	—	—	—	—
Issuance of common stock to the equity holders of Handy Technologies, Inc. pursuant to the merger agreement	—	9	8,586	—	—	—	—	165,788	—	—	—	165,797	—	165,797
Distribution to IAC pursuant to the tax sharing agreement	—	—	—	—	—	—	—	(12,100)	—	—	—	(12,100)	—	(12,100)
Purchase of noncontrolling interests	(4,825)	—	—	—	—	—	—	—	—	—	—	—	(1,236)	(1,236)
Adjustment of redeemable noncontrolling interests to fair value	1,244	—	—	—	—	—	—	(1,244)	—	—	—	(1,244)	—	(1,244)
Other	34	—	—	—	—	—	—	(2,581)	—	—	—	(2,581)	383	(2,198)
Balance as of December 31, 2018	$18,163	$81	80,515	$421	421,118	$—	—	$1,333,097	$(18,797)	$(1,861)	$—	$1,312,941	$9,046	$1,321,987
Net earnings	142	—	—	—	—	—	—	—	34,829	—	—	34,829	343	35,172
Other comprehensive income (loss)	39	—	—	—	—	—	—	—	—	482	—	482	(125)	357
Stock-based compensation expense	148	—	—	—	—	—	—	65,815	—	—	—	65,815	—	65,815
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	6	6,492	—	—	—	—	(32,963)	—	—	—	(32,957)	—	(32,957)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	452	—	—	(1,766)	—	—	—	(1,765)	—	(1,765)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(57,949)	(57,949)	—	(57,949)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	1,151	—	—	—	1,151	—	1,151
Purchase of redeemable noncontrolling interests	(71)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	8,242	—	—	—	—	—	—	(8,242)	—	—	—	(8,242)	—	(8,242)
Other	—	—	—	—	—	—	—	(17)	—	—	—	(17)	—	(17)
Balance as of December 31, 2019	$26,663	$87	87,007	$422	421,570	$—	—	$1,357,075	$16,032	$(1,379)	$(57,949)	$1,314,288	$9,264	$1,323,552

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Continued)
Years Ended December 31, 2020, 2019 and 2018

		ANGI Homeservices Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total ANGI Homeservices Inc. Shareholders’ Equity

										Accumulated Other Comprehensive Income (Loss)				Total Shareholders’ Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Net earnings	767	—	—	—	—	—	—	—	(6,283)	—	—	(6,283)	1,356	(4,927)
Other comprehensive income	439	—	—	—	—	—	—	—	—	6,016	—	6,016	372	6,388
Stock-based compensation expense	15	—	—	—	—	—	—	85,267	—	—	—	85,267	—	85,267
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	7	7,231	—	—	—	—	(62,704)	—	—	—	(62,697)	—	(62,697)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	292	—	—	(1,445)	—	—	—	(1,445)	—	(1,445)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(64,132)	(64,132)	—	(64,132)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	3,613	—	—	—	3,613	—	3,613
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Adjustment of redeemable noncontrolling interests to fair value	1,645	—	—	—	—	—	—	(1,645)	—	—	—	(1,645)	—	(1,645)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(692)	—	—	—	(692)	690	(2)
Balance as of December 31, 2020	$26,364	$94	94,238	$422	421,862	$—	—	$1,379,469	$9,749	$4,637	$(122,081)	$1,272,290	$10,567	$1,282,857
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(4,160)	$35,314	$77,507
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Stock-based compensation expense	83,649	68,255	97,078
Amortization of intangibles	42,902	55,482	62,212
Provision for credit losses	78,229	64,278	47,242
Depreciation	52,621	39,915	24,310
Deferred income taxes	(15,278)	(3,250)	(8,368)
Loss (gain) from the sale of a business	273	218	(13,237)
Revenue reserves	10,251	5,934	221
Other adjustments, net	1,598	2,053	(740)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(79,830)	(78,954)	(47,686)
Other assets	5,987	13,382	(12,959)
Accounts payable and other liabilities	17,206	13,627	(576)
Income taxes payable and receivable	(1,243)	1,650	725
Deferred revenue	(3,786)	(3,743)	(2,029)
Net cash provided by operating activities	188,419	214,161	223,700
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,264)	(20,341)	3,669
Capital expenditures	(52,488)	(68,804)	(46,976)
Purchases of marketable debt securities	(99,977)	—	(59,671)
Proceeds from maturities of marketable debt securities	50,000	25,000	35,000
Net proceeds from the sale of a business	731	23,615	—
Proceeds from sale of fixed assets	20	—	10,412
Other, net	24	(103)	(25)
Net cash used in investing activities	(103,954)	(40,633)	(57,591)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes	500,000	—	—
Principal payments on Term Loan	(27,500)	(13,750)	(13,750)
Debt issuance costs	(6,484)	—	(2,168)
Principal payments on related party debt	—	(1,008)	(1,904)
Purchase of treasury stock	(63,674)	(56,905)	—
Proceeds from the exercise of stock options	—	573	4,693
Withholding taxes paid on behalf of employees on net settled stock-based awards	(64,079)	(35,284)	(29,844)
Distribution from (to) IAC pursuant to tax sharing agreement	3,071	(11,355)	—
Purchase of noncontrolling interests	(4,281)	(71)	(6,061)
Other, net	—	(3,732)	13
Net cash provided (used in) by financing activities	337,053	(121,532)	(49,021)
Total cash provided	421,518	51,996	117,088
Effect of exchange rate changes on cash and cash equivalents and restricted cash	565	661	212
Net increase in cash and cash equivalents and restricted cash	422,083	52,657	117,300
Cash and cash equivalents and restricted cash at beginning of period	391,478	338,821	221,521
Cash and cash equivalents and restricted cash at end of period	$813,561	$391,478	$338,821
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
ANGI Homeservices Inc. connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 240,000 domestic service professionals actively sought consumer matches, completed jobs or advertised work through ANGI Homeservices’ platforms and consumers turned to at least one of our brands to find a professional for approximately 32 million projects during the year ended December 31, 2020. The Company has established category-transforming products with brands such as HomeAdvisor, Angie’s List, and Handy.

The HomeAdvisor digital marketplace service (“HomeAdvisor”) connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments online or connect them by telephone. Handy Technologies, Inc. (“Handy”), is a leading platform for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. Together, the Company refers to the HomeAdvisor and Handy businesses in the United States as the “Marketplace”. The Company also owns and operates Angie’s List, which connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories, as well as provides consumers with valuable tools, services and content, including verified reviews of local service professionals, to help them research, shop and hire for local services. In addition to its market-leading U.S. operations, ANGI Homeservices owns leading home services online marketplaces in France (Travaux), Germany (MyHammer), Netherlands (Werkspot), United Kingdom (MyBuilder), Canada (HomeStars) and Italy (Instapro), as well as operations in Austria (MyHammer).

The Company has two operating segments: (i) North America (United States and Canada), which includes HomeAdvisor, Angie’s List, Handy, HomeStars, and Felix, for periods prior to its sale on December 31, 2018, and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot and Instapro.
As used herein, “ANGI Homeservices,” the “Company,” “ANGI,” “we,” “our” or “us” and similar terms refer to ANGI Homeservices Inc. and its subsidiaries (unless the context requires otherwise).
At December 31, 2020, IAC owned 84.3% and 98.2% of the economic interest and voting interest, respectively, of ANGI Homeservices.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) ANGI Homeservices and (ii) IAC and its subsidiaries, with the exception of a promissory note payable to a foreign subsidiary of IAC, are considered to be effectively settled for cash at the time the transaction is recorded. See “Note 15—Related Party Transactions with IAC” for additional information on transactions between ANGI Homeservices and IAC.
In the opinion of management, the assumptions underlying the historical consolidated financial statements, including the basis on which the expenses have been allocated from IAC, are reasonable. However, the allocations may not reflect all of the expenses that ANGI Homeservices may have incurred as a standalone public company for the periods presented.
COVID-19 Update
The impact on the Company from the COVID-19 outbreak, which has been declared a “pandemic” by the World Health Organization, has been varied. The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, discretionary services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.

When COVID-19 first impacted North America and Europe in the early spring of 2020, the Company experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). Toward the end of the spring of 2020, the Company experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. The Company continued to experience strong demand for home services in the last half of 2020. However, many service professionals’ businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted the Company's ability to monetize this increased level of service requests.

In addition, North America, which represents 95% of the Company’s revenue for the year ended December 31, 2020, experienced a significant resurgence of the COVID-19 virus with record levels of infections being reported during the fourth quarter of 2020 and continuing into the first quarter of 2021. Europe, which is the second largest market for the Company’s products and services, has also seen a dramatic resurgence in COVID-19. This resurgence and the measures designed to curb its spread could materially and adversely affect our business, financial condition and results of operations.

Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the credit loss reserve; the determination of revenue reserves; the carrying value of right-of-use assets (“ROU assets”); the useful lives and recoverability of definite-lived intangible assets and capitalized software, leasehold improvements and equipment; the recoverability of goodwill and indefinite-lived intangible assets; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Revenue Recognition
The Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. The effect of the adoption of ASU No. 2014-09 was that commissions paid to employees pursuant to certain sales incentive programs, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional (also referred to as the estimated customer relationship period). The cumulative effect of the adoption of ASU No. 2014-09 was the establishment of a current and non-current asset for capitalized sales commissions of $29.7 million and $4.2 million, respectively, and a related deferred tax liability of $8.3 million, resulting in a net increase to retained earnings of $25.6 million on January 1, 2018.
The Company’s disaggregated revenue disclosures are presented in “Note 12—Segment Information.”
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
Revenue is primarily derived from consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and revenue from completed jobs sourced through the HomeAdvisor and Handy platforms. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice or collected when a consumer schedules a job through the HomeAdvisor and Handy platforms. The Company maintains revenue reserves for potential credits issued to HomeAdvisor services providers and for services provided by Handy service professionals to consumers.
Revenue is also derived from (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) HomeAdvisor service professional membership subscription fees, (iii) membership subscription fees from consumers and (iv) service warranty subscription and other services. Angie’s List service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angie’s List website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Service professional membership subscription revenue is initially deferred and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Angie’s List prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, the Company modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $73.8 million during the year ended December 31, 2020.
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
During the years ended December 31, 2020, 2019 and 2018 the Company recognized expense of $64.8 million, $56.8 million, and $50.0 million, respectively, related to the amortization of these costs. The current contract assets are $49.2 million and $35.1 million at December 31, 2020, and 2019, respectively. The non-current contract asset balances are $0.4 million and $4.0 million at December 31, 2020 and 2019, respectively. The current and non-current contract assets are included in “Other current assets” and “Other non-current assets,” respectively, in the accompanying consolidated balance sheet.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivables, Net of Credit Loss and Revenue Reserves
Accounts receivable include amounts billed and currently due from customers. The credit loss reserve is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation. The time between the Company’s issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date. The Company also maintains reserves for potential credits issued to service professionals or other revenue adjustments. The amounts of these revenue reserves are based primarily upon historical experience.
Credit Losses and Revenue Reserve
The following table presents the changes in the credit loss reserve for the year ended December 31, 2020:

December 31, 2020
(In thousands)
Balance at January 1	$19,066
Current period provision for credit losses	78,229
Write-offs charged against the credit loss reserve	(73,682)
Recoveries collected	2,433
Balance at December 31	$26,046
The revenue reserve was $1.8 million and $1.2 million at December 31, 2020 and 2019, respectively. The total credit loss and revenue reserve was $27.8 million and $20.3 million as of December 31, 2020 and 2019.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of its performance obligation is one year or less. During the years ended December 31, 2020 and 2019, the Company recognized $57.6 million and $61.0 million of revenue that was included in the deferred revenue balance as of December 31, 2019 and 2018, respectively. The current deferred revenue balances are $54.7 million and $58.2 million at December 31, 2020 and 2019, respectively. The non-current deferred revenue balances are $0.2 million and $0.2 million at December 31, 2020 and 2019, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents consist of AAA rated government money market funds, treasury discount notes, commercial paper, time deposits and certificates of deposit. Internationally, there are no cash equivalents at December 31, 2020 and 2019.
Investments in Marketable Debt Securities
The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. The Company reviews its debt securities for impairment, including from risk of credit loss, each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
temporary. Factors the Company considers in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. The Company also considers whether it will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other income (expense), net. The Company held $50.0 million in marketable debt securities at December 31, 2020. The Company held no marketable debt securities at December 31, 2019.
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software was $67.9 million and $56.3 million at December 31, 2020 and 2019, respectively.
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
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. At October 1, 2020, the Company has two reporting units: North America and Europe.
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
For the Company’s annual goodwill test at October 1, 2020, a qualitative assessment of the North America and Europe reporting units’ goodwill was performed and it was concluded that it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. In the aggregate, ANGI Homeservices’ October 1, 2020 market capitalization of $5.5 billion exceeded its carrying value by approximately $4.3 billion. The primary factor that the Company considered in its qualitative assessment for its Europe reporting unit were valuations performed during 2020 that indicated a fair value in excess of the carrying value. The fair value based on the valuation that was most proximate to, but not as of, October 1, 2020 exceeded the carrying value of the Europe reporting unit by $131.4 million. The primary factor that the Company

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
considered in its qualitative assessment for its North America reporting unit was the significant excess of the estimated fair value of the North America reporting unit over its carrying value. The fair value of the North America reporting unit was estimated by subtracting the fair value of the Europe reporting unit, based on the valuation described above, from the October 1, 2020 market capitalization of the Company; the estimated fair value of the North America reporting unit exceeded its carrying value by approximately $4.1 billion.
The fair value of the Company’s Europe reporting unit is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units’ current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rate used in determining the fair value of the Company’s Europe reporting unit was 15% in both 2020 and 2019. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11.5% to 15.0% in 2020 and 11.5% to 27.5% in 2019, and the royalty rates used ranged from 2.0% to 5.5% in 2020 and 1.5% to 5.5% in 2019.
The 2020, 2019 and 2018 annual assessments of goodwill and indefinite-lived intangible assets identified no impairments.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company’s Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.
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
Warranty Costs
As part of certain of our revenue arrangements, we include warranties providing customers with assurance on the quality of the services provided. Under our warranties, we incur costs to ensure the services performed are up to the customers standard and/or to reimburse for any claim for damages submitted in accordance with our warranty terms and conditions. These costs are recorded as a component of cost of revenue in the Consolidated Statement of Operations.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising and partner-related payments to those who direct traffic to our platforms. Advertising expense was $487.6 million, $484.3 million and $334.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Legal Costs
Legal costs are expensed as incurred.
Income Taxes
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax provision and/or benefit has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income (loss) as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of other income (expense), net. Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is expensed over the requisite service period. See “Note 11—Stock‑based Compensation” for a discussion of the Company’s stock-based compensation plans.
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
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates. During the year ended December 31, 2020, one of these arrangements was exercised. No put and call arrangements were exercised during the year ended December 31, 2019, and one of these arrangements was exercised during the year ended December 31, 2018. Because these put arrangements are exercisable by the counter-party outside the control of the Company, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2020, 2019 and 2018, the Company recorded adjustments of $1.6 million, $8.2 million and $1.2 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements
Accounting Pronouncements Adopted

Adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The Company adopted ASU No. 2016-13 effective January 1, 2020. ASU No. 2016-13 replaces the “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. The Company adopted ASU No. 2016-13 using the modified retrospective approach and there was no cumulative effect arising from the adoption. The adoption of ASU No. 2016-13 did not have a material impact on the Company’s consolidated financial statements.
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
Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect of the financial statement of the Company.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax benefit and/or provision has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable or receivable from IAC under the tax sharing agreement and the current tax provision computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital and as financing activities within the statement of cash flows.
U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
U.S.	$(10,913)	$39,821	$82,652
Foreign	(8,415)	(6,175)	(12,628)
Total	$(19,328)	$33,646	$70,024
The components of the income tax (benefit) provision are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current income tax provision:
Federal	$(306)	$(43)	$—
State	1,408	819	(20)
Foreign	(992)	806	905
Current income tax provision	110	1,582	885

Deferred income tax benefit
Federal	(5,163)	(3,416)	(5,549)
State	(6,249)	517	(1,100)
Foreign	(3,866)	(351)	(1,719)
Deferred income tax benefit	(15,278)	(3,250)	(8,368)
Income tax benefit	$(15,168)	$(1,668)	$(7,483)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$182,449	$158,727
Stock-based compensation	18,955	33,613
Long-term lease liabilities	29,314	32,642
Other	32,885	26,226
Total deferred tax assets	263,603	251,208
Less valuation allowance	(77,076)	(71,472)
Net deferred tax assets	186,527	179,736

Deferred tax liabilities:
Intangible assets	(47,858)	(63,900)
Right-of-use assets	(21,496)	(24,836)
Capitalized software, leasehold improvements and equipment	(16,152)	(12,377)
Capitalized costs to obtain a contract with a customer	(12,233)	(9,400)
Other	(4,338)	(83)
Total deferred tax liabilities	(102,077)	(110,596)
Net deferred tax assets	$84,450	$69,140
The portion of the December 31, 2020 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $88.0 million.
At December 31, 2020, the Company has federal and state NOLs of $431.5 million and $375.9 million, respectively, available to offset future income. Of these federal NOLs, $59.3 million can be carried forward indefinitely and $372.2 million, if not utilized, will expire at various times between 2030 and 2037. The state NOLs, if not utilized, will expire at various times primarily between 2025 and 2040. Federal and state NOLs of $166.1 million and $79.9 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2020, the Company has foreign NOLs of $413.7 million available to offset future income. Of these foreign NOLs, $374.3 million can be carried forward indefinitely and $39.4 million, if not utilized, will expire at various times between 2022 and 2039. During 2020, the Company recognized tax benefits related to NOLs of $12.6 million.
At December 31, 2020, the Company has tax credit carryforwards of $16.6 million relating to federal and state tax credits for research activities. Of these credit carryforwards, $0.6 million can be carried forward indefinitely and $16.0 million, if not utilized, will expire between 2024 and 2040.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At December 31, 2020, the Company has a U.S. gross deferred tax asset of $176.4 million that the Company expects to fully utilize on a more likely than not basis.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During 2020, the Company’s valuation allowance increased by $5.6 million primarily due to an increase in foreign NOLs offset by a decrease in state NOLs. At December 31, 2020, the Company has a valuation allowance of $77.1 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.

A reconciliation of the income tax benefit to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Income tax (benefit) provision at the federal statutory rate of 21%	$(4,058)	$7,066	$14,705
State income taxes, net of effect of federal tax benefit	1,641	2,693	4,702
Deferred tax adjustment for enacted changes in tax law and rates	(5,244)	$502	$(1,431)
Change in judgement on beginning of the year valuation allowance	(3,544)	$—	$—
Stock-based compensation	(2,914)	(12,768)	(25,184)
Unbenefited losses	2,899	1,523	2,227
Research credit	(2,494)	(3,308)	(1,169)
Net adjustment related to the reconciliation of income tax provision accruals to tax returns	(743)	448	(1,669)
Other, net	(711)	2,176	336
Income tax benefit	$(15,168)	$(1,668)	$(7,483)
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2020	2019	2018
	(In thousands)
Balance at January 1	$4,025	$2,356	$1,548
Additions based on tax positions related to the current year	1,676	1,325	411
Additions for tax positions of prior years	423	344	397
Settlements	(856)	—	—
Balance at December 31	$5,268	$4,025	$2,356
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the Company. The IRS began its audit of the year ended December 31, 2017 in the second quarter of 2020. The statute of limitations for the years 2010 through 2012 and for the years 2013 through 2017 have been extended to May 31, 2021 and December 31, 2021, respectively. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2020, there are no accruals for interest and penalties. At December 31, 2019, accruals for interest are not material and there are no accruals for penalties.

At December 31, 2020 and 2019, unrecognized tax benefits, including interest, are $5.3 million and $4.1 million respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at December 31, 2020 are subsequently recognized, the income tax provision would be reduced by $5.1 million. The comparable amount as of December 31, 2019 is $4.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.5 million by December 31, 2021, due to settlements, all of which would reduce the income tax provision.

At December 31, 2020, all of the Company’s international cash can be repatriated without any significant tax consequences.

NOTE 4—BUSINESS COMBINATIONS
Handy Acquisition
On October 19, 2018, the Company acquired 100% of Handy, a leading platform for connecting individuals looking for household services, for total consideration of $168.4 million. This includes the aggregate fair value of 8.6 million shares of Class A common stock issued by the Company of $165.8 million, which was based on the closing stock price of ANGI on the NASDAQ on October 19, 2018 of $19.31 and cash consideration paid by the Company.
During 2019, the Company finalized its assessment of net operating losses acquired in the Handy acquisition. As a result, the Company revised the purchase price allocation for Handy by increasing the fair value of deferred tax assets by $27.2 million and decreasing goodwill by $27.2 million.
The financial results of Handy are included in the Company’s consolidated financial statements, within the North America segment, beginning October 19, 2018.
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2020	2019
	(In thousands)
Goodwill	$891,797	$883,960
Intangible assets with indefinite lives	171,888	171,599
Intangible assets with definite lives, net of accumulated amortization	37,829	80,126
Total goodwill and intangible assets, net	$1,101,514	$1,135,685
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2020:

	Balance at December 31, 2019	Additions	(Deductions)	Foreign Currency Translation	Balance at December 31, 2020
	(In thousands)
North America	$813,417	$2,665	$—	$225	$816,307
Europe	70,543	—	—	4,947	75,490
Total goodwill	$883,960	$2,665	$—	$5,172	$891,797
Additions relate to immaterial acquisition activity during the year (included in the North America segment).

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2019:

	Balance at December 31, 2018	Additions	(Deductions)	Foreign Currency Translation	Balance at December 31, 2019
	(In thousands)
North America	$824,037	$18,326	$(29,266)	$320	$813,417
Europe	70,672	—	—	(129)	70,543
Total goodwill	$894,709	$18,326	$(29,266)	$191	$883,960
Additions relate to the acquisition of Fixd Repair (included in the North America segment). Deductions primarily relate to tax benefits of acquired attributes related to the acquisition of Handy (included in the North America segment).
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2020 and 2019, intangible assets with definite lives are as follows:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Service professional relationships	$97,160	$(97,000)	$160	3.0
Technology	83,468	(47,144)	36,324	5.5
Memberships	15,900	(15,900)	—	3.0
Customer lists and user base	800	(192)	608	8.0
Trade names	3,128	(2,391)	737	5.6
Total	$200,456	$(162,627)	$37,829	4.1

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Service professional relationships	$99,651	$(76,445)	$23,206	2.9
Technology	89,095	(37,721)	51,374	5.3
Memberships	15,900	(11,940)	3,960	3.0
Customer lists and user base	14,298	(13,590)	708	1.4
Trade names	2,390	(1,512)	878	6.8
Total	$221,334	$(141,208)	$80,126	3.8

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2020, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2021	$14,951
2022	13,964
2023	8,148
2024	190
2025	190
Thereafter	386
Total	$37,829

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
At December 31, 2020, current available-for-sale marketable debt securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$49,995	$—	$—	$49,995
Total available-for-sale marketable debt securities	$49,995	$—	$—	$49,995
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2020 are within one year. The Company did not hold any available-for-sale marketable debt securities at December 31, 2019.
For the years ended December 31, 2020 and 2019, proceeds from maturities of available-for-sale marketable debt securities were $50.0 million and $25.0 million, respectively. There were no gross realized gains or losses from the maturities of available-for-sale marketable debt securities for the years ended December 31, 2020 and 2019.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$374,014	$—	$—	$374,014
Treasury discount notes	—	324,995	—	324,995
Time deposits	—	2,721	—	$2,721
Marketable debt securities:
Treasury discount notes	—	49,995	—	49,995
Total	$374,014	$377,711	$—	$751,725

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$291,810	$—	$—	$291,810
Time deposits	—	23,040	—	23,040
Total	$291,810	$23,040	$—	$314,850
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$—	$—	$(13,750)	$(13,681)
Long-term debt, net(a)	(712,277)	(725,700)	(231,946)	(232,581)
_________________
(a)    At December 31, 2020 and 2019, the carrying value of long-term debt, net includes unamortized debt issuance costs of $7.7 million and $1.8 million, respectively.
The fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2020	2019
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“Senior Notes”); interest payable each February 15 and August 15, commencing February 15, 2021	$500,000	$—
ANGI Group Term Loan due November 5, 2023	220,000	247,500
Total long-term debt	720,000	247,500
Less: current portion of Term Loan	—	13,750
Less: unamortized debt issuance costs	7,723	1,804
Total long-term debt, net	$712,277	$231,946
ANGI Group Senior Notes
On August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct, wholly-owned subsidiary of the Company, issued $500.0 million in aggregate principal amount of the Senior Notes, the proceeds of which are intended for general corporate purposes, including potential future acquisitions and return of capital. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2023	101.938%
2024	100.969%
2025 and thereafter	100.000%
The indenture governing the Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At December 31, 2020, there were no limitations pursuant thereto.
ANGI Group Term Loan and ANGI Group Revolving Facility
ANGI was a party to a credit agreement that terminates on November 5, 2021. The credit agreement governs the Term Loan and revolving credit facility (the “Revolving Facility”). On August 12, 2020, ANGI Group entered into a joinder agreement with the Company, the other subsidiaries of the Company that are party to the credit agreement, and each of the other loan parties to the credit agreement, pursuant to which ANGI Group became the successor borrower under the credit agreement (“ANGI Group Credit Agreement”) and ANGI Homeservices Inc.’s obligations thereunder were terminated. In addition, on August 12, 2020, the definition of “Permitted Unsecured Ratio Debt” in the credit agreement was amended to remove the requirement that guarantees of certain indebtedness of the borrower be subordinated to the guarantees under the credit agreement.
The outstanding balance of the ANGI Group Term Loan was $220 million and $247.5 million at December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company prepaid its quarterly principal payments totaling of $13.8 million due in 2021. There are quarterly principal payments of $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. At December 31, 2020 and 2019, the Term Loan bore interest at LIBOR plus 2.00% and LIBOR plus 1.50% respectively. The spread over LIBOR is subject to change in future periods based on ANGI Group’s consolidated net leverage ratio. The interest rate was 2.16% and 3.25%, at December 31, 2020 and 2019, respectively.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The ANGI Group Credit Agreement requires ANGI Group to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0. The ANGI Group Credit Agreement also contains covenants that would limit ANGI Group’s ability to pay dividends or make distributions in the event a default has occurred or ANGI Group’s consolidated net leverage ratio exceeds 4.25 to 1.0. At December 31, 2020, there were no limitations pursuant thereto.
The $250.0 million ANGI Group Revolving Facility expires on November 5, 2023. At December 31, 2020 and 2019, there were no outstanding borrowings under the ANGI Group Revolving Facility. The annual commitment fee on undrawn funds is based on ANGI Group’s consolidated net leverage ratio most recently reported and was 35 basis points and 25 basis points at December 31, 2020 and 2019, respectively. Any future borrowings under the ANGI Group Revolving Facility would bear interest, at ANGI Group’s option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI Group’s consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Group Term Loan.
The ANGI Group Senior Notes and ANGI Group Credit Agreement are guaranteed by certain of ANGI Group’s wholly-owned material domestic subsidiaries and ANGI Group’s obligations under the ANGI Group Credit Agreement are secured by substantially all assets of ANGI Group and the guarantors, subject to certain exceptions. The ANGI Group Term Loan and outstanding borrowings, if any, under the ANGI Group Revolving Facility rank equally with each other, and have priority over the ANGI Group Senior Notes to the extent of the value of the assets securing the borrowings under the ANGI Group Credit Agreement.
Long-term debt maturities:
Long-term debt maturities as of December 31, 2020 are summarized in the table below:

Years Ending December 31,	(In thousands)
2022	27,500
2023	192,500
2028	500,000
Total	720,000
Less: unamortized debt issuance costs	7,723
Total long-term debt, net	$712,277

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8—SHAREHOLDERS’ EQUITY
Description of Class A Common Stock, Class B Convertible Common Stock and Class C Common Stock
Except as described herein, shares of ANGI Homeservices Class A common stock, Class B common stock and Class C common stock are identical.
Holders of Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Class B common stock are entitled to ten votes per share on all matters to be voted upon by stockholders. Holders of Class C common stock have no voting rights, except as otherwise required by the laws of the State of Delaware, in which case holders of Class C common stock are entitled to one one-hundredth (1/100) of a vote per share. Holders of the Company’s Class A common stock, Class B common stock and Class C common stock do not have cumulative voting rights in the election of directors.
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
The holders of shares of ANGI Homeservices Class A common stock, Class B common stock and Class C common stock are entitled to receive, share for share, such cash dividends as may be declared by ANGI Homeservices Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up, holders of the Company’s Class A common stock, Class B common stock and Class C common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of all liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock.
At December 31, 2020, IAC holds all 421.9 million outstanding shares of the Company’s Class B common stock, which represents an 84.3% economic interest and 98.2% voting interest in the Company.
In the event that ANGI Homeservices issues or proposes to issue any shares of ANGI Homeservices Class A common stock, Class B common stock or Class C common stock (with certain limited exceptions), including shares issued upon the exercise, conversion or exchange of options, warrants and convertible securities, IAC will generally have a purchase right that permits it to purchase for fair market value, as defined in the agreement, up to such number of shares of the same class as the issued shares as would (i) enable IAC to maintain the same ownership interest in the Company that it had immediately prior to such issuance or proposed issuance, with respect to issuances of our voting capital stock, or (ii) enable IAC to maintain ownership of at least 80.1% of each class of the Company’s non-voting capital stock, with respect to issuances of our non-voting capital stock.
Reserved Common Shares
In connection with equity compensation plans, 40.2 million shares of ANGI Homeservices common stock are reserved at December 31, 2020.
Common Stock Repurchases
On March 9, 2020 and February 6, 2019, the Board of Directors of ANGI Homeservices authorized the Company to repurchase up to 20 million and 15 million shares of its common stock, respectively. During the year ended December 31, 2020, the Company repurchased 8.4 million shares of ANGI common stock for aggregate consideration, on a trade date basis, of $62.6 million. At December 31, 2020, the Company has approximately 19.3 million shares remaining in its share repurchase authorization.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss) income and items reclassified out of accumulated other comprehensive income (loss) income into earnings:

	Year Ended December 31, 2020
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(1,379)	$—	$(1,379)
Other comprehensive income	6,016	—	6,016
Net current period other comprehensive income	6,016	—	6,016
Balance at December 31	$4,637	$—	$4,637

	Year Ended December 31, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(1,864)	$3	$(1,861)
Other comprehensive income (loss) before reclassifications	485	(3)	482
Net current period other comprehensive income (loss)	485	(3)	482
Balance at December 31	$(1,379)	$—	$(1,379)

	Year Ended December 31, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$2,232	$—	$2,232
Other comprehensive (loss) income before reclassifications	(4,044)	3	(4,041)
Amounts reclassified to earnings	(52)	—	(52)
Net current period other comprehensive loss	(4,096)	3	(4,093)
Balance at December 31	$(1,864)	$3	$(1,861)
The amounts reclassified out of foreign currency translation adjustment into earnings for the year ended December 31, 2018 relate to the liquidation of an international subsidiary.
At December 31, 2020, 2019 and 2018, there was no tax benefit or provision on the accumulated other comprehensive income (loss).

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to ANGI Homeservices shareholders:

	Years Ended December 31,
	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(4,160)	$(4,160)	$35,314	$35,314	$77,507	$77,507
Net earnings attributable to noncontrolling interests	(2,123)	(2,123)	(485)	(485)	(189)	(189)
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	$(6,283)	$(6,283)	$34,829	$34,829	$77,318	77,318

Denominator:
Weighted average basic shares outstanding	498,159	498,159	504,875	504,875	484,232	484,232
Dilutive securities (a)(b)(c)	—	—	—	13,044	—	29,365
Denominator for earnings per share—weighted average shares	498,159	498,159	504,875	517,919	484,232	513,597

(Loss) earnings per share attributable to ANGI Homeservices Inc. shareholders:
(Loss) earnings per share	$(0.01)	$(0.01)	$0.07	$0.07	$0.16	$0.15
________________________
(a)    For the year ended December 31, 2020, the Company had a loss from operations and as a result, approximately 24.9 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(b)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock appreciation rights, stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the years ended December 31, 2019 and 2018, 5.5 million, and 3.1 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c)    Market-based awards and performance-based stock units are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and performance-based stock units are included in the denominator for earnings per share if (i) the applicable performance or market condition(s) has been met and (ii) the inclusion of the market-based award and performance-based stock units is dilutive for the respective reporting periods. For the years ended December 31, 2019 and 2018, 0.9 million, and 1.3 million shares underlying market-based awards and performance-based stock units, respectively, were excluded from the calculation of diluted earnings per share because the performance or market condition(s) had not been met.

NOTE 11—STOCK-BASED COMPENSATION
The Company currently has one active stock plan, which became effective in 2017 upon the completion of the combination of IAC’s HomeAdvisor business and Angie’s List, Inc. on September 29, 2017 (the “Combination”). The 2017 plan covers stock options, stock appreciation rights and RSU awards, including those that are linked to the achievement of the Company’s stock price, known as market-based awards (“MSUs”) and those that are linked to the achievement of a performance target, known as performance-based awards (“PSUs”), denominated in shares of ANGI Homeservices common stock, as well as provides for the future grant of these and other equity awards. The 2017 plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2020, there are 15.2 million shares available for grant under the 2017 plan.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2017 plan has a stated term of ten years, and provides that the exercise price of stock options and stock appreciation rights granted will not be less than the market price of the Company’s common stock on the grant date. The plan does not specify grant dates or vesting schedules for awards, as those determinations have been delegated to the Compensation Committee of ANGI Homeservices Board of Directors (the “Committee”). Each grant agreement reflects the grant date and vesting schedule for that particular grant as determined by the Committee. Stock options and stock appreciation rights granted subsequent to the Combination through December 31, 2018 generally vest in equal annual installments over a four-year period from the grant date. RSU awards granted subsequent to the Combination through December 31, 2020 generally vest either in two 50% installments over a three and four-year period or in equal annual installments over a four-year period, in each case, from the grant date. MSU awards granted subsequent to the Combination generally vest in five installments over a two-year period from the grant date. PSU awards granted subsequent to the Combination generally cliff vest in a two to five-year period from the grant date.
Stock-based compensation expense recognized in the consolidated statement of operations includes expense related to: (i) the Company’s stock options, stock appreciation rights and RSUs; (ii) equity instruments denominated in shares of its subsidiaries; and (iii) IAC denominated stock options and PSUs held by ANGI Homeservices employees. The amount of stock-based compensation expense recognized is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2020, there was $77.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018 related to all stock-based compensation is $24.3 million, $28.8 million and $49.5 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options and stock appreciation rights for the years ended December 31, 2020, 2019 and 2018 is $11.4 million, $27.9 million and $40.2 million, respectively. There may be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights outstanding at December 31, 2020 and changes during the year ended December 31, 2020 were as follows:

	December 31, 2020
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2020	23,984	$3.89
Granted	—	—
Exercised	(12,931)	3.18
Forfeited	(352)	6.16
Expired	(12)	15.03
Outstanding at December 31, 2020	10,689	$4.67	5.68	$92.08
Exercisable	8,944	$4.59	5.59	$77.97
The aggregate intrinsic value in the table above represents the difference between ANGI Homeservices closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money awards that would have been

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
exercised had all award holders exercised their awards on December 31, 2020. The total intrinsic value of awards exercised during the years ended December 31, 2020, 2019 and 2018 is $120.9 million, $107.5 million and $151.2 million, respectively.
The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2020:

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Outstanding at December 31, 2020	Weighted average remaining contractual life in years	Weighted average exercise price	Exercisable at December 31, 2020	Weighted average remaining contractual life in years	Weighted average exercise price
	(Shares in thousands)
$0.01 to $3.00	2,864	4.9	$2.29	2,864	4.9	$2.29
$3.01 to $6.00	6,814	6.1	4.53	5,213	6.1	4.53
$6.01 to $9.00	106	4.0	8.04	106	4	8.04
$9.01 to $12.00	405	6.0	10.54	324	5.7	10.47
$12.01 to $15.00	369	5.5	12.94	306	5.3	12.98
$15.01 to $18.00	—	—	—	—	—	—
$18.01 to$21.00	115	2.2	19.88	115	2.2	19.88
$21.01 to $24.00	16	2.6	22.02	16	2.6	22.02
	10,689	5.7	$4.67	8,944	5.6	$4.59
There were no stock options or stock appreciation rights granted by the Company for the years ended December 31, 2020, 2019 or 2018.
In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into ANGI Homeservices’ equity awards resulting in a modification charge. Included in stock-based compensation expense in the years ended December 31, 2020, 2019 and 2018 were charges of $21.1 million, $29.0 million and $56.9 million, respectively, related to these modified awards, and the remaining charge of $0.9 million will be recognized over the remaining vesting period of the modified awards.
In connection with the departure of the president and chief operating officer in the fourth quarter of 2020, the Company recognized a modification charge of $6.8 million related to the acceleration of vesting of his unvested stock appreciation rights and the extension of the post-termination exercise period for his vested and exercisable stock appreciation rights.
In connection with the chief executive officer transition during the fourth quarter of 2018, the Company accelerated $3.9 million of expense into 2018 from 2019.
No cash was received from stock option exercises during the year ended December 31, 2020 because they were net settled in shares of ANGI Homeservices’ common stock. Cash received from stock option exercises was $0.6 million and $4.7 million for the years ended December 31, 2019 and 2018, respectively.
The Company currently settles all equity awards on a net basis. In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at the Company’s option, on a net basis with the Company remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC’s option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on December 31, 2020 were net settled on that date, ANGI would have issued 3.4 million Class A shares (either to award holders or to IAC as reimbursement) and ANGI would have remitted $45.2 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all other ANGI equity awards outstanding on December 31, 2020, were net settled on that date, including stock options, RSUs and subsidiary denominated equity described

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
below, ANGI would have issued 6.0 million shares and would have remitted $76.8 million in cash for withholding taxes (assuming a 50% withholding rate).
Restricted Stock Units, Market-based Stock Units and Performance-based Stock Units

RSUs, MSUs and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of ANGI Homeservices common stock and with the value of each RSU and PSU equal to the fair value of ANGI Homeservices common stock at the date of grant. The value of each MSU is estimated using a lattice model that incorporates a Monte Carlo simulation of ANGI’s stock price. Each RSU, MSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. MSUs also include market-based vesting, tied to the stock price of ANGI before an award vests and PSUs include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. For RSU grants, the expense is measured at the grant date as the fair value of ANGI Homeservices common stock and expensed as stock-based compensation over the vesting term. For MSU grants, the expense is measured using a lattice model and expensed as stock-based compensation over the requisite service period. For PSU grants, the expense is measured at the grant date as the fair value of ANGI Homeservices common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.

Unvested RSUs, MSUs and PSUs outstanding at December 31, 2020 and changes during the year ended December 31, 2020 are as follows:

	RSUs		MSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2020	5,660	$15.29	3,503	$3.62	881	$15.89
Granted	6,962	7.37	—	—	1,844	6.92
Vested	(2,128)	13.78	(738)	6.8	—	—
Forfeited	(934)	11.93	(269)	6.8	(767)	16.4
Unvested at December 31, 2020	9,560	$10.19	2,496	$7.82	1,958	$5.11
___________________________
(a)    Included in the table are MSUs and PSUs which vests in varying amounts depending upon certain market or performance conditions. The MSUs and PSUs in the table above includes these awards at their maximum potential payout.

In 2019, the Company granted certain MSUs that are liability-classified stock-settled awards with a market condition. The fair value of these awards is subject to remeasurement each reporting period until settlement of the award. The total expense related to these awards will ultimately be equal to the number of shares vested based on the fair value of ANGI Homeservices’ common stock on the settlement date.

The weighted average fair value of RSUs granted during the years ended December 31, 2020, 2019 and 2018 based on market prices of ANGI Homeservices’ common stock on the grant date was $7.37, $13.16 and $18.08, respectively. There were no MSUs granted during the year ended December 31, 2020. The weighted average fair value of MSUs granted during the year ended December 31, 2019 based on the lattice model was $3.67. The weighted average fair value of PSUs granted during the years ended December 31, 2020 and 2019 based on market prices of ANGI Homeservices’ common stock on the grant date was $6.92 and $15.93, respectively. There were no MSUs or PSUs granted or outstanding during the year ended December 31, 2018. The total fair value of RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $23.4 million, $16.1 million and $19.5 million, respectively. The total fair value of MSUs that vested during the years ended December 31, 2020 and 2019, was $5.2 million and $3.2 million, respectively. There were no PSUs that vested during the years ended December 31, 2020, 2019 and 2018.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the departure of the president and chief operating officer in the fourth quarter of 2020, the Company recognized a modification charge of $7.3 million related to the acceleration of vesting of his unvested RSUs.

Equity Instruments Denominated in the Shares of Certain Subsidiaries

ANGI Homeservices has granted stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a period of years, which is typically four years. The value of the stock appreciation rights is tied to the value of the common stock of these subsidiaries, which is determined by the Company using a variety of valuation techniques including a combination of market based and discounted cash flow valuation methodologies. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interests is generally determined by negotiation or arbitration when settled, which will occur at various dates through 2026 and are ultimately settled in IAC common stock or ANGI Homeservices Class A common stock, at IAC’s election. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The expense associated with these equity awards is initially measured at fair value, using the Black-Scholes option pricing model, at the grant date and is expensed as stock-based compensation over the vesting term.

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
The following table presents revenue by reportable segment:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Revenue:
North America	$1,395,428	$1,249,892	$1,062,171
Europe	72,497	76,313	70,070
Total	$1,467,925	$1,326,205	$1,132,241

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
North America
Marketplace:
Consumer connection revenue(a)	$1,054,660	$913,533	$704,341
Service professional membership subscription revenue	50,975	63,872	66,214
Other revenue	25,685	15,263	3,940
Total Marketplace revenue	1,131,320	992,668	774,495
Advertising and other revenue(b)	264,108	257,224	287,676
Total North America revenue	1,395,428	1,249,892	1,062,171
Europe
Consumer connection revenue(c)	57,692	59,611	50,913
Service professional membership subscription revenue	13,091	14,231	17,362
Advertising and other revenue	1,714	2,471	1,795
Total Europe revenue	72,497	76,313	70,070
Total revenue	$1,467,925	$1,326,205	$1,132,241
___________________________
(a)    Includes fees paid by service professionals for consumer matches and revenue from pre-priced jobs sourced through the HomeAdvisor and Handy platforms.
(b)    Includes Angie’s List revenue from service professionals under contract for advertising and Angie’s List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars and Felix. Felix was sold on December 31, 2018 and its revenue for the year ended December 31, 2018 was $36.9 million.
(c)    Includes fees paid by service professionals for consumer matches.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Revenue:
United States	$1,379,236	$1,234,755	$1,050,641
All other countries	88,689	91,450	81,600
Total	$1,467,925	$1,326,205	$1,132,241
The United States is the only country whose revenue is greater than 10% of total revenue of the Company for the years ended December 31, 2020, 2019 and 2018.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2020	2019
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$97,841	$95,822
All other countries	11,001	7,539
Total	$108,842	$103,361
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Operating income (loss):
North America	$4,811	$48,967	$78,102
Europe	(11,179)	(10,322)	(14,196)
Total	$(6,368)	$38,645	$63,906

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Adjusted EBITDA(d):
North America	$178,854	$208,192	$253,963
Europe	$(6,050)	$(5,895)	$(6,457)
___________________________
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

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reconcile operating income (loss) for the Company’s reportable segments and net (loss) earnings attributable to ANGI Homeservices Inc. shareholders to Adjusted EBITDA:

	Year Ended December 31, 2020
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$4,811	$82,933	$48,515	$42,595	$178,854
Europe	(11,179)	$716	$4,106	$307	$(6,050)
Operating (loss)	(6,368)
Interest expense	(14,178)
Other income, net	1,218
Earnings before income taxes	(19,328)
Income tax benefit	15,168
Net loss	(4,160)
Net earnings attributable to noncontrolling interests	(2,123)
Net loss attributable to ANGI Homeservices Inc. shareholders	$(6,283)

	Year Ended December 31, 2019
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$48,967	$67,646	$37,481	$54,098	$208,192
Europe	(10,322)	$609	$2,434	$1,384	$(5,895)
Operating income	38,645
Interest expense	(11,493)
Other income, net	6,494
Earnings before income taxes	33,646
Income tax benefit	1,668
Net earnings	35,314
Net earnings attributable to noncontrolling interests	(485)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$34,829

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$78,102	$96,078	$21,888	$57,895	$253,963
Europe	(14,196)	$1,000	$2,422	$4,317	$(6,457)
Operating income	63,906
Interest expense	(11,623)
Other income, net	17,741
Earnings before income taxes	70,024
Income tax benefit	7,483
Net earnings	77,507
Net earnings attributable to noncontrolling interests	(189)
Net earnings attributable to ANGI Homeservices Inc. shareholders	$77,318
The following table presents capital expenditures by reportable segment:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Capital expenditures:
North America	$50,462	$64,215	$42,976
Europe	2,026	4,589	4,000
Total	$52,488	$68,804	$46,976

NOTE 13—LEASES
The Company leases office space, data center facilities and equipment in connection with its operations under various operating leases, the majority of which contain escalation clauses.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company’s incremental borrowing rate on the lease commencement date or January 1, 2019 for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less (“short-term leases”) are not recorded on the accompanying consolidated balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		December 31,
Leases	Balance Sheet Classification	2020	2019
		(In thousands)
Assets:
Right-of-use assets	Other non-current assets	$87,559	$101,243

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	15,700	13,234
Long-term lease liabilities	Other long-term liabilities	103,575	119,375
Total lease liabilities		$119,275	$132,609

		December 31,
Lease Cost	Income Statement Classification	2020	2019
		(In thousands)
Fixed lease cost	Cost of revenue	$321	$207
Fixed lease cost	Selling and marketing expense	9,913	9,277
Fixed lease cost	General and administrative expense	7,545	7,617
Fixed lease cost	Product development expense	1,848	1,456
Total fixed lease cost(a)		19,627	18,557
Variable lease cost	Cost of revenue	—	—
Variable lease cost	Selling and marketing expense	2,314	1,572
Variable lease cost	General and administrative expense	1,567	1,021
Variable lease cost	Product development expense	867	308
Total variable lease cost		4,748	2,901
Net lease cost		$24,375	$21,458
________________________________
(a)    Includes $0.04 million and $0.6 million of short-term lease cost and $1.8 million and $1.4 million of sublease income for the years ended December 31, 2020 and 2019, respectively.
Maturities of lease liabilities as of December 31, 2020(b):

For Years Ending December 31:	(In thousands)
2021	$22,321
2022	21,514
2023	20,512
2024	19,994
2025	19,193
Thereafter	43,376
Total	146,910
Less: Interest	27,635
Present value of lease liabilities	$119,275
________________________________
(b) Lease payments exclude $0.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following are the weighted average assumptions used for lease terms and discount rates as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Remaining lease term	6.9 years	7.7 years
Discount rate	5.91%	5.99%

	December 31,
	2020	2019
	(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$326	$58,701
Cash paid for amounts included in the measurement of lease liabilities	$20,939	$18,363
NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has entered into certain off-balance sheet commitments that require the future purchase of services (“purchase obligations”). Future payments under non-cancelable unconditional purchase obligations as of December 31, 2020 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$12,916	$22	$—	$—	$12,938
Purchase obligations include (i) a remaining minimum payment of $5.6 million that is due in 2021 under the Company’s allocable share of a three-year cloud computing arrangement, and (ii) payments of $7.3 million related to advertising commitments to be made in 2021. The Company has an allocable share of a three-year cloud computing arrangement between IAC and a third party provider of $15.6 million, of which $3.2 million and $5.6 million was paid in 2020 and 2019, respectively, and the Company had a related prepaid asset of $4.2 million and $4.3 million at December 31, 2020 and 2019, respectively, which is included in “Other current assets” on the consolidated balance sheet.
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 3—Income Taxes” for additional information related to income tax contingencies.

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—RELATED PARTY TRANSACTIONS WITH IAC
Relationship with IAC
ANGI Homeservices and IAC have entered into certain agreements to govern their relationship. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
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
Investor Rights Agreement
The investor rights agreement provides IAC with certain registration, preemptive and governance rights related to the Company and the shares of its capital stock it holds, as well as certain governance rights for the benefit of stockholders other than IAC.
Services Agreement
The services agreement governs services that IAC provides to the Company including, among others: (i) assistance with certain legal, M&A, human resources, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations; (ii) accounting, controllership and payroll processing services; (iii) investor relations services; (iv) tax compliance services; and (v) such other services as to which IAC and the Company may agree. The services agreement automatically renews annually for an additional one-year period for so long as IAC continues to own a majority of the outstanding shares of the Company’s common stock.
For the years ended December 31, 2020, 2019 and 2018, the Company was charged $4.8 million, $4.8 million and $5.7 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of December 31, 2020 and 2019, respectively. At December 31, 2018, the Company had an outstanding receivable due from IAC of $0.1 million pursuant to the services agreement. This amount was deducted from the charges due to IAC pursuant to the services agreement discussed above during the first quarter of 2019.
Separately, the Company subleases office space to IAC and charged rent of $1.8 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. There were no amounts charged pursuant to subleases for office space to IAC for the year ended December 31, 2018. At both December 31, 2020 and 2019, there were outstanding receivables of less than $0.1 million due from IAC pursuant to sublease agreements, which were subsequently paid in full in the first quarter of 2021 and 2020, respectively.
Tax Sharing Agreement
The tax sharing agreement governs the rights, responsibilities, and obligations of the Company and IAC with respect to tax liabilities and benefits, entitlements to refunds, preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes. Under the tax sharing agreement, the Company is generally responsible and

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At December 31, 2020 and 2019, the Company had outstanding payables of $0.9 million and $0.2 million, respectively, due to IAC pursuant to the tax sharing agreement, which is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. There were $3.1 million of refunds received from IAC pursuant to this agreement during the twelve months ended December 31, 2020. During the first quarter of 2019, $11.4 million was paid to IAC, pursuant to this agreement.
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
For the years ended December 31, 2020, 2019 and 2018, 0.3 million, 0.5 million and 0.9 million shares of ANGI Homeservices Class B common stock were issued to IAC, respectively, pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees.

NOTE 16—BENEFIT PLANS
The Company’s employees in the United States are eligible to participate in a retirement savings program offered by IAC, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan (the “IAC Plan”), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The current employer match under the IAC Plan is fifty cents for each dollar a participant contributes in the IAC Plan, with a maximum contribution of 3% of a participant’s eligible earnings. Matching contributions under the IAC Plan for the years ended December 31, 2020, 2019 and 2018 were $7.7 million, $6.3 million and $5.6 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.
Internationally, the Company also has or participates in various benefit plans, primarily defined contribution plans. The Company’s contributions for these plans for the years ended December 31, 2020, 2019 and 2018 were $0.6 million, $0.5 million, and $0.4 million, respectively.
NOTE 17—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	December 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$812,705	$390,565
Restricted cash included in other current assets	407	504
Restricted cash included in other non-current assets	449	409
Total cash and cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$813,561	$391,478
Restricted cash included in other current assets at December 31, 2020 primarily consists of cash received from customers at ANGI through the Handy platform, representing funds collected for payment to service providers, which were not settled as of the period end. Restricted cash included in other current assets at December 31, 2019 primarily consists of a deposit related to corporate credit cards.
Restricted cash included in other non-current assets at December 31, 2020 and 2019 consists of deposits related to leases.

	December 31,
	2020	2019
	(In thousands)
Other current assets:
Capitalized costs to obtain a contract with a customer	$49,194	$35,103
Prepaid expenses	17,742	21,790
Other	5,022	10,866
Other current assets	$71,958	$67,759

	December 31,
	2020	2019
	(In thousands)
Capitalized software, leasehold improvements and equipment, net:
Capitalized software and computer equipment	$132,026	$105,956
Leasehold improvements	31,864	32,559
Furniture and other equipment	13,252	13,435
Projects in progress	27,138	19,638
Capitalized software, leasehold improvements and equipment	204,280	171,588
Accumulated depreciation and amortization	(95,438)	(68,227)
Capitalized software, leasehold improvements and equipment, net	$108,842	$103,361

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2020	2019
	(In thousands)
Accrued expenses and other current liabilities:
Accrued advertising expense	$30,033	$29,682
Accrued employee compensation and benefits	47,310	28,630
Current lease liabilities	15,700	13,234
Other	55,176	45,451
Accrued expenses and other current liabilities	$148,219	$116,997

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Other income, net	$1,218	$6,494	$17,741
Other income, net in 2020 principally includes interest income of $1.7 million, offset by other expense of $0.5 million.
Other income, net in 2019 includes interest income of $8.0 million and net foreign currency exchange gains of $0.6 million, partially offset by a $1.8 million mark-to-market charge for an indemnification claim related to the Handy acquisition that will be settled in ANGI shares held in escrow.
Other income, net in 2018 includes a gain of $13.2 million related to the sale of Felix and interest income of $4.8 million.
Supplemental Disclosure of Non-Cash Transactions:
On October 19, 2018, ANGI issued 8.6 million shares of its Class A common stock valued at $165.8 million in connection with the acquisition of Handy.
On October 10, 2018, ANGI issued 5.1 million shares of its Class B common stock to IAC pursuant to the post-closing adjustment provision of the Angie’s List merger agreement.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash paid (received) during the year for:
Interest expense—third-party	$5,367	$10,290	$12,148
Interest expense—related party	—	54	155
Income tax payments, including amounts paid to IAC for ANGI Homeservices' share of IAC's consolidated tax liability	1,789	12,224	332
Income tax refunds, including amounts received from IAC for ANGI Homeservices' share of IAC's consolidated tax liability	(3,506)	(957)	(172)

ANGI HOMESERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31 (a)	Quarter Ended June 30 (a)	Quarter Ended September 30 (a)	Quarter Ended December 31(a)
	(In thousands, except per share data)
Year Ended December 31, 2020
Revenue	$343,650	$375,061	$389,913	$359,301
Cost of revenue	33,229	41,042	48,253	50,757
Operating (loss) income	(16,296)	17,644	(3,019)	(4,697)
Net (loss) earnings	(9,184)	13,211	5,203	(13,390)
Net (loss) earnings attributable to ANGI Homeservices Inc. shareholders	(8,958)	12,667	4,472	(14,464)
Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic (loss) earnings per share(c)	$(0.02)	$0.03	$0.01	$(0.03)
Diluted (loss) earnings per share(c)	$(0.02)	$0.02	$0.01	$(0.03)

	Quarter Ended March 31 (b)	Quarter Ended June 30 (b)	Quarter Ended September 30 (b)	Quarter Ended December 31 (b)
	(In thousands, except per share data)
Year Ended December 31, 2019
Revenue	$303,443	$343,896	$357,358	$321,508
Cost of revenue	10,011	10,722	13,312	12,448
Operating (loss) income	(3,641)	11,403	24,726	6,157
Net earnings (loss)	9,851	7,234	18,324	(95)
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	9,969	6,968	17,999	(107)
Per share information attributable to ANGI Homeservices Inc. shareholders:
Basic earnings (loss) per share(c)	$0.02	$0.01	$0.04	$(0.00)
Diluted earnings (loss) per share(c)	$0.02	$0.01	$0.04	$(0.00)
_________________________________________________________________________
(a)    The first, second, third and fourth quarters of 2020 include after-tax stock-based compensation expense of $8.8 million, $2.6 million, $4.0 million, and $1.5 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie’s List equity awards, both of which were converted into ANGI Homeservices’ equity awards in the Combination.
(b)    The first, second, third and fourth quarters of 2019 include after-tax stock-based compensation expense of $7.3 million, $6.2 million, $5.7 million, and $5.6 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie’s List equity awards, both of which were converted into ANGI Homeservices’ equity awards in the Combination.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our CEO and our CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2020, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), our management, including our CEO and our CFO, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ANGI Homeservices Inc.
Opinion on Internal Control Over Financial Reporting
We have audited ANGI Homeservices Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ANGI Homeservices Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 16, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 16, 2021

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to the definitive Proxy Statement to be used in connection with the ANGI Homeservices 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of ANGI Homeservices and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled “Information Concerning Director Nominees” and “Information Concerning ANGI Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports,” respectively, in the 2021 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to the ANGI Homeservices Code of Ethics is set forth under the caption “Part I-Item 1-Business-Description of Our Businesses-Additional Information-Code of Ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2021 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled “Executive Compensation,” “Director Compensation” and “Pay Ratio Disclosure,” respectively, in the 2021 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of the Company’s Class A common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under our equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2021 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving ANGI Homeservices required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of the Company’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to the Company by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2021 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of ANGI Homeservices
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2020 and 2019.

Consolidated Statement of Operations for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.
Notes to Consolidated Financial Statements.
(2)   Consolidated Financial Statement Schedule of ANGI Homeservices

Schedule Number
II	Valuation and Qualifying Accounts.
All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.
(3) Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference herein by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of May 1, 2017, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 26, 2017, by and among Angie's List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. and Casa Merger Sub, Inc.	Annex B to the Proxy Statement/Prospectus of Angie's List, Inc. and ANGI Homeservices Inc., filed on August 30, 2017 pursuant to Rule 424(b)(3).
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.2	Amended and Restated Bylaws of ANGI Homeservices Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.1	Description of Securities(1).
4.2	Investor Rights Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.3	Registration Rights Agreement, dated October 19, 2018, by and among ANGI Homeservices Inc. and the holders signatory thereto.	Exhibit 4.2 to the Registration Statement on Form S-3ASR (SEC File No. 333-227932), filed on October 22, 2018.
4.4	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 20, 2020.
10.1	Contribution Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.2	Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.3	Tax Sharing Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.4	Employee Matters Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.

10.5	ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.6	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.7	Form of Notice and Terms and Conditions for Stock Options granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.8	Form of Terms and Conditions for Stock Appreciation Rights granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.2 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.9	Employment Agreement between William B. Ridenour and ANGI Homeservices Inc., dated as of November 18, 2018.(3)	Exhibit 10-9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
10.1	Employment Agreement between Jamie Cohen and ANGI Homeservices Inc., dated as of March 12, 2019.(3)	Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.
10.11	Employment Agreement between Craig Smith and ANGI Homeservices Inc., dated as of August 24, 2017.(3)	Exhibit 10.7 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.12	Employment Agreement between Allison Lowrie and ANGI Homeservices Inc., dated as of August 24, 2017.(3)	Exhibit 10.8 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.13	Employment Agreement between Shannon Shaw and ANGI Homeservices Inc., dated as of February 22, 2019.(3)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.
10.14	Employment Agreement between Oisin Hanrahan and ANGI Homeservices Inc., dated as of June 26, 2019.(3)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019.
10.15	Employment Agreement between Angela R. Hicks Bowman and ANGI Homeservices Inc., dated as of June 29, 2017.(3)	Exhibit 10.4 to the Registration Statement on Form S-4 (SEC File No. 333-219064), filed on June 30, 2018.
10.16	Amended and Restated Credit Agreement, dated as of November 5, 2018, by and among ANGI Homeservices Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 9, 2018.
10.17	Amendment No. 1, dated as of August 12, 2020, among ANGI Homeservices Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2020.
10.18
Joinder and Reaffirmation Agreement, dated as of August 12, 2020, among ANGI Homeservices Inc., ANGI Group, LLC, each of the parties listed on Schedule 1 thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 12, 2020.
10.19	Advisory Agreement, dated September 8, 2020, between ANGI Homeservices Inc. and Craig Smith.(3)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 11, 2020.
21.1	Subsidiaries of the Registrant as of December 31, 2020.(1)
23.1	Consent of Ernst & Young LLP.(1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________________
(1)Filed herewith.
(2)Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
(3)Reflects management contracts and management and director compensatory plans.
(4)Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 16, 2021	ANGI Homeservices Inc.
	By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Interim Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2021:

Signature	Title

/s/ WILLIAM B. RIDENOUR	Chief Executive Officer and Director
William B. Ridenour

/s/ GLENN H. SCHIFFMAN	Interim Chief Financial Officer and Director
Glenn H. Schiffman

/s/ CHRISTOPHER W. BOHNERT	Senior Vice President, Principal Accounting Officer
Christopher W. Bohnert

/s/ JOSEPH LEVIN	Chairman of the Board and Director
Joseph Levin

/s/ THOMAS R. EVANS	Director
Thomas R. Evans

/s/ ALESIA J. HAAS	Director
Alesia J. Haas

/s/ KENDALL HANDLER	Director
Kendall Handler

/s/ ANGELA R. HICKS BOWMAN	Director
Angela R. Hicks Bowman

/s/ MARK STEIN	Director
Mark Stein

/s/ SUZY WELCH	Director
Suzy Welch

/s/ GREGG WINIARSKI	Director
Gregg Winiarski

/s/ YILU ZHAO	Director
Yilu Zhao

Schedule II
ANGI HOMESERVICES INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2020
Credit loss reserves	$19,066	$78,229	(a)	$(152)		$(71,097)	(c)	$26,046
Revenue reserves	1,227	103,627	(b)	—		(103,061)	(d)	1,793
Deferred tax valuation allowance	71,472	(235)	(e)	5,839	(f)	—		77,076
Other reserves	5,057							7,495

2019
Credit loss reserves	$15,622	$64,278	(a)	$(46)		$(60,788)	(c)	$19,066
Revenue reserves	981	111,069	(b)	(2)		(110,821)	(d)	1,227
Deferred tax valuation allowance	58,903	14,083	(g)	(1,514)	(f)	—		71,472
Other reserves	3,919							5,057

2018
Credit loss reserves	$8,375	$47,242	(a)	$(501)		$(39,494)	(c)	$15,622
Revenue reserves	888	86,901	(b)	(5)		(86,803)	(d)	981
Deferred tax valuation allowance	61,563	(599)	(h)	(2,061)	(f)	—		58,903
Other reserves	—							3,919
_________________________________________________________
(a)    Additions to the credit loss reserve are charged to expense.
(b)    Additions to the revenue reserves are charged against revenue.
(c)    Write-off of fully reserved accounts receivable balance, which occurs when they are deemed uncollectible.
(d)    Write-off of revenue reserve as credits are granted to service professionals
(e)    Amount is primarily related to an increase in foreign NOLs largely offset by a decrease in state NOLs.
(f)    Amount is primarily related to currency translation adjustments on foreign NOLs.
(g)    Amount is primarily related to foreign and state NOLs.
(h)    Amount is primarily related to state NOLs.