Form 10-Q
period 2021-03-31
Angi Inc.
filed 2021-05-10
CIK 1705110

As filed with the Securities and Exchange Commission on May 7, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-38220

Angi Inc.
(Exact name of Registrant as specified in its charter)

Delaware	82-1204801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3601 Walnut Street, Denver, CO 80205
(Address of Registrant’s principal executive offices)
(303) 963-7200
(Registrant’s telephone number, including area code)
ANGI Homeservices Inc.
(Former name or former address, if changed since last report)

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 30, 2021, the following shares of the Registrant’s common stock were outstanding:

Class A Common Stock	82,445,011
Class B Common Stock	421,958,021
Class C Common Stock	—
Total outstanding Common Stock	504,403,032

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$777,041	$812,705
Marketable debt securities	—	49,995
Accounts receivable, net of reserves of $28,908 and $27,839, respectively	56,915	43,148
Other current assets	74,037	71,958
Total current assets	907,993	977,806

Capitalized software, leasehold improvements and equipment, net	111,431	108,842
Goodwill	891,286	891,797
Intangible assets, net	204,626	209,717
Other non-current assets	186,253	180,020
TOTAL ASSETS	$2,301,589	$2,368,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	35,251	30,805
Deferred revenue	57,675	54,654
Accrued expenses and other current liabilities	154,394	148,219
Total current liabilities	247,320	233,678

Long-term debt, net	705,987	712,277
Deferred income taxes	1,315	1,296
Other long-term liabilities	108,416	111,710

Redeemable noncontrolling interests	4,608	26,364

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 98,408 and 94,283 shares, respectively, and outstanding 82,088 and 78,333, respectively	98	94
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 421,958 and 421,862 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,333,294	1,379,469
Retained earnings	11,680	9,749
Accumulated other comprehensive income	4,623	4,637
Treasury stock, 16,320 and 15,905 shares, respectively	(126,997)	(122,081)
Total Angi Inc. shareholders’ equity	1,223,120	1,272,290
Noncontrolling interests	10,823	10,567
Total shareholders’ equity	1,233,943	1,282,857
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,301,589	$2,368,182
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Revenue	$387,029	$343,650
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	53,828	33,229
Selling and marketing expense	205,840	189,959
General and administrative expense	88,162	94,556
Product development expense	18,047	17,084
Depreciation	15,969	12,138
Amortization of intangibles	5,074	12,980
Total operating costs and expenses	386,920	359,946
Operating income (loss)	109	(16,296)
Interest expense	(6,617)	(2,274)
Other (expense) income, net	(767)	421
Loss before income taxes	(7,275)	(18,149)
Income tax benefit	9,289	8,965
Net earnings (loss)	2,014	(9,184)
Net (earnings) loss attributable to noncontrolling interests	(83)	226
Net earnings (loss) attributable to Angi Inc. shareholders	$1,931	$(8,958)

Per share information attributable to Angi Inc. shareholders:
Basic earnings (loss) per share	$0.00	$(0.02)
Diluted earnings (loss) per share	$0.00	$(0.02)

Stock-based compensation expense by function:
Selling and marketing expense	$1,017	$1,003
General and administrative expense	84	22,980
Product development expense	933	1,592
Total stock-based compensation expense	$2,034	$25,575

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net earnings (loss)	$2,014	$(9,184)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	679	(6,568)
Comprehensive income (loss)	2,693	(15,752)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(83)	226
Change in foreign currency translation adjustment attributable to noncontrolling interests	(693)	(46)
Comprehensive (income) loss attributable to noncontrolling interests	(776)	180
Comprehensive income (loss) attributable to Angi Inc. shareholders	$1,917	$(15,572)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2021 and 2020
(Unaudited)

		Angi Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders’ Equity

										Accumulated Other Comprehensive Income (Loss)				Total Shareholders’ Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2020	$26,364	$94	94,238	$422	421,862	$—	—	$1,379,469	$9,749	$4,637	$(122,081)	$1,272,290	$10,567	$1,282,857
Net (loss) earnings	(60)	—	—	—	—	—	—	—	1,931	—	—	1,931	143	2,074
Other comprehensive income (loss)	580	—	—	—	—	—	—	—	—	(14)	—	(14)	113	99
Stock-based compensation expense	—	—	—	—	—	—	—	2,542	—	—	—	2,542	—	2,542
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,591	—	—	—	—	(48,052)	—	—	—	(48,051)	—	(48,051)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	3	2,579	—	96	—	—	(3)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(4,916)	(4,916)	—	(4,916)
Purchase of redeemable noncontrolling interests	(22,938)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	662	—	—	—	—	—	—	(662)	—	—	—	(662)	—	(662)
Balance as of March 31, 2021	$4,608	$98	98,408	$422	421,958	$—	—	$1,333,294	$11,680	$4,623	$(126,997)	$1,223,120	$10,823	$1,233,943

Balance as of December 31, 2019	$26,663	$87	87,007	$422	421,570	$—	—	$1,357,075	$16,032	$(1,379)	$(57,949)	$1,314,288	$9,264	$1,323,552
Net (loss) earnings	(275)	—	—	—	—	—	—	—	(8,958)	—	—	(8,958)	49	(8,909)
Other comprehensive income (loss)	99	—	—	—	—	—	—	—	—	(6,614)	—	(6,614)	(53)	(6,667)
Stock-based compensation expense	15	—	—	—	—	—	—	22,211	—	—	—	22,211	—	22,211
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	617	—	—	—	—	(2,553)	—	—	—	(2,552)	—	(2,552)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	187	—	—	(791)	—	—	—	(791)	—	(791)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(38,971)	(38,971)	—	(38,971)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	476	—	—	—	—	—	—	(476)	—	—	—	(476)	—	(476)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	3,613	—	—	—	3,613	—	3,613
Balance as of March 31, 2020	$23,813	$88	87,624	$422	421,757	$—	—	$1,379,079	$7,074	$(7,993)	$(96,920)	$1,281,750	$9,260	$1,291,010

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$2,014	$(9,184)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	2,034	25,575
Amortization of intangibles	5,074	12,980
Provision for credit losses	19,118	17,807
Depreciation	15,969	12,138
Deferred income taxes	(10,268)	(8,348)
Impairment of long-lived assets	1,854	—
Revenue reserves	2,910	2,140
Other adjustments, net	2,235	1,076
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(34,638)	(21,226)
Other assets	573	3,043
Accounts payable and other liabilities	4,539	21,008
Income taxes payable and receivable	938	(873)
Deferred revenue	2,993	(230)
Net cash provided by operating activities	15,345	55,906
Cash flows from investing activities:
Capital expenditures	(18,743)	(13,236)
Proceeds from maturities of marketable debt securities	50,000	—
Net proceeds from the sale of a business	—	767
Net cash provided by (used in) investing activities	31,257	(12,469)
Cash flows from financing activities:
Principal payments on Term Loan	(6,875)	(3,438)
Purchase of treasury stock	(4,916)	(38,512)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(48,168)	(3,222)
Purchase of noncontrolling interests	(22,938)	(3,165)
Net cash used in financing activities	(82,897)	(48,337)
Total cash used	(36,295)	(4,900)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	384	(1,327)
Net decrease in cash and cash equivalents and restricted cash	(35,911)	(6,227)
Cash and cash equivalents and restricted cash at beginning of period	813,561	391,478
Cash and cash equivalents and restricted cash at end of period	$777,650	$385,251
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. (the “Company”), formerly ANGI Homeservices Inc., connects quality home service professionals with consumers across 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Over 250,000 domestic service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms; and consumers turned to at least one of our brands to find a professional for approximately 34 million projects during the twelve months ended March 31, 2021.
The Company has two operating segments (i) North America (United States and Canada), which includes HomeAdvisor, Angi (formerly Angie’s List), Handy, and HomeStars; and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot, and Instapro.
As used herein, “Angi Inc.,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).
At March 31, 2021, IAC/InterActiveCorp (“IAC”) owned 84.2% and 98.2% of the economic interest and voting interest, respectively, of the Company.
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) Angi Inc. and (ii) IAC and its subsidiaries, with the exception of a promissory note payable to a foreign subsidiary of IAC, are considered to be effectively settled for cash at the time the transaction is recorded. See “Note 10—Related Party Transactions with IAC” for additional information on transactions between Angi Inc. and IAC.

For the purpose of these financial statements, income taxes have been computed as if Angi Inc. filed tax returns on a standalone, separate tax return basis. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement between the Company and IAC and the current tax provision computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital and as financing activities within the statement of cash flows.

In management's opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

COVID-19 Update
The impact on the Company from the COVID-19 outbreak, which has been declared a “pandemic” by the World Health Organization, has been varied and volatile. The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the continuing spread of COVID-19, the development and implementation of effective preventative measures (including the global distribution of vaccines) and possible treatments, the scope of governmental and other restrictions on travel, discretionary services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues. Additionally, many service professionals’ businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted the Company’s ability to monetize on increased levels of service requests.

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

On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses and the determination of revenue reserves; the carrying value of right-of-use assets (“ROU assets”); the useful lives and recoverability of definite-lived intangible assets and capitalized software, leasehold improvements and equipment; the recoverability of goodwill and indefinite-lived intangible assets; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company’s customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in “Note 7—Segment Information.”
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of the Company’s performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2020 were $54.7 million and $0.2 million, respectively. During the three months ended March 31, 2021, the Company recognized $34.4 million of revenue that was included in the deferred revenue balance as of December 31, 2020. During the three months ended March 31, 2020, the Company recognized $37.1 million of revenue that was included in the deferred revenue balance as of December 31, 2019. The current and non-current deferred revenue balances at March 31, 2021 are $57.7 million and $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Practical Expedients and Exemptions
As permitted under the practical expedient available under ASC 606 Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which the Company has the right to invoice for services performed.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the initial customer relationship period is greater than one year is $49.2 million and $49.6 million at March 31, 2021 and December 31, 2020, respectively. The current and non-current capitalized sales commissions balances are included in “Other current assets” and “Other non-current assets” in the accompanying consolidated balance sheet and are $48.7 million and $49.2 million, and $0.5 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively.
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the results of operations, financial condition or cash flows of the Company.
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs.
For the three months ended March 31, 2021, the Company recorded an income tax benefit of $9.3 million due primarily to excess tax benefits generated by the exercise and vesting for stock-based awards. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $9.0 million, which represents an effective income tax rate of 49% and is higher than the statutory rate of 21% due primarily to a $5.7 million reduction to deferred taxes due to the true-up of the state tax rate for an indefinite-lived intangible asset, partially offset by unbenefited foreign losses.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. There are currently no accruals for interest and penalties.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2010 through 2017, which includes the operations of the Company. The statutes of limitations for the years 2010 through 2012 and for the years 2013 through 2017 have been extended to May 31, 2021 and June 30, 2022, respectively. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2021 and December 31, 2020, the Company has unrecognized tax benefits of $5.6 million and $5.3 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at March 31, 2021 are subsequently recognized, the income tax provision would be reduced by $5.4 million. The comparable amount as of December 31, 2020 is $5.1 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $0.5 million by March 31, 2022 due to settlements, all of which would reduce the income tax provision.
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
The Company did not hold any available-for-sale marketable debt securities at March 31, 2021.
At December 31, 2020, current available-for-sale marketable debt securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$49,995	$—	$—	$49,995
Total available-for-sale marketable debt securities	$49,995	$—	$—	$49,995
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2020 were within one year.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2021
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$552,024	$—	$—	$552,024
Treasury discount notes	—	100,000	—	100,000
Time deposits	—	1,586	—	1,586
Marketable debt securities:
Treasury discount notes	—	—	—	—
Total	$552,024	$101,586	$—	$653,610

	December 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$374,014	$—	$—	$374,014
Treasury discount notes	—	324,995	—	324,995
Time deposits	—	2,721	—	2,721
Marketable debt securities:
Treasury discount notes	—	49,995	—	49,995
Total	$374,014	$377,711	$—	$751,725
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Long-term debt, net (a)	$(705,987)	$(710,692)	$(712,277)	$(725,700)
________________________
(a)    At March 31, 2021 and December 31, 2020, the carrying value of long-term debt, net includes unamortized debt issuance costs of $7.1 million and $7.7 million, respectively.

The fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2021	December 31, 2020
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“Senior Notes”); interest payable each February 15 and August 15, commencing February 15, 2021	$500,000	$500,000
ANGI Group Term Loan due November 5, 2023	213,125	220,000
Total long-term debt	713,125	720,000
Less: unamortized debt issuance costs	7,138	7,723
Total long-term debt, net	$705,987	$712,277
ANGI Group Senior Notes
The ANGI Group Senior Notes were issued on August 20, 2020. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the applicable redemption date.

The indenture governing the Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At March 31, 2021, there were no limitations pursuant thereto.

ANGI Group Term Loan and ANGI Group Revolving Facility
The outstanding balance of the ANGI Group Term Loan was $213.1 million and $220.0 million at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, ANGI Group prepaid $6.9 million that was otherwise due in the first quarter of 2022, and as of May 6, 2021, the outstanding balance was repaid in its entirety. The Term Loan bore interest at LIBOR plus 2.00%, or 2.10% and 2.16% at March 31, 2021 and December 31, 2020, respectively.

The ANGI Group Credit Agreement requires ANGI Group to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0. The ANGI Group Credit Agreement also contains covenants that would limit ANGI Group’s ability to pay dividends, or make distributions in the event a default has occurred or ANGI Group’s consolidated net leverage ratio exceeds 4.25 to 1.0. At March 31, 2021, there were no limitations pursuant thereto.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The $250.0 million ANGI Group Revolving Facility expires on November 5, 2023. At March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the ANGI Group Revolving Facility. The commitment fee, which is based on ANGI Group's consolidated net leverage ratio most recently reported and the average daily dollar amount of the available revolving commitments, was 35 basis points at both March 31, 2021 and December 31, 2020. Any future borrowings under the ANGI Group Revolving Facility would bear interest, at ANGI Group’s option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI Group’s consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Group Term Loan.
The ANGI Group Senior Notes and the ANGI Group Credit Agreement are guaranteed by certain of ANGI Group’s wholly-owned material domestic subsidiaries and ANGI Group’s obligations under the ANGI Group Credit Agreement are secured by substantially all assets of ANGI Group and the guarantors, subject to certain exceptions. Outstanding borrowings under the ANGI Group Revolving Facility have priority over the ANGI Group Senior Notes to the extent of the value of the assets securing the borrowings under the ANGI Group Credit Agreement.
Long-term Debt Maturities:
Long-term debt maturities as of March 31, 2021 are summarized in the table below:

Years Ending December 31,	(In thousands)
2022	$20,625
2023	192,500
2028	500,000
Total	713,125
Less: unamortized debt issuance costs	7,138
Total long-term debt, net	$705,987
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss):

	Three Months Ended March 31, 2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at January 1	$4,637	$4,637
Other comprehensive loss	(14)	(14)
Balance at March 31	$4,623	$4,623

	Three Months Ended March 31, 2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(1,379)	$(1,379)
Other comprehensive loss	(6,614)	(6,614)
Balance at March 31	$(7,993)	$(7,993)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At both March 31, 2021 and 2020, there was no tax benefit or provision on the accumulated other comprehensive income (loss).
NOTE 6—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended March 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$2,014	$2,014	$(9,184)	$(9,184)
Net (earnings) loss attributable to noncontrolling interests	(83)	(83)	226	226
Net earnings (loss) attributable to Angi Inc. Class A and Class B Common Stock shareholders	$1,931	$1,931	$(8,958)	$(8,958)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	500,663	500,663	499,454	499,454
Dilutive securities (a) (b) (c)	—	9,990	—	—
Denominator for earnings (loss) per share—weighted average shares	500,663	510,653	499,454	499,454

Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Earnings (loss) per share	$0.00	$0.00	$(0.02)	$(0.02)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock appreciation rights, stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three months ended March 31, 2021, 5.2 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)    Market-based awards and performance-based stock units are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and performance-based stock units are included in the denominator for earnings per share if (i) the applicable performance or market condition(s) has been met and (ii) the inclusion of the market-based award and performance-based stock units is dilutive for the respective reporting periods. For the three months ended March 31, 2021, 1.4 million shares underlying market-based awards and performance-based stock awards were excluded from the calculation of diluted earnings per share because the performance or market condition(s) had not been met.
(c)    For the three months ended March 31, 2020, the Company had a loss from operations and as a result, approximately 38.0 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
NOTE 7—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker views the businesses. In addition, we consider how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services or products offered or the target market.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenue:
North America	$361,041	$324,132
Europe	25,988	19,518
Total	$387,029	$343,650
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
North America
Marketplace:
Consumer connection revenue(a)	$272,353	$239,830
Service professional membership subscription revenue	11,952	13,777
Other revenue	6,745	5,169
Total Marketplace revenue	291,050	258,776
Advertising and other revenue(b)	69,991	65,356
Total North America revenue	361,041	324,132
Europe
Consumer connection revenue(c)	22,351	15,689
Service professional membership subscription revenue	3,328	3,299
Advertising and other revenue	309	530
Total Europe revenue	25,988	19,518
Total revenue	$387,029	$343,650
________________________
(a)    Includes fees paid by service professionals for consumer matches and revenue from Angi Services sourced through the marketplace platforms.
(b)    Includes Angi revenue from service professionals under contract for advertising and Angi membership subscription fees from consumers, as well as revenue from HomeStars.
(c)    Includes fees paid by service professionals for consumer matches.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenue
United States	$356,444	$319,821
All other countries	30,585	23,829
Total	$387,029	$343,650

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$101,151	$97,841
All other countries	10,280	11,001
Total	$111,431	$108,842
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating income (loss):
North America	$9,577	$(8,108)
Europe	(9,468)	(8,188)
Total	$109	$(16,296)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Adjusted EBITDA(d):
North America	$31,165	$41,391
Europe	$(7,979)	$(6,994)
________________________
(d)    The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating income (loss) excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between the Company’s performance and that of its competitors. The above items are excluded from the Company’s Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile operating income (loss) for the Company’s reportable segments and net earnings (loss) attributable to Angi Inc. shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2021
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$9,577	$1,936	$14,578	$5,074	$31,165
Europe	(9,468)	$98	$1,391	$—	$(7,979)
Operating income (loss)	109
Interest expense	(6,617)
Other loss, net	(767)
Loss before income taxes	(7,275)
Income tax benefit	9,289
Net earnings	2,014
Net earnings attributable to noncontrolling interests	(83)
Net earnings attributable to Angi Inc. shareholders	$1,931

	Three Months Ended March 31, 2020
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(8,108)	$25,312	$11,297	$12,890	$41,391
Europe	(8,188)	$263	$841	$90	$(6,994)
Operating loss	(16,296)
Interest expense	(2,274)
Other income, net	421
Loss before income taxes	(18,149)
Income tax benefit	8,965
Net loss	(9,184)
Net loss attributable to noncontrolling interests	226
Net loss attributable to Angi Inc. shareholders	$(8,958)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$777,041	$812,705	$384,230	$390,565
Restricted cash included in other current assets	176	407	623	504
Restricted cash included in other non-current assets	433	449	398	409
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$777,650	$813,561	$385,251	$391,478
Restricted cash included in other current assets at March 31, 2021 and December 31, 2020 consisted of cash reserved to fund insurance claims and cash received from customers through the marketplace platforms, representing funds collected for payments to service providers, which were not settled as of the period end.
Restricted cash included in other current assets at March 31, 2020 and December 31, 2019 primarily consisted of a deposit related to corporate credit cards.
Restricted cash included in other non-current assets at March 31, 2021 and 2020 consisted of deposits related to leases.
Credit Losses and Revenue Reserve
The following table presents the changes in the credit loss reserve for the three months ended March 31, 2021 and 2020:

	2021	2020
	(In thousands)
Balance at January 1	$26,046	$19,066
Current period provision for credit losses	19,118	17,070
Write-offs charged against the credit loss reserve	(20,570)	(16,298)
Recoveries collected	758	737
Balance at March 31	$25,352	$20,575
The revenue reserve was $3.5 million and $1.8 million at March 31, 2021 and 2020, respectively. The total allowance for credit losses and revenue reserve was $28.9 million and $22.4 million as of March 31, 2021 and 2020, respectively.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	March 31, 2021	December 31, 2020
	(In thousands)
Right-of-use assets (included in “other non-current assets”)	$46,446	$40,800
Capitalized software, leasehold improvements, and equipment	$80,052	$95,438
Intangible assets, net	$148,319	$162,627

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other (expense) income, net

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Interest income	$97	$1,271
Foreign exchange losses	(860)	(423)
Loss from acquisition/sale of a business	(4)	(427)
Other (expense) income, net	$(767)	$421
Loss from acquisition/sale of a business for the three months ended March 31, 2020 includes a $0.2 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in Angi Inc. shares during the first quarter of 2020 and a $0.2 million charge related to the final earn-out settlement related to the sale of Felix.
NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has not identified certain other legal matters where we believe an unfavorable outcome is probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 2—Income Taxes” for additional information related to income tax contingencies.
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC

Angi Inc. and IAC have entered into certain agreements to govern their relationship. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.

For the three months ended March 31, 2021 and 2020, the company was charged $1.1 million and $1.2 million, respectively, by IAC for services rendered pursuant to the services agreement. At March 31, 2021, the Company had outstanding payables of less than $0.1 million due to IAC, pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of December 31, 2020.

Separately, the Company subleases office space to IAC and charged IAC $0.4 million of rent for both the three months ended March 31, 2021 and 2020. At March 31, 2021, there were no outstanding receivables pursuant to the sublease agreements. At December 31, 2020 there was an outstanding receivable of less than $0.1 million due from IAC pursuant to the sublease agreements, which was subsequently paid in full in the first quarter of 2021.
At both March 31, 2021 and December 31, 2020, the Company had outstanding payables of $0.9 million, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the accompanying consolidated balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the three months ended March 31, 2021 and 2020.
For the three months ended March 31, 2021 and 2020, 0.1 million and 0.2 million shares, respectively, of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees. For the three months ended March 31, 2021, 2.6 million shares of Angi Inc. Class A common stock were issued to IAC pursuant to the

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

employee matters agreement as reimbursement for IAC common stock, issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. There were no shares of Angi Inc. Class A common stock issued during the three months ended March 31, 2020.
NOTE 11—SUBSEQUENT EVENTS
As of May 6, 2021, the Company paid off the outstanding balance of the Term Loan of $213.1 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc., formerly ANGI Homeservices, Inc., (“Angi Inc.,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Over 250,000 domestic service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms; and consumers turned to at least one of our brands to find a professional for approximately 34 million projects during the twelve months ended March 31, 2021.
The Company has two operating segments (i) North America (United States and Canada), which includes HomeAdvisor, Angi (formerly Angie’s List), Handy, and HomeStars; and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot, and Instapro.
For a more detailed description of the Company’s operating businesses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context requires otherwise certain terms, which include the principal operating metrics we use in managing our business, used in this quarterly report are defined below:
•Marketplace Revenue primarily reflects domestic marketplace revenues, including consumer connection revenue for consumer matches, revenue from Angi Services (pre-priced) offerings sourced through marketplace platforms, and membership subscription revenue from service professionals.

•Advertising and Other Revenue primarily includes revenue from service professionals under contract for advertising and membership subscription fees from consumers.

•Marketplace Service Requests are fully completed and submitted domestic customer service requests and includes Angi Services requests sourced through the marketplace platforms in the period.
•Marketplace Monetized Transactions are fully completed and submitted domestic customer service requests that were matched to and paid for by a service professional and includes completed and in-process Angi Services jobs sourced through the marketplace platforms in the period.
•Marketplace Transacting Service Professionals (“Marketplace Transacting SPs”) are the number of marketplace service professionals that paid for consumer matches or performed an Angi Services job sourced through the marketplace platforms in the quarter.
•Advertising Service Professionals (“Advertising SPs”) are the total number of service professionals under contract for advertising at the end of the period.
•Senior Notes - On August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021.
•ANGI Group Term Loan - due November 5, 2023. The outstanding balance of the Term Loan as of March 31, 2021 was $213.1 million and bore interest at LIBOR plus 2.00%, or 2.10%. As of May 6, 2021, the outstanding balance of the Term Loan was repaid in its entirety.
•ANGI Group Revolving Facility - The ANGI Group $250.0 million revolving credit facility expires on November 5, 2023. At March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the ANGI Group Revolving Facility. The ANGI Group Revolving Facility and ANGI Group Term Loan are collectively referred to as the ANGI Group Credit Agreement.

Components of Results of Operations
Sources of Revenue
Marketplace Revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and revenue from completed jobs sourced through the marketplace platforms and (ii) service professional membership subscription fees. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Advertising and Other Revenue is primarily derived from (i) sales of time-based website, mobile, and call center advertising to service professionals, and (ii) membership subscription fees from consumers.
Operating Costs and Expenses:
•Cost of revenue - consists primarily of payments made to independent service professionals who perform work contracted under pre-priced arrangements through the marketplace platforms, credit card processing fees, and hosting fees.
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
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, fees for professional services (including transaction-related costs related to acquisitions), provision for credit losses, software license and maintenance costs, and facilities costs. Our customer service function includes personnel who provide support to our service professionals and consumers.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, software license and maintenance costs, and facilities costs.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to Angi Inc. shareholders to operating income (loss) to consolidated Adjusted EBITDA for the three months ended March 31, 2021 and 2020.
Brand Integration Initiative
On March 17, 2021, our Company updated one of its leading websites and brands, Angie’s List, to Angi, and began the process of consolidating under a single brand. Going forward we will concentrate our marketing investment in the Angi brand in order to focus our marketing, sales, and branding efforts on a single brand.
Our Company relies heavily on free and paid search engine marketing efforts to drive traffic to our properties, which has been adversely affected by this initiative. Specifically, our brand initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, we shifted marketing to support Angi, away from HomeAdvisor, which has negatively affected the efficiency of our search engine marketing efforts.
These efforts have had a pronounced negative impact on Marketplace Service Requests from organic search results, and reduced monetization via our mobile applications, which in turn has resulted in relatively more Marketplace Service Requests from paid search engine marketing. The combined effect has reduced revenue and increased marketing spend, which we expect to result in lower profits in the quarter ending June 30, 2021. We expect this trend to continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established. We expect the reduction in revenue, increased marketing expense, and lower profits to continue for the remainder of 2021 and potentially into 2022, with the most significant impact in the second quarter of 2021. The Company has also increased its investment in Angi Services, our pre-priced product offering, which will reduce profits more than planned during 2021.

COVID-19 Update
The impact on the Company from the COVID-19 outbreak, which has been declared a “pandemic” by the World Health Organization, has been varied and volatile. The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the continuing spread of COVID-19, the development and implementation of effective preventative measures (including the global distribution of vaccines) and possible treatments, the scope of governmental and other restrictions on travel, discretionary services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.
When COVID-19 first impacted us in March 2020, we experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). During the second quarter of 2020, we experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. The Company continued to experience strong demand for home services in the second half of 2020 and the first quarter of 2021. However, many service professionals’ businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted our ability to monetize this increased level of service requests.

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020
Revenue

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

Revenue:
Marketplace:
Consumer connection revenue	$272,353	$32,523	14%	$239,830
Service professional membership subscription revenue	11,952	(1,825)	(13)%	13,777
Other revenue	6,745	1,576	30%	5,169
Total Marketplace Revenue	291,050	32,274	12%	258,776
Advertising and Other Revenue	69,991	4,635	7%	65,356
North America	361,041	36,909	11%	324,132
Europe	25,988	6,470	33%	19,518
Total Revenue	$387,029	$43,379	13%	$343,650

Percentage of Total Revenue:
North America	93%			94%
Europe	7%			6%
Total Revenue	100%			100%

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

Operating metrics:
Marketplace Service Requests	7,709	1,741	29%	5,968
Marketplace Monetized Transactions	4,193	603	17%	3,590
Marketplace Transacting SPs	212	21	11%	191
Advertising SPs	40	3	8%	37
North America revenue increased $36.9 million, or 11%, driven by increases in Marketplace Revenue of $32.3 million or 12%, and Advertising and Other Revenue of $4.6 million, or 7%. The increase in Marketplace Revenue is due to an increase in consumer connection revenue of $32.5 million, or 14%, due primarily to an increase of 29% in Marketplace Service Requests to 7.7 million, resulting in a 17% increase in Marketplace Monetized Transactions to 4.2 million. The increase in Advertising and Other Revenue is due primarily to an increase in Angi revenue driven by a 8% increase in Advertising SPs.
Europe revenue increased $6.5 million, or 33%, due to strong growth across its markets due to increased consumer demand and the favorable impact of the weakening of the U.S dollar relative to the Euro and the British Pound.
Cost of revenue

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

Cost of revenue (exclusive of depreciation shown separately below)	$53,828	$20,599	62%	$33,229
As a percentage of revenue	14%			10%
North America cost of revenue increased $20.7 million, or 63%, and as a percentage of revenue due primarily to growth of Angi Services (the pre-priced product offering) which has lower margins than other sources of North America revenue.

Selling and marketing expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

Selling and marketing expense	$205,840	$15,881	8%	$189,959
As a percentage of revenue	53%			55%
North America selling and marketing expense increased $16.7 million, or 10%, driven by increases in compensation expense of $9.0 million, advertising expense of $6.0 million, and outsourced personnel and consulting costs of $2.5 million. The increase in compensation expense was due primarily to increased commission expense, in addition to an increase in sales force headcount. The increase in advertising expense was due primarily to an increase in online marketing, partially offset by a decrease in television spend. The increase in outsourced personnel and consulting costs was due primarily to various sales initiatives in Angi Services.
Europe selling and marketing expense decreased $0.8 million, or 6%, driven by a decrease in compensation expense of $0.6 million from lower headcount and a decrease in advertising of $0.1 million.
General and administrative expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

General and administrative expense	$88,162	$(6,394)	(7)%	$94,556
As a percentage of revenue	23%			28%
North America general and administrative expense decreased $13.2 million, or 15%, due primarily to a decrease of $20.0 million in compensation expense, partially offset by increases in professional fees of $3.0 million, provision for credit loss of $1.3 million, and software license and maintenance costs of $0.8 million. The decrease in compensation expense is due to a decrease of $22.7 million in stock-based compensation expense, partially offset by an increase of $2.8 million primarily resulting from annual wage increases. The decrease in stock-based compensation expense for the first quarter of 2021 is due primarily to $11.9 million for stock appreciation rights expense recognized in the first quarter of 2020 which were not incurred in 2021 as the awards became fully vested in 2020, a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021, partially offset by the issuance of new equity awards since 2020. The increase in professional fees is due primarily to an increase in outsourced personnel costs and legal fees. The increase in outsourced personnel costs is due primarily to an increase in call volume related to our customer service function. The increase in provision for credit loss is driven by higher Marketplace Revenue.
Europe general and administrative expense increased $6.8 million, or 88%, due primarily to a charge of $6.0 million related to the acquisition of an additional 21% interest in our MyBuilder business at a premium to fair value, and a $0.6 million increase in professional fees related to the platform migration in France.
Product development expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

Product development expense	$18,047	$963	6%	$17,084
As a percentage of revenue	5%			5%
North America product development expense decreased $0.5 million, or 3%, due primarily to decreases in compensation expense of $0.8 million and travel related expenses of $0.2 million, partially offset by an increase in outsourced personnel and consulting costs of $0.5 million. The increase in outsourced personnel and consulting costs were in support of projects for the Angi brand change.

Europe product and development expense increased $1.5 million, or 51%, due to an increase in compensation expense of $1.5 million as a result of fewer internally developed software expenses being capitalized.
Depreciation

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

Depreciation	$15,969	$3,831	32%	$12,138
As a percentage of revenue	4%			4%
North America depreciation increased $3.3 million, or 29%, due primarily to investments in capitalized software to support our products and services.
Europe depreciation increased $0.5 million, or 65%, due primarily to the continued development of capitalized software to support our products and services.
Operating income (loss)

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

North America	$9,577	$17,685	NM	$(8,108)
Europe	(9,468)	(1,280)	(16)%	(8,188)
Total	$109	$16,405	NM	$(16,296)

As a percentage of revenue	—%			(5)%
________________________
NM = Not meaningful
North America operating income was $9.6 million for the three months ended March 31, 2021, an increase of $17.7 million compared to the three months ended March 31, 2020, despite a decrease in Adjusted EBITDA of $10.2 million, described below, due primarily to decreases of $23.4 million in stock-based compensation expense and $7.9 million in amortization of intangibles, partially offset by an increase of $3.8 million in depreciation. The decrease in stock-based compensation expense was due primarily to the factors discussed in the general and administrative expense section above. The decrease in the amortization of intangibles was due primarily to certain intangible assets becoming fully amortized during 2020. The increase in depreciation was due primarily to the development of capitalized software to support our products and services.
Europe operating loss increased $1.3 million, or 16%, due primarily to an increase in Adjusted EBITDA loss of $1.0 million, described below and an increase of $0.2 million in stock-based compensation expense, partially offset by a decrease of $0.1 million in amortization of intangibles.
At March 31, 2021, there is $89.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Adjusted EBITDA

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

North America	$31,165	$(10,226)	(25)%	$41,391
Europe	(7,979)	(985)	(14)%	(6,994)
Total	$23,186	$(11,211)	(33)%	$34,397

As a percentage of revenue	6%			10%
For a reconciliation of net earnings (loss) attributable to Angi Inc. shareholders to operating income (loss) to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company’s reportable segments, see “Note 7—Segment Information” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
North America Adjusted EBITDA decreased $10.2 million, or 25%, to $31.2 million, despite higher revenue, due primarily to an increase of $20.6 million in cost of revenue and an increase of $15.9 million in selling and marketing expense, both described above. This was also impacted by $4.0 million in expense related to impairments in Fixd Services business and from management changes at the Company.
Europe Adjusted EBITDA loss increased $1.0 million, or 14%, due primarily to a charge of $6.0 million related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value and the increase in product development expense of $1.5 million, partially offset by an increase of $6.5 million in revenue.
Interest expense

Interest expense relates to interest on the Senior Notes and Term Loan and commitment fees on the undrawn Revolving Facility.
For a detailed description of long-term debt, net, see “Note 4—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

Interest expense	$6,617	$4,343	NM	$2,274
Interest expense increased due primarily to the issuance of the Senior Notes in August 2020, partially offset by a decrease in interest expense of the Term Loan due primarily to lower interest rates due to lower interest rates and the decrease in the average outstanding balance compared to the prior year period.
Other (expense) income, net

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

Other (expense) income, net	$(767)	$(1,188)	NM	$421
Other expense, net in 2021 principally includes net foreign currency exchange losses of $0.9 million, partially offset by interest income of $0.1 million.
Other income, net in 2020 principally includes interest income of $1.3 million, partially offset by net foreign currency exchange losses of $0.4 million and a $0.2 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in Angi Inc. shares during the first quarter of 2020.

Income tax benefit

	Three Months Ended March 31,
	2021	$ Change	% Change	2020

Income tax benefit	$9,289	$324	4%	$8,965
Effective income tax rate	NM			49%
For further details of income tax matters, see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
In 2021, the income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting for stock-based awards.
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
The following table reconciles net earnings (loss) attributable to Angi Inc. shareholders to operating income (loss) to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net earnings (loss) attributable to Angi Inc. shareholders	$1,931	$(8,958)
Add back:
Net earnings (loss) attributable to noncontrolling interests	83	(226)
Income tax benefit	(9,289)	(8,965)
Other expense (income), net	767	(421)
Interest expense	6,617	2,274
Operating income (loss)	109	(16,296)
Stock-based compensation expense	2,034	25,575
Depreciation	15,969	12,138
Amortization of intangibles	5,074	12,980
Adjusted EBITDA	$23,186	$34,397
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company’s reportable segments, see “Note 7—Segment Information” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
Non-Cash Expenses That Are Excluded from Non-GAAP Measure
Stock-based compensation expense consists of expense associated with the grants, including unvested grants assumed in acquisitions, of stock appreciation rights, restricted stock units (“RSUs”), stock options, performance-based RSUs (“PSUs”) and market-based awards. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base; we also include the related shares in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method. PSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). The Company is currently settling all stock-based awards on a net basis and remits the required tax-withholding amounts from its current funds.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents and marketable debt securities:
United States	$756,860	$793,679
All other countries	20,181	19,026
Total cash and cash equivalents	777,041	812,705
Marketable debt securities (United States)	—	49,995
Total cash and cash equivalents and marketable debt securities	$777,041	$862,700

Long-term debt:
Senior Notes	$500,000	$500,000
Term Loan	213,125	220,000
Total long-term debt	713,125	720,000
Less: unamortized debt issuance costs	7,138	7,723
Total long-term debt, net	$705,987	$712,277
The Company’s international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see “Note 4—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.” As of May 6, 2021, the outstanding balance of the Term Loan of $213.1 million was repaid in its entirety.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$15,345	$55,906
Investing activities	31,257	(12,469)
Financing activities	(82,897)	(48,337)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, amortization of intangibles, depreciation, and deferred income taxes.
2021
Adjustments to earnings consist primarily of $19.1 million of provision for credit losses, $16.0 million of depreciation, $5.1 million of amortization of intangibles, $2.9 million of revenue reserves, and $2.0 million of stock-based compensation expense, partially offset by $10.3 million of deferred income taxes. The decrease from changes in working capital consists primarily of increases in accounts receivable of $34.6 million, partially offset by increases in accounts payable and other liabilities of $4.5 million and deferred revenue of $3.0 million. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables. The increase in deferred revenue is driven primarily by increases in memberships. The increase in accounts receivable is due primarily to revenue growth in North America.

Net cash provided by investing activities includes proceeds of $50.0 million from the maturities of marketable debt securities, net of capital expenditures of $18.7 million, primarily related to investments in the development of capitalized software to support the Company’s products and services.
Net cash used in financing activities includes $48.2 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $22.9 million for the purchase of redeemable noncontrolling interests, $6.9 million for the prepayment on the Term Loan required quarterly payments that was otherwise due in the first quarter of 2022, and $4.9 million for the repurchase of 0.4 million shares of Angi Inc. Class A common stock, on a settlement and trade date basis, at an average price of $11.85 per share.
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
Net cash used in financing activities includes $38.5 million for the repurchase of 5.2 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $7.43 per share, $3.4 million for the principal payment on the Term Loan, $3.2 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, and $3.2 million for the purchase of redeemable noncontrolling interests.

Liquidity and Capital Resources
Financing Arrangements
The outstanding balance of the Term Loan as of March 31, 2021 was $213.1 million and bore interest at LIBOR plus 2.00%, or 2.10%. As of May 6, 2021, the outstanding balance of the Term Loan was repaid in its entirety.
On August 20, 2020, ANGI Group issued $500.0 million of its Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021. The proceeds from the offering are being used for general corporate purposes, which may include potential future acquisitions and return of capital.
The Credit Facility of $250 million expires on November 5, 2023. At March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the Credit Facility. The commitment fee, which is based on ANGI Group's consolidated net leverage ratio most recently reported and the average daily dollar amount of the available revolving commitments, was 35 basis points at both March 31, 2021 and December 31, 2020. Borrowings under the Credit Facility bear interest, at ANGI Group’s option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on ANGI Group’s consolidated net leverage ratio. Any borrowings under the ANGI Group Credit Facility are guaranteed by ANGI Group's wholly-owned material domestic subsidiaries and are secured by substantially all assets of ANGI Group and the guarantors, subject to certain exceptions.
The terms of the Credit Facility require Angi Inc. to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0. There are additional covenants under the Credit Facility that limit the ability of ANGI Group and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
Share Repurchase Authorizations and Activity
During the quarter ended March 31, 2021, the Company repurchased 0.4 million shares, on a settlement and trade date basis, of its common stock at an average price of $11.85 per share. The Company had 18.9 million shares remaining in its share repurchase authorization as of March 31, 2021. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors Angi Inc. management deems relevant at any particular time without limitation, market conditions, share price and future outlook.
Outstanding Stock-based Awards
The Company may settle equity awards on a gross or a net basis upon factors deemed relevant at the time. Certain Angi stock appreciation rights are settleable, at the Company’s option, on a net basis with Angi remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC/InterActiveCorp’s (“IAC”) option, these awards can be settled in either Class A shares of Angi or shares of IAC common stock. If settled in IAC common stock, the Company reimburses IAC in either cash or through the issuance of Class A shares to IAC. The Company currently settles all equity awards on a net basis.
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
The following table summarizes the aggregate intrinsic value of all awards outstanding as of April 30, 2021; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)		(Shares in thousands)
Stock appreciation rights	$15,283	$7,642	477
Other equity awards(a)	167,304	82,432	5,301
Total outstanding employee stock-based awards	$182,587	$90,074	5,778
_______________
(a)Includes stock options, RSUs, and subsidiary denominated equity.
(b)The number of shares ultimately needed to settle subsidiary denominated equity awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant award at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the Company’s stock price.

Capital Expenditures
The Company’s 2021 capital expenditures are expected to be higher than 2020 capital expenditures of $52.5 million by approximately 50% to 60%, due primarily to increased investment in capitalized software to support the development of our products and services.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the “COVID-19 Update” section above, to date, the COVID-19 outbreak and measures designed to curb its spread have adversely impacted the Company’s business. The longer the global outbreak and measures designed to curb the spread of the COVID-19 outbreak have adverse impacts on economic conditions generally, the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations. The Company believes it has ample access to capital to navigate current and coming economic pressures.
The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make certain acquisitions or investments, in the event a default has occurred or, in certain circumstances, if its leverage ratio (as defined in the Credit Facility and Term Loan) exceeds the ratios set forth in the Term Loan. There were no such limitations at March 31,

2021. The Company’s ability to obtain additional financing may also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise.
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
At March 31, 2021, IAC held all Class B shares of Angi Inc., which represent 84.2% of the economic interest and 98.2% of the voting interest of the Company. As a result, IAC has the ability to control Angi Inc.’s financing activities, including the issuance of additional debt and equity securities by Angi Inc. or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi Inc. is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi Inc.’s capital stock and its representation on the Angi Inc. board of directors. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2021, there have been no material changes to the Company’s contractual obligations since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2021, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including our principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FTC Investigation of Certain HomeAdvisor Business Practices

On April 19, 2021, the staff of the Federal Trade Commission (“FTC”) informed HomeAdvisor that upon investigation it believes that certain of the company’s business practices relating to leads provided to service professionals and its mHelpDesk product are unfair or deceptive in violation of the FTC Act. The staff proposed to resolve its potential claims via a consent judgment mandating certain business practice changes (and an unspecified payment amount) and invited the company to engage in settlement discussions to resolve the matter. While HomeAdvisor believes that any such claims would be without merit and is prepared to defend vigorously against any enforcement proceeding, the company has opened a dialogue with the staff to discuss the matter.

Service Professional Class Action Litigation against HomeAdvisor

This purported class action pending in Colorado is described in detail on page 27 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849 and Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, both filed in U.S. District Court in Colorado and consolidated under the caption In re HomeAdvisor, Inc. Litigation. This lawsuit alleges that our HomeAdvisor business engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads or failing to disclose certain charges. There have been no material or otherwise noteworthy developments in this case since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.

Item 1A.    Risk Factors
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to the Company’s future financial performance, business prospects and strategy, anticipated trends and prospects in home services industry and other similar matters. These forward-looking statements are based on Company management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Company management as of the date of this quarterly report. We do not undertake to update these forward-looking statements.
Risk Factors
Our changes in executive management may not result in growth of our business or enhance stockholder value, and our transition to a new Chief Executive Officer and search for a permanent Chief Financial Officer and Chief Marketing Officer may not be successful.
On December 9, 2020, the Company announced the resignation of Jamie Cohen, Chief Financial Officer and the appointment of Glenn H. Schiffman as Interim Chief Financial Officer, while the Company initiated a national search for a permanent replacement. Craig Smith’s resignation from the Board and as Chief Operating Officer became effective on December 18, 2020. On February 24, 2021, the Company announced the appointment of Oisin Hanrahan as Chief Executive Officer, following the resignation of William B. Ridenour and Allison Lowrie, Chief Marketing Officer. Our executive management team is critical to the overall management of the Company and also plays a key role in maintaining our culture and setting our strategic direction. These recent changes in our executive management and composition of the Board, may cause or result in: disruption of our business and operations; difficulty recruiting, hiring, motivating and retaining talented and skilled personnel; departures of other members of management; increased stock price volatility; and difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions. Furthermore, the transition to a new Chief Executive Officer and permanent Chief Financial Officer and Chief Marketing Officer could be a distraction to our executive management, business operations, service professionals and customers. The search could also result in significant recruiting and relocation costs. If we fail to successfully and timely attract and appoint executive officers with the appropriate level of expertise, we could experience adverse impacts on our business and results of operations.

Our Angi brand integration initiative may involve substantial costs, including as a result of a continued negative impact on our organic search placement, and may not be favorably received by customers and service professionals.
On March 17, 2021, our Company updated one of its leading websites and brands, Angie’s List, to Angi, and began concentrating its marketing investment in the Angi brand in order to focus our marketing, sales, and branding efforts on a single brand.
We may incur substantial costs as a result of our brand integration initiative and may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by Angie’s List, and our customers and service professionals may be confused as we transition and focus on the Angi brand as against our other brands. Our Company relies heavily on free and paid search engine marketing efforts to drive traffic to our properties, which has been adversely affected by this initiative. Specifically, our brand initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, we shifted marketing to support Angi, away from HomeAdvisor, which has negatively affected the efficiency of our search engine marketing efforts, and which in turn reduced revenue and increased marketing spend that is expected to result in lower profits for the quarter ending June 30, 2021. This trend is expected to continue for the remainder of 2021 (and potentially into 2022), with the most significant impact expected in the second quarter of 2021. Any or all of these impacts could continue to increase our marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. Finally, as we align and focus the organization around a single brand, we could experience financial and operational challenges, including a distracted salesforce and reduced service professional participation across our various product lines. Depending on market acceptance, our brand integration initiative could adversely affect our ability to attract and retain customers and service professionals, which could cause us not to realize some or all of the anticipated benefits contemplated by the brand integration initiative.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The employee matters agreement dated as of September 29, 2017, by and between us and IAC, provides, among other things, that we will reimburse IAC for the cost of certain equity awards held by our current and former employees and that IAC may elect to receive payment either in cash or shares of our Class B common stock.
Pursuant to the employee matters agreement, 2,579,264 shares of Class A common stock and 96,031 shares of Class B common stock were issued to IAC on March 31, 2021 as reimbursement for shares of IAC common stock issued in connection with the settlement of certain equity awards held by our employees during the quarter ended March 31, 2021. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the quarter ended March 31, 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2021	414,720	$11.85	414,720	18,856,841
February 2021	—	$—	—	18,856,841
March 2021	—	$—	—	18,856,841
Total	414,720	$11.85	414,720	18,856,841
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorizations previously announced in March 2020 and February 2019.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of March 31, 2021 pursuant to the March 2020 and February 2019 share repurchase authorizations. The Company may repurchase shares pursuant to this share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.2	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
4.1	Form of Angi Inc. Common Stock Certificate. (1)
10.1	Employment Agreement between Oisin Hanrahan and ANGI Homeservices Inc., dated as of February 24, 2021.(3)	Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed on February 25, 2021.
10.2	Employment Agreement between Kulesh Shanmugasundaram and Angi Inc., dated as of March 25, 2021. (1) (3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2
Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101.INS	Inline XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation (1)
101.DEF	Inline XBRL Taxonomy Extension Definition (1)
101.LAB	Inline XBRL Taxonomy Extension Labels (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
(1)Filed herewith.
(2)Furnished herewith.
(3)Reflects management contracts and management and director compensatory plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 7, 2021
Angi Inc.

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Interim Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Interim Chief Financial Officer	May 7, 2021
Glenn H. Schiffman