Form 10-Q
period 2021-06-30
Angi Inc.
filed 2021-08-06
CIK 1705110

As filed with the Securities and Exchange Commission on August 6, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of July 30, 2021, the following shares of the Registrant’s common stock were outstanding:

Class A Common Stock	82,217,972
Class B Common Stock	421,977,004
Class C Common Stock	—
Total outstanding Common Stock	504,194,976

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$584,260	$812,705
Marketable debt securities	—	49,995
Accounts receivable, net of reserves of $35,862 and $27,839, respectively	62,052	43,148
Other current assets	67,787	71,958
Total current assets	714,099	977,806

Capitalized software, leasehold improvements and equipment, net	111,054	108,842
Goodwill	892,616	891,797
Intangible assets, net	201,166	209,717
Other non-current assets, net	187,793	180,020
TOTAL ASSETS	$2,106,728	$2,368,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$53,230	$30,805
Deferred revenue	60,053	54,654
Accrued expenses and other current liabilities	178,629	148,219
Total current liabilities	291,912	233,678

Long-term debt, net	494,195	712,277
Deferred income taxes	1,662	1,296
Other long-term liabilities	104,998	111,710

Redeemable noncontrolling interests	4,536	26,364

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 99,111 and 94,238 shares, respectively, and outstanding 82,731 and 78,333, respectively	99	94
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 421,977 and 421,862 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,338,208	1,379,469
(Accumulated deficit) retained earnings	(18,613)	9,749
Accumulated other comprehensive income	5,973	4,637
Treasury stock, 16,380 and 15,905 shares, respectively	(127,718)	(122,081)
Total Angi Inc. shareholders’ equity	1,198,371	1,272,290
Noncontrolling interests	11,054	10,567
Total shareholders’ equity	1,209,425	1,282,857
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,106,728	$2,368,182
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenue	$420,988	$375,061	$808,017	$718,711
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	69,704	41,042	123,532	74,271
Selling and marketing expense	239,031	189,984	444,871	379,943
General and administrative expense	107,486	85,451	195,648	180,007
Product development expense	18,752	15,407	36,799	32,491
Depreciation	15,058	12,555	31,027	24,693
Amortization of intangibles	3,688	12,978	8,762	25,958
Total operating costs and expenses	453,719	357,417	840,639	717,363
Operating (loss) income	(32,731)	17,644	(32,622)	1,348
Interest expense	(5,814)	(1,620)	(12,431)	(3,894)
Other (expense) income, net	(636)	212	(1,403)	633
(Loss) earnings before income taxes	(39,181)	16,236	(46,456)	(1,913)
Income tax benefit (provision)	9,129	(3,025)	18,418	5,940
Net (loss) earnings	(30,052)	13,211	(28,038)	4,027
Net earnings attributable to noncontrolling interests	(241)	(544)	(324)	(318)
Net (loss) earnings attributable to Angi Inc. shareholders	$(30,293)	$12,667	$(28,362)	$3,709

Per share information attributable to Angi Inc. shareholders:
Basic (loss) earnings per share	$(0.06)	$0.03	$(0.06)	$0.01
Diluted (loss) earnings per share	$(0.06)	$0.02	$(0.06)	$0.01

Stock-based compensation expense by function:
Selling and marketing expense	$865	$720	$1,882	$1,723
General and administrative expense	7,410	13,131	7,494	36,111
Product development expense	1,268	908	2,201	2,500
Total stock-based compensation expense	$9,543	$14,759	$11,577	$40,334

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) earnings	$(30,052)	$13,211	$(28,038)	$4,027
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,395	4,486	2,075	(2,082)
Comprehensive (loss) income	(28,657)	17,697	(25,963)	1,945
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(241)	(544)	(324)	(318)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(45)	767	(739)	721
Comprehensive (income) loss attributable to noncontrolling interests	(286)	223	(1,063)	403
Comprehensive (loss) income attributable to Angi Inc. shareholders	$(28,943)	$17,920	$(27,026)	$2,348
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2021
(Unaudited)

		Angi Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

										Accumulated Other Comprehensive Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of March 31, 2021	$4,608	$98	98,408	$422	421,958	$—	—	$1,333,294	$11,680	$4,623	$(126,997)	$1,223,120	$10,823	$1,233,943
Net earnings (loss)	48	—	—	—	—	—	—	—	(30,293)	—	—	(30,293)	194	(30,099)
Other comprehensive income	8	—	—	—	—	—	—	—	—	1,350	—	1,350	37	1,387
Stock-based compensation expense	—	—	—	—	—	—	—	11,477	—	—	—	11,477	—	11,477
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	697	—	—	—	—	(6,691)	—	—	—	(6,690)	—	(6,690)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	6	—	19	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(721)	(721)	—	(721)
Adjustment of redeemable noncontrolling interests to fair value	(128)	—	—	—	—	—		128	—	—	—	128	—	128
Balance as of June 30, 2021	$4,536	$99	99,111	$422	421,977	$—	—	$1,338,208	$(18,613)	$5,973	$(127,718)	$1,198,371	$11,054	$1,209,425

Balance as of December 31, 2020	$26,364	$94	94,238	$422	421,862	$—	—	$1,379,469	$9,749	$4,637	$(122,081)	$1,272,290	$10,567	$1,282,857
Net (loss) earnings	(12)	—	—	—	—	—	—	—	(28,362)	—	—	(28,362)	336	(28,026)
Other comprehensive income	588	—	—	—	—	—	—	—	—	1,336	—	1,336	151	1,487
Stock-based compensation expense	—	—	—	—	—	—	—	14,019	—	—	—	14,019	—	14,019
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,288	—	—	—	—	(54,743)	—	—	—	(54,741)	—	(54,741)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	3	2,585	—	115	—	—	(3)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(5,637)	(5,637)	—	(5,637)
Purchase of redeemable noncontrolling interests	(22,938)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	534	—	—	—	—	—	—	(534)	—	—	—	(534)	—	(534)
Balance as of June 30, 2021	$4,536	$99	99,111	$422	421,977	$—	—	$1,338,208	$(18,613)	$5,973	$(127,718)	$1,198,371	$11,054	$1,209,425

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2020
(Unaudited)

		Angi Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of March 31, 2020	$23,813	$88	87,624	$422	421,757	$—	—	$1,379,079	$7,074	$(7,993)	$(96,920)	$1,281,750	$9,260	$1,291,010
Net earnings	220	—	—	—	—	—	—	—	12,667	—	—	12,667	324	12,991
Other comprehensive (loss) income	(786)	—	—	—	—	—	—	—	—	5,253	—	5,253	19	5,272
Stock-based compensation expense	—	—	—	—	—	—	—	18,607	—	—	—	18,607	—	18,607
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,452	—	—	—	—	(8,220)	—	—	—	(8,219)	—	(8,219)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(15,888)	(15,888)	—	(15,888)
Adjustment of redeemable noncontrolling interests to fair value	1,846	—	—	—	—	—	—	(1,846)	—	—	—	(1,846)	—	(1,846)
Other	—	—	—	—	—	—	—	(2)	—	—	—	(2)	1	(1)
Balance as of June 30, 2020	$25,093	$89	89,076	$422	421,757	$—	—	$1,387,618	$19,741	$(2,740)	$(112,808)	$1,292,322	$9,604	$1,301,926

Balance as of December 31, 2019	$26,663	$87	87,007	$422	421,570	$—	—	$1,357,075	$16,032	$(1,379)	$(57,949)	$1,314,288	$9,264	$1,323,552
Net (loss) earnings	(55)	—	—	—	—	—	—	—	3,709	—	—	3,709	373	4,082
Other comprehensive loss	(687)	—	—	—	—	—	—	—	—	(1,361)	—	(1,361)	(34)	(1,395)
Stock-based compensation expense	15	—	—	—	—	—	—	40,818	—	—	—	40,818	—	40,818
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,069	—	—	—	—	(10,773)	—	—	—	(10,771)	—	(10,771)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	187	—	—	(791)	—	—	—	(791)	—	(791)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(54,859)	(54,859)	—	(54,859)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	2,322	—	—	—	—	—	—	(2,322)	—	—	—	(2,322)	—	(2,322)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	3,613	—	—	—	3,613	—	3,613
Other	—	—	—	—	—	—	—	(2)	—	—	—	(2)	1	(1)
Balance as of June 30, 2020	$25,093	$89	89,076	$422	421,757	$—	—	$1,387,618	$19,741	$(2,740)	$(112,808)	$1,292,322	$9,604	$1,301,926

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(28,038)	$4,027
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Provision for credit losses	42,731	39,338
Stock-based compensation expense	11,577	40,334
Depreciation	31,027	24,693
Amortization of intangibles	8,762	25,958
Deferred income taxes	(20,344)	(6,290)
Impairment of long-lived and right-of-use assets	12,280	188
Revenue reserves	4,667	4,070
Other adjustments, net	2,592	1,266
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(63,192)	(48,222)
Other assets	8,376	7,132
Accounts payable and other liabilities	43,199	35,930
Income taxes payable and receivable	315	(502)
Deferred revenue	5,301	(125)
Net cash provided by operating activities	59,253	127,797
Cash flows from investing activities:
Capital expenditures	(35,713)	(24,665)
Proceeds from maturities of marketable debt securities	50,000	—
Net proceeds from the sale of a business	750	731
Net cash provided by (used in) investing activities	15,037	(23,934)
Cash flows from financing activities:
Principal payments on Term Loan	(220,000)	(6,875)
Purchase of treasury stock	(5,637)	(54,400)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(54,596)	(11,494)
Distribution from IAC pursuant to the tax sharing agreement	—	3,071
Purchase of noncontrolling interests	(22,938)	(3,165)
Net cash used in financing activities	(303,171)	(72,863)
Total cash (used) provided	(228,881)	31,000
Effect of exchange rate changes on cash and cash equivalents and restricted cash	546	(702)
Net (decrease) increase in cash and cash equivalents and restricted cash	(228,335)	30,298
Cash and cash equivalents and restricted cash at beginning of period	813,561	391,478
Cash and cash equivalents and restricted cash at end of period	$585,226	$421,776

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. (the “Company”), formerly ANGI Homeservices Inc., connects quality home service professionals with consumers across 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Over 260,000 domestic service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended June 30, 2021. Additionally, consumers turned to at least one of our brands to find a professional for approximately 34 million projects during the twelve months ended June 30, 2021.

The Company has two operating segments (i) North America (United States and Canada), which includes Angi (formerly Angie’s List), HomeAdvisor Powered by Angi, and Handy; and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot, and Instapro.

As used herein, “Angi Inc.,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).

At June 30, 2021, IAC/InterActiveCorp (“IAC”) owned 84.1% and 98.1% of the economic interest and voting interest, respectively, of the Company.

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

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year ended December 31, 2020.

COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.

As previously disclosed, the initial impact of COVID-19 on the Company resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we have experienced a rebound in service requests in the second half of 2020 and the first half of 2021, many service professionals’ businesses had been adversely impacted by labor and material constraints and many service professionals had limited capacity to take on new business, which negatively impacted our ability to monetize this increased level of service requests through the first quarter of 2021. Although our ability to monetize service requests rebounded modestly in the second

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
quarter of 2021, we are still not back to levels we experienced pre-COVID-19. No assurances can be provided that we will continue to be able to improve monetization, or that service professionals’ businesses will not be adversely impacted in the future.
The extent to which developments related to the COVID-19 pandemic and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the continuing spread of COVID-19, the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes toward receiving them, materials and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses and the determination of revenue reserves; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets (“ROU assets”); the useful lives and recoverability of definite-lived intangible assets and capitalized software, leasehold improvements, and equipment; the recoverability of goodwill and indefinite-lived intangible assets; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets, and other factors that the Company considers relevant.

General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company’s customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

The Company's disaggregated revenue disclosures are presented in “Note 7—Segment Information.”
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. At December 31, 2020, the current and non-current deferred revenue balances were $54.7 million and $0.2 million, respectively, and during the six months ended June 30, 2021, the Company recognized $46.0 million of revenue that was included in the deferred revenue balance as of December 31, 2020. At December 31, 2019, the current and non-current deferred revenue balances were $58.2 million and $0.2 million, respectively, and during the six months ended June 30, 2020, the Company recognized $49.5 million of revenue that was included in the deferred revenue balance as of December 31, 2019.

The current and non-current deferred revenue balances at June 30, 2021 are $60.1 million and $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.

Practical Expedients and Exemptions
As permitted under the practical expedient available under ASU No. 2014-09 Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which the Company has the right to invoice for services performed.

Commissions Paid to Employees Pursuant to Sales Incentive Programs
The Company has determined that commissions paid to employees pursuant to certain sales incentive programs meet the requirements to be capitalized as the incremental costs to obtain a contract with a customer. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. Capitalized commissions paid to employees pursuant to these sales incentive programs are amortized over the estimated customer relationship period. The Company calculates the anticipated customer relationship period as the average customer life, which is based on historical data.

For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred.

Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company uses a portfolio approach to assess the accounting treatment of the incremental costs to obtain a contract with a customer. The Company recognizes an asset for these costs if we expect to recover those costs. To the extent that these costs are capitalized, the resultant asset is amortized on a systematic basis consistent with the pattern of the transfer of the services to which the asset relates. The current contract assets are $44.9 million and $49.2 million at June 30, 2021 and December 31, 2020, respectively. The non-current assets are $1.3 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively. The current and non-current capitalized costs to obtain a contract with a customer are included in "Other current assets" and "Other non-current assets" in the accompanying balance sheet.

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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax benefit for the three months ended June 30, 2021 is a benefit of $2.3 million due to a higher estimated annual effective tax rate from that applied to the first quarter’s ordinary loss from continuing operations. The higher estimated annual effective tax rate was primarily due to the increased impact of forecasted nondeductible items had on the increase in forecasted ordinary pre-tax losses.

For the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $9.1 million and $18.4 million, which represents an effective income tax rate of 23% and 40%, respectively. For the three months ended June 30, 2021, the effective income tax rate is higher than the statutory rate of 21% due primarily to benefits related to a change in the annual expected effective income tax rate, partially offset by nondeductible share based compensation expense. For the six months ended June 30, 2021, the effective income tax rate is higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting for stock-based awards. For the three months ended June 30, 2020, the Company recorded an income tax provision of $3.0 million, which represents an effective income tax rate of 19%. The effective income tax rate is lower than the statutory rate of 21% due primarily to the impact of benefiting previously unbenefited foreign net operating loss carryforwards. For the six months ended June 30, 2020, the Company recorded an income tax benefit of $5.9 million due primarily to a $5.7 million reduction to deferred taxes due to the true-up of the state tax rate for an indefinite-lived intangible asset and the impact of benefiting previously unbenefited foreign net operating loss carryforwards.

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. There are currently no accruals for interest and penalties.

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2013 through 2017, which includes the operations of the Company. The statutes of limitations for the years 2013 through 2017 have been extended to June 30, 2022. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

At June 30, 2021 and December 31, 2020, the Company has unrecognized tax benefits of $5.5 million and $5.3 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at June 30, 2021 are subsequently recognized, the income tax provision would be reduced by $5.2 million. The comparable amount as of December 31, 2020 is $5.1 million.

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss ("NOL") carryforwards. The Company expects to generate sufficient future taxable income to fully realize this deferred tax asset prior to the expiration of these NOLs, the majority of which expire between 2030 and 2037, and a portion of which never expire.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
The Company did not hold any available-for-sale marketable debt securities at June 30, 2021.

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

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$449,028	$—	$—	$449,028
Time deposits	—	407	—	407
Total	$449,028	$407	$—	$449,435

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2020
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$374,014	$—	$—	$374,014
Treasury discount notes	—	324,995	—	324,995
Time deposits	—	2,721	—	2,721
Marketable debt securities:
Treasury discount notes	—	49,995	—	49,995
Total	$374,014	$377,711	$—	$751,725
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

During the three months ended June 30, 2021, the Company recorded $9.6 million in impairment charges on ROU assets, leasehold improvements, and furniture and equipment as a result of the Company reducing its real estate footprint. Impairment expense was determined by comparing the carrying value of each asset group related to each office space vacated to the estimated fair market value of cash inflows directly associated with each office space. Based on this analysis, if the carrying amount of the asset group is greater than the estimated future undiscounted cash flows, an impairment charge is recognized, measured as the amount by which the carrying amount exceeds the fair value of the asset.

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(494,195)	$(495,600)	$(712,277)	$(725,700)
________________________
(a)    At June 30, 2021 and December 31, 2020, the carrying value of long-term debt, net includes unamortized debt issuance costs of $5.8 million and $7.7 million, respectively.

The fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2021	December 31, 2020
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15, commencing February 15, 2021	$500,000	$500,000
ANGI Group Term Loan due November 5, 2023 (“ANGI Group Term Loan”)	—	220,000
Total long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,805	7,723
Total long-term debt, net	$494,195	$712,277

ANGI Group Senior Notes
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which are intended for general corporate purposes, including potential future acquisitions and return of capital. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the applicable redemption date.

The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At June 30, 2021, there were no limitations pursuant thereto.

ANGI Group Revolving Facility
The $250.0 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.

ANGI Group Term Loan
As of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety. The outstanding balance of the ANGI Group Term Loan at December 31, 2020 was $220.0 million and bore interest at 2.16%.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss):

	Three Months Ended June 30,
	2021		2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at April 1	$4,623	$4,623	$(7,993)	$(7,993)
Other comprehensive income	1,350	1,350	5,253	5,253
Balance at June 30	$5,973	$5,973	$(2,740)	$(2,740)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2021		2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$4,637	$4,637	$(1,379)	$(1,379)
Other comprehensive income (loss)	1,336	1,336	(1,361)	(1,361)
Balance at June 30	$5,973	$5,973	$(2,740)	$(2,740)
At both June 30, 2021 and 2020, there was no tax benefit or provision on the accumulated other comprehensive income (loss).
NOTE 6—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(30,052)	$(30,052)	$13,211	$13,211
Net earnings attributable to noncontrolling interests	(241)	(241)	(544)	(544)
Net (loss) earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(30,293)	$(30,293)	$12,667	$12,667

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	504,469	504,469	495,769	495,769
Dilutive securities (a) (b) (c)	—	—	—	14,765
Denominator for (loss) earnings per share—weighted average shares	504,469	504,469	495,769	510,534

(Loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
(Loss) earnings per share	$(0.06)	$(0.06)	$0.03	$0.02

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(28,038)	$(28,038)	$4,027	$4,027
Net earnings attributable to noncontrolling interests	(324)	(324)	(318)	(318)
Net (loss) earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(28,362)	$(28,362)	$3,709	$3,709

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	502,577	502,577	497,611	497,611
Dilutive securities (a) (b) (c)	—	—	—	11,136
Denominator for (loss) earnings per share—weighted average shares	502,577	502,577	497,611	508,747

(Loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
(Loss) Earnings per share	$(0.06)	$(0.06)	$0.01	$0.01
________________________
(a)    For the three and six months ended June 30, 2021, the Company had a loss from operations and as a result, approximately 14.5 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(b)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three and six months ended June 30, 2020, 4.9 million and 5.4 million, respectively, of potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(c) Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2020, 3.4 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 7—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker views the businesses. In addition, we consider how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market.

The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
North America	$399,945	$357,417	$760,986	$681,549
Europe	21,043	17,644	47,031	37,162
Total	$420,988	$375,061	$808,017	$718,711

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
North America
Marketplace:
Consumer connection revenue(a)	$240,016	$242,015	$461,447	$450,619
Angi Services revenue(b)	72,819	32,095	127,505	64,956
Service professional membership subscription revenue	12,390	13,017	24,342	26,794
Other revenue	2,372	6,046	5,353	9,580
Total Marketplace revenue	327,597	293,173	618,647	551,949
Advertising and Other revenue(c)	72,348	64,244	142,339	129,600
Total North America revenue	399,945	357,417	760,986	681,549
Europe
Consumer connection revenue(d)	17,345	13,945	39,696	29,634
Service professional membership subscription revenue	3,331	3,215	6,659	6,514
Advertising and other revenue	367	484	676	1,014
Total Europe revenue	21,043	17,644	47,031	37,162
Total revenue	$420,988	$375,061	$808,017	$718,711
________________________
(a)    Includes fees paid by service professionals for consumer matches sourced through the marketplace platforms.
(b)    Includes revenue from pre-priced offerings sourced through the marketplace platforms.
(c)    Includes Angi revenue from service professionals under contract for advertising and Angi membership subscription fees from consumers, as well as revenue from HomeStars.
(d)    Includes fees paid by service professionals for consumer matches.

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue
United States	$394,538	$354,000	$750,982	$673,821
All other countries	26,450	21,061	57,035	44,890
Total	$420,988	$375,061	$808,017	$718,711

	June 30, 2021	December 31, 2020
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$101,605	$97,841
All other countries	9,449	11,001
Total	$111,054	$108,842

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating (loss) income:
North America	$(32,127)	$16,190	$(22,550)	$8,082
Europe	(604)	1,454	(10,072)	(6,734)
Total	$(32,731)	$17,644	$(32,622)	$1,348

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Adjusted EBITDA(e):
North America	$(5,302)	$55,041	$25,863	$96,432
Europe	$860	$2,895	$(7,119)	$(4,099)
________________________
(e)    The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating (loss) income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between the Company’s performance and that of its competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.

The following tables reconcile operating (loss) income for the Company’s reportable segments and net (loss) earnings attributable to Angi Inc. shareholders to Adjusted EBITDA:

	Three Months Ended June 30, 2021
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(32,127)	$9,455	$13,682	$3,688	$(5,302)
Europe	(604)	$88	$1,376	$—	$860
Operating loss	(32,731)
Interest expense	(5,814)
Other expense, net	(636)
Loss before income taxes	(39,181)
Income tax benefit	9,129
Net loss	(30,052)
Net earnings attributable to noncontrolling interests	(241)
Net loss attributable to Angi Inc. shareholders	$(30,293)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2020
	Operating Income	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$16,190	$14,495	$11,467	$12,889	$55,041
Europe	1,454	$264	$1,088	$89	$2,895
Operating income	17,644
Interest expense	(1,620)
Other income, net	212
Earnings before income taxes	16,236
Income tax provision	(3,025)
Net earnings	13,211
Net earnings attributable to noncontrolling interests	(544)
Net earnings attributable to Angi Inc. shareholders	$12,667

	Six Months Ended June 30, 2021
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(22,550)	$11,391	$28,260	$8,762	$25,863
Europe	(10,072)	$186	$2,767	$—	$(7,119)
Operating loss	(32,622)
Interest expense	(12,431)
Other expense, net	(1,403)
Loss before income taxes	(46,456)
Income tax benefit	18,418
Net loss	(28,038)
Net earnings attributable to noncontrolling interests	(324)
Net loss attributable to Angi Inc. shareholders	$(28,362)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2020
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$8,082	$39,807	$22,764	$25,779	$96,432
Europe	(6,734)	$527	$1,929	$179	$(4,099)
Operating income	1,348
Interest expense	(3,894)
Other income, net	633
Loss before income taxes	(1,913)
Income tax benefit	5,940
Net earnings	4,027
Net earnings attributable to noncontrolling interests	(318)
Net earnings attributable to Angi Inc. shareholders	$3,709
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$584,260	$812,705	$420,985	$390,565
Restricted cash included in other current assets	236	407	379	504
Restricted cash included in other non-current assets	730	449	412	409
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$585,226	$813,561	$421,776	$391,478
Restricted cash included in other current assets at June 30, 2021 and December 31, 2020 consisted of cash received from customers through the marketplace platforms, representing funds collected for payments to service providers which were not settled as of the period end, and cash reserved to fund insurance claims.
Restricted cash included in other current assets at June 30, 2020 primarily consisted of a deposit related to corporate credit cards and cash reserved to fund insurance claims at Angi Inc.
Restricted cash included in other current assets at December 31, 2019 primarily consisted of a deposit related to corporate credit cards.
Restricted cash included in other non-current assets for all periods presented above consisted of deposits related to leases.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Losses and Revenue Reserve
The following table presents the changes in the credit loss reserve for the six months ended June 30, 2021 and 2020:

	2021	2020
	(In thousands)
Balance at January 1	$26,046	$19,066
Current period provision for credit losses	42,731	39,338
Write-offs charged against the credit loss reserve	(37,051)	(33,700)
Recoveries collected	1,351	1,283
Balance at June 30	$33,077	$25,987
The revenue reserve was $2.8 million and $2.0 million at June 30, 2021 and 2020, respectively. The total allowance for credit losses and revenue reserve was $35.9 million and $28.0 million as of June 30, 2021 and 2020, respectively.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	June 30, 2021	December 31, 2020
	(In thousands)
Right-of-use assets (included in “other non-current assets”)	$50,345	$40,800
Capitalized software, leasehold improvements, and equipment	$87,347	$95,438
Intangible assets	$152,134	$162,627
Other (expense) income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
			(In thousands)
Interest income	$50	$161	$147	$1,432
Foreign exchange gains (losses)	407	78	(453)	(345)
Loss on extinguishment of debt(a)	(1,110)	—	(1,110)	—
Gain (loss) from acquisition/sale of a business(b)	17	(27)	13	(454)
Other (expense) income, net	$(636)	$212	$(1,403)	$633
________________________
(a)    Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.
(b)    Loss from acquisition/sale of a business for the six months ended June 30, 2020 includes a $0.2 million mark-to-market charge for an indemnification charge related to the Handy acquisition that was settled in Angi Inc. shares during the first quarter of 2020 and a $0.3 million charge related to the final earn-out settlement related to the sale of Felix
NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has not identified other legal matters where we believe an unfavorable outcome is probable and estimable; therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 2—Income Taxes” for additional information related to income tax contingencies.
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
Angi Inc. and IAC have entered into certain agreements to govern their relationship. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.

For the three and six months ended June 30, 2021 and 2020, the Company was charged $1.2 million and $2.3 million, and $1.2 million and $2.4 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement at June 30, 2021 or December 31, 2020.

Additionally, the Company subleases office space to IAC and charged IAC $0.4 million and $0.8 million, and $0.4 million and $0.9 million of rent for the three and six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there were no outstanding receivables pursuant to the sublease agreements. At December 31, 2020 there was an outstanding receivable of less than $0.1 million due from IAC pursuant to the sublease agreements, which was subsequently paid in full in the first quarter of 2021.
At June 30, 2021 and December 31, 2020, the Company had outstanding payables of $1.5 million and $0.9 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the accompanying consolidated balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the three and six months ended June 30, 2021. There were $3.1 million of refunds received from IAC pursuant to this agreement during the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2021, less than 0.1 million and 0.1 million shares, respectively, of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees. For the six months ended June 30, 2020, 0.2 million shares of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement. There were no shares issued to IAC pursuant to the employee matters agreement for the three months ended June 30, 2020. For the three and six months ended June 30, 2021, less than 0.1 million and 2.6 million shares, respectively, of Angi Inc. Class A common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. There were no shares of Angi Inc. Class A common stock issued to IAC during the three and six months ended June 30, 2020.
NOTE 11—SUBSEQUENT EVENTS
On July 1, 2021, Angi Inc. acquired certain assets and assumed certain liabilities of Total Home Roofing, Inc., a leading residential roofing company, to accelerate the Angi Services roofing category.

The $250.0 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc., formerly ANGI Homeservices, Inc., (“Angi Inc.,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Over 260,000 domestic service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended June 30, 2021. Additionally, consumers turned to at least one of our brands to find a professional for approximately 34 million projects during the twelve months ended June 30, 2021.

The Company has two operating segments (i) North America (United States and Canada), which includes Angi (formerly Angie’s List), HomeAdvisor Powered by Angi, and Handy; and (ii) Europe, which includes Travaux, MyHammer, MyBuilder, Werkspot, and Instapro.

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

Defined Terms and Operating Metrics:

Unless otherwise indicated or as the context otherwise requires certain terms, which include the principal operating metrics we use in managing our business, used in this quarterly report are defined below:
•Marketplace Revenue primarily reflects domestic marketplace revenues, including consumer connection revenue for consumer matches, revenue from Angi Services offerings sourced through marketplace platforms, and membership subscription revenue from service professionals.

•Advertising and Other Revenue primarily includes revenue from service professionals under contract for advertising and membership subscription fees from consumers.
•Angi Services are the Company’s pre-priced offerings by which the consumer purchases services directly from the Company and the Company engages a service professional to perform the service. This will include the Total Home Roofing acquisition, which closed on July 1, 2021.

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
•Advertising Service Professionals (“Advertising SPs”) are the number of service professionals under contract for advertising at the end of the period.
•Senior Notes - On August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021.
•ANGI Group Revolving Facility - the $250.0 million ANGI Group revolving credit facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.

Components of Results of Operations
Sources of Revenue
Marketplace Revenue is primarily derived from (i) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), (ii) Angi Services, which is comprised of revenue from completed jobs sourced through the marketplace platforms, and (iii) service professional membership subscription fees. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Advertising and Other Revenue is primarily derived from (i) sales of time-based website, mobile, and call center advertising to service professionals, and (ii) membership subscription fees from consumers.
Operating Costs and Expenses:
•Cost of revenue - consists primarily of payments made to independent service professionals who perform work contracted under Angi Services arrangements through the marketplace platforms, credit card processing fees, and hosting fees.
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
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings attributable to Angi Inc. shareholders to operating (loss) income to consolidated Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.
Brand Integration Initiative
On March 17, 2021, the Company updated one of its leading websites and brands, Angie’s List, to Angi, and concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.
We rely heavily on free, or organic, search results from search engine optimization, and paid search engine marketing to drive traffic to our platforms. Our brand initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, we shifted marketing to support Angi, away from HomeAdvisor, which has negatively affected the efficiency of our search engine marketing efforts.
During the second quarter of 2021, these efforts had a pronounced negative impact on Marketplace Service Requests from organic search results and via our mobile applications, which in turn has resulted in increased paid search engine marketing to generate Marketplace Service Requests. The combined effect of this during the three months ended June 30, 2021, has reduced revenue and increased marketing spend, materially more than expected at the launch of the brand initiative in the first quarter of 2021 and more significantly than our forecasts at the beginning of May 2021. We expect the pronounced negative impact to organic search results, the increased paid search engine marketing costs and the reduced monetization from our mobile applications to continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established.
Angi Services Investment

Angi Services was launched in August 2019 and for the three and six months ended June 30, 2021 revenue grew 127% and 96%, respectively, versus the comparable prior year periods. We have invested significantly in Angi Services and expect to continue to do so going forward. In the second half of 2021, we expect significant revenue growth as we expand the business, refine the overall experience, and increase penetration in certain geographies. This increased investment in Angi Services has contributed to lower profitability for the Company for the three and six months ended June 30, 2021 and is expected to continue to negatively impact profits through the remainder of 2021.
COVID-19 Update

The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.
As previously disclosed, the initial impact of COVID-19 on the Company resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we have experienced a rebound in service requests in the second half of 2020 and the first half of 2021, many service professionals’ businesses had been adversely impacted by labor and material constraints and many service professionals had limited capacity to take on new business, which negatively impacted our ability to monetize this increased level of service requests through the first quarter of 2021. Although our ability to monetize service requests rebounded modestly in the second quarter of 2021, we are still not back to levels we experienced pre-COVID-19. No assurances can be provided that we will continue to be able to improve monetization, or that service professionals’ businesses will not be adversely impacted in the future.
The extent to which developments related to the COVID-19 pandemic and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the continuing spread of COVID-19, the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes toward receiving them, materials and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments.

Results of Operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Revenue:
Marketplace:
Consumer connection revenue	$240,016	$(1,999)	(1)%	$242,015	$461,447	$10,828	2%	$450,619
Angi Services revenue	72,819	40,724	127%	32,095	127,505	62,549	96%	64,956
Service professional membership subscription revenue	12,390	(627)	(5)%	13,017	24,342	(2,452)	(9)%	26,794
Other revenue	2,372	(3,674)	(61)%	6,046	5,353	(4,227)	(44)%	9,580
Total Marketplace Revenue	327,597	34,424	12%	293,173	618,647	66,698	12%	551,949
Advertising and Other revenue	72,348	8,104	13%	64,244	142,339	12,739	10%	129,600
North America	399,945	42,528	12%	357,417	760,986	79,437	12%	681,549
Europe	21,043	3,399	19%	17,644	47,031	9,869	27%	37,162
Total revenue	$420,988	$45,927	12%	$375,061	$808,017	$89,306	12%	$718,711

Percentage of Total Revenue:
North America	95%			95%	94%			95%
Europe	5%			5%	6%			5%
Total revenue	100%			100%	100%			100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	Change	% Change	2020	2021	Change	% Change	2020
	(In thousands, rounding differences may occur)
Operating metrics:
Marketplace Service Requests	9,419	38	—%	9,381	17,128	1,779	12%	15,349
Marketplace Monetized Transactions	5,006	492	11%	4,514	9,199	1,095	14%	8,104
Marketplace Transacting SPs	225	31	16%	194
Advertising SPs	40	3	6%	37
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
North America revenue increased $42.5 million, or 12%, driven by increases in Marketplace Revenue of $34.4 million, or 12%, and Advertising and Other revenue of $8.1 million, or 13%. The increase in Marketplace Revenue is due to an increase in Angi Services revenue of $40.7 million, or 127%, due primarily to an 11% increase in Marketplace Monetized Transactions to 5.0 million, despite Marketplace Service Requests being flat. The increase in Advertising and Other Revenue is due primarily to an increase in Angi revenue driven by a 6% increase in Advertising SPs.
Europe revenue increased $3.4 million, or 19%, due to strong growth in its largest markets due to increased consumer demand and the favorable impact of the weakening of the U.S dollar relative to the Euro and the British Pound.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
North America revenue increased $79.4 million, or 12%, driven by increases in Marketplace Revenue of $66.7 million, or 12%, and Advertising and Other revenue of $12.7 million, or 10%. The increase in Marketplace Revenue is due to an increase in Angi Services revenue of $62.5 million, or 96%, and an increase in consumer connection revenue of $10.8 million, or 2%, due primarily to an increase of 12% in Marketplace Service Requests to 17.1 million, resulting in a 14% increase in Marketplace Monetized Transactions to 9.2 million, slightly outpacing the increase in Marketplace Service Requests. The increase in Advertising and Other Revenue is due primarily to the factors described above in the three-month section.

Europe revenue increased $9.9 million, or 27%, due to strong growth across its markets due to increased consumer demand and the favorable impact of the weakening of the U.S dollar relative to the Euro and the British Pound.

Cost of revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$69,704	$28,662	70%	$41,042	$123,532	$49,261	66%	$74,271
As a percentage of revenue	17%			11%	15%			10%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
North America cost of revenue increased $28.6 million, or 70%, due primarily to the growth of Angi Services, resulting in higher payments made to independent third-party service professionals who perform work contracted under Angi Services arrangements to complete service requests from consumers.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
North America cost of revenue increased $49.3 million, or 67%, and increased as a percentage of revenue, due primarily to factors described above in the three-month discussion.
Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Selling and marketing expense	$239,031	$49,047	26%	$189,984	$444,871	$64,928	17%	$379,943
As a percentage of revenue	57%			51%	55%			53%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
On a consolidated basis, selling and marketing expense increased to 57% of revenue from 51% of revenue due primarily to the increase in selling and marketing expense at North America.

North America selling and marketing expense increased $47.7 million, or 26%, driven by increases in advertising expense of $29.0 million, compensation expense of $14.2 million, and consulting costs of $4.2 million. The increase in advertising expense was due primarily to increases of $21.9 million in online marketing and $6.8 million in television spend. The increase in online marketing spend was attributable to the brand integration initiative described above under “Brand Integration Initiative”. The increase in television spend in 2021 reflects the return to historical spending amounts as compared to the cost cutting initiatives experienced during the second quarter of 2020 due to the impact of COVID-19. The increase in compensation expense was due primarily to increased commission expense, in addition to an increase in sales force headcount. The increase in consulting costs was due primarily to various sales initiatives at Angi Services.

Europe selling and marketing expense increased $1.3 million, or 21%, driven by an increase in advertising expense of $1.9 million, partially offset by a decrease in compensation expense of $0.5 million from lower headcount.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
On a consolidated basis, selling and marketing expense increased to 55% of revenue from 53% of revenue due primarily to the increase in selling and marketing expense at North America.
North America selling and marketing expense increased $64.4 million, or 18%, driven by increases in advertising expense of $35.0 million, compensation expense of $23.2 million, and outsourced personnel and consulting costs of $7.1 million. The increase in advertising expense was due primarily to an increase in online marketing spend, partially offset by a decrease in television spend. The increase in online marketing spend was due primarily to the “Brand Integration Initiative,” described above. The decrease in television spend was due primarily to reduced spend in the first quarter of 2021 compared to the prior year period in anticipation of the aforementioned “Brand Integration Initiative,” described above. The increase in compensation expense was due primarily to the factors described above in the three-month discussion. The increase in outsourced personnel and consulting costs were due primarily to various sales initiatives at Angi Services.
Europe selling and marketing expense increased $0.5 million, or 2%, driven by an increase in advertising expense of $1.7 million, partially offset by a decrease in compensation expense of $1.1 million from lower headcount.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
General and administrative expense	$107,486	$22,035	26%	$85,451	$195,648	$15,641	9%	$180,007
As a percentage of revenue	26%			23%	24%			25%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
North America general and administrative expense increased $20.1 million, or 25%, due primarily to $9.6 million in one-time costs as a result of the Company reducing its real estate footprint, an $8.4 million increase in professional fees, and a $1.9 million increase in the provision for credit losses. The real estate related costs are the result of impairments of right-of-use lease assets, leasehold improvements and furniture and equipment associated with office space we are vacating. The increase in professional fees is due primarily to an increase in outsourced personnel costs, legal fees, and recruiting fees. The increase in outsourced personnel costs is due primarily to an increase in call volume related to our customer service function. The increase in the provision for credit losses is driven by higher Marketplace Revenue.

Europe general and administrative expense increased $2.0 million, or 34%, due primarily to a $0.9 million increase in professional fees related to corporate restructuring activities and a $0.5 million increase in compensation expense.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
North America general and administrative expense increased $6.9 million, or 4%, due primarily to an increase of $11.4 million in professional fees, $9.6 million in one-time costs related to the Company reducing its real estate footprint described above in the three-month discussion, a $3.2 million increase in the provision for credit losses, and a $2.3 million increase in software license and maintenance costs, partially offset by a decrease of $22.0 million in compensation expense. The increase in professional fees and provision for credit losses were due primarily to the factors described above in the three-month discussion. The increase in software license and maintenance expense was due primarily to increased investment in software to support our customer service function. The decrease in compensation expense was due primarily to a decrease of stock-based compensation expense of $28.2 million, partially offset by an increase of $5.5 million in wage related expenses resulting primarily from annual wage increases. The decrease in stock-based compensation expense was due primarily to $17.3 million in stock appreciation rights expense recognized in the first half of 2020, which was not incurred in 2021 as the awards became fully vested in 2020, and a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021, partially offset by the issuance of new equity awards since 2020.

Europe general and administrative expense increased $8.8 million, or 65%, due primarily to a charge of $6.0 million related to the acquisition of an additional 21% interest in our MyBuilder business at a premium to fair value, and a $1.4 million increase in professional fees related to restructuring in Germany.
Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Product development expense	$18,752	$3,345	22%	$15,407	$36,799	$4,308	13%	$32,491
As a percentage of revenue	4%			4%	5%			5%

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
North America product development expense increased $1.5 million, or 11%, due primarily to increases in compensation expense of $0.8 million, and software license and maintenance expense of $0.4 million. The increase in compensation expense is driven by higher salary expense, due, in part, to increased headcount, partially offset by capitalized internally developed software expenses.
Europe product and development expense increased $1.9 million, or 75%, due to an increase in compensation expense of $1.6 million as a result of fewer projects being capitalized.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
North America product development expense increased $1.0 million, or 4%, due primarily to increases in outsourced personnel and consulting costs of $0.7 million and software license and maintenance expense of $0.4 million. The increase in outsourced personnel and consulting costs were in support of projects for the Angi brand change.
Europe product and development expense increased $3.3 million, or 63%, due to an increase in compensation expense of $3.1 million due primarily to factors described above in the three-month discussion.
Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Depreciation	$15,058	$2,503	20%	$12,555	$31,027	$6,334	26%	$24,693
As a percentage of revenue	4%			3%	4%			3%
For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
North America and Europe depreciation in 2021 increased from 2020 due primarily to investments in capitalized software to support our products and services.
Operating (loss) income

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
North America	$(32,127)	$(48,317)	NM	$16,190	$(22,550)	$(30,632)	NM	$8,082
Europe	(604)	(2,058)	NM	1,454	(10,072)	(3,338)	(50)%	(6,734)
Total	$(32,731)	$(50,375)	NM	$17,644	$(32,622)	$(33,970)	NM	$1,348

As a percentage of revenue	(8)%			5%	(4)%			—%
________________________
NM = Not meaningful
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
North America operating income decreased $48.3 million to a loss of $32.1 million due to a decrease in Adjusted EBITDA of $60.3 million, described below, and an increase of $2.2 million in depreciation, partially offset by decreases of $9.2 million in amortization of intangibles and $5.0 million in stock-based compensation expense. The increase in depreciation was due primarily to the investments in capitalized software to support our products and services. The decrease in stock-based compensation expense was due primarily to $5.6 million for stock appreciation rights and options expense recognized in the second quarter of 2020 which were not incurred in 2021 as the awards became fully vested. The decrease in the amortization of intangibles was due primarily to certain intangible assets becoming fully amortized during 2020.

Europe operating income decreased $2.1 million to a loss of $0.6 million due primarily to an increase in Adjusted EBITDA loss of $2.0 million, described below, and an increase of $0.2 million in stock-based compensation expense, partially offset by a decrease of $0.1 million in amortization of intangibles.

At June 30, 2021, there is $74.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
North America operating income decreased $30.6 million to a loss of $22.5 million due to a decrease in Adjusted EBITDA of $70.6 million, described below, and an increase of $5.5 million in depreciation, partially offset by decreases of $28.4 million in stock-based compensation expense and $17.0 million in amortization of intangibles. The increase in depreciation and decrease in stock-based compensation expense was due primarily to the factors discussed in the general and administrative expense section above. The decrease in amortization of intangibles was due primarily to the factors described above in the three-month discussion.

Europe operating loss increased $3.3 million, or 50%, due primarily to an increase in Adjusted EBITDA loss of $3.0 million, described below, and an increase of $0.3 million in stock-based compensation expense, partially offset by a decrease of $0.2 million in amortization of intangibles.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
North America	$(5,302)	$(60,343)	NM	$55,041	$25,863	$(70,569)	(73)%	$96,432
Europe	860	(2,035)	(70)%	2,895	(7,119)	(3,020)	(74)%	(4,099)
Total	$(4,442)	$(62,378)	NM	$57,936	$18,744	$(73,589)	(80)%	$92,333

As a percentage of revenue	(1)%			15%	2%			13%
For a reconciliation of net (loss) earnings attributable to Angi Inc. shareholders to operating (loss) income to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company’s reportable segments, see “Note 7—Segment Information” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
North America Adjusted EBITDA decreased $60.3 million to a loss of $5.3 million, despite higher revenue of $45.9 million, due primarily to increases in selling and marketing expense of $47.7 million, cost of revenue of $28.6 million, and general and administrative expense of $25.6 million (excluding stock-based compensation expense); each of which are described above.
Europe Adjusted EBITDA decreased $2.0 million, or 70%, as higher revenue of $3.4 million was more than offset by the increases in general and administrative expense of $2.2 million (excluding stock-based compensation expense), product development expense of $1.9 million and selling and marketing expense of $1.3 million; each of which are described above.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
North America Adjusted EBITDA decreased $70.6 million, or 73%, to $25.9 million, despite higher revenue of $89.3 million, due primarily to increases in selling and marketing expense $64.4 million, cost of revenue $49.3 million, and general and administrative expense (excluding stock-based compensation expense) of $35.1 million; each of which are described above. Included in these increases are $4.0 million in expense related to impairments at the Fixd Services business and from management changes in the first quarter of 2021, and an increase of $3.2 million in provision for credit losses due to higher Marketplace Revenue.
Europe Adjusted EBITDA loss increased $3.0 million, or 74%, due primarily to the increase in general and administrative expense of $9.1 million (excluding stock-based compensation expense), including a charge of $6.0 million related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value, and the increase in product development expense of $3.3 million, partially offset by an increase of $9.9 million in revenue.

Interest expense

Interest expense relates to interest on the ANGI Group Senior Notes and ANGI Group Term Loan and commitment fees on the undrawn ANGI Group Revolving Facility.
For a detailed description of long-term debt, net, see “Note 4—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(In thousands)
Interest expense	$5,814	$4,194	NM	$1,620	$12,431	$8,537	NM	$3,894
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Interest expense increased due primarily to the issuance of the ANGI Group Senior Notes in August 2020, partially offset by a decrease in interest expense due to the repayment of the ANGI Group Term Loan during the second quarter of 2021.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Interest expense increased due primarily to the issuance of the Senior Notes in August 2020, partially offset by a decrease in interest expense of the ANGI Group Term Loan due primarily to lower interest rates and the decrease in the average outstanding balance compared to the prior year period.
Other (expense) income, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(In thousands)
Other (expense) income, net	$(636)	$(848)	NM	$212	$(1,403)	$(2,036)	NM	$633
For the three months ended June 30, 2021 and 2020
Other expense, net in 2021 primarily includes the write-off of $1.1 million of deferred debt issuance costs related to the ANGI Group Term Loan which was repaid in its entirety during the second quarter of 2021, partially offset by a net foreign currency exchange gain of $0.4 million and interest income of $0.1 million.
Other income, net in 2020 principally includes interest income of $0.2 million.
For the six months ended June 30, 2021 and 2020
Other expense, net in 2021 primarily includes the write-off of $1.1 million of deferred debt issuance costs related to the ANGI Group Term Loan which was repaid in its entirety during the second quarter of 2021 and net foreign currency exchange losses of $0.5 million, partially offset by interest income of $0.1 million.
Other income, net in 2020 primarily includes interest income of $1.4 million, partially offset by net foreign currency exchange losses of $0.3 million, and a $0.2 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in Angi Inc. shares during the first quarter of 2020.

Income tax benefit (provision)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Income tax benefit (provision)	$9,129	$12,154	NM	$(3,025)	$18,418	$12,478	210%	$5,940
Effective income tax rate	23%			19%	40%			NM
For further details of income tax matters, see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
In 2021, the effective income tax rate was higher than the statutory rate of 21% due primarily to the benefit of the change in the annual expected effective income tax rate, partially offset by nondeductible stock-based compensation expense.
In 2020, the effective income tax rate was lower than the statutory rate of 21% due primarily to benefiting previously unbenefited foreign net operating loss carryforwards.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
In 2021, the effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.

In 2020, the Company recorded an income tax benefit of $5.9 million. The income tax benefit was due primarily to a $5.7 million reduction to deferred taxes due to the true-up of the state tax rate of an indefinite-lived intangible asset and benefiting previously unbenefited foreign net operating loss carryforwards.

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
The following table reconciles net (loss) earnings attributable to Angi Inc. shareholders to operating (loss) income to consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net (loss) earnings attributable to Angi Inc. shareholders	$(30,293)	$12,667	$(28,362)	$3,709
Add back:
Net earnings attributable to noncontrolling interests	241	544	324	318
Income tax (benefit) provision	(9,129)	3,025	(18,418)	(5,940)
Other expense (income), net	636	(212)	1,403	(633)
Interest expense	5,814	1,620	12,431	3,894
Operating (loss) income	(32,731)	17,644	(32,622)	1,348
Add back:
Stock-based compensation expense	9,543	14,759	11,577	40,334
Depreciation	15,058	12,555	31,027	24,693
Amortization of intangibles	3,688	12,978	8,762	25,958
Adjusted EBITDA	$(4,442)	$57,936	$18,744	$92,333
For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company’s reportable segments, see “Note 7—Segment Information” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents and marketable debt securities:
United States	$563,024	$793,679
All other countries	21,236	19,026
Total cash and cash equivalents	584,260	812,705
Marketable debt securities (United States)	—	49,995
Total cash and cash equivalents and marketable debt securities	$584,260	$862,700

Long-term debt:
Senior Notes	$500,000	$500,000
Term Loan	—	220,000
Total long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,805	7,723
Total long-term debt, net	$494,195	$712,277
The Company’s international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see “Note 4—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$59,253	$127,797
Investing activities	$15,037	$(23,934)
Financing activities	$(303,171)	$(72,863)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, amortization of intangibles, depreciation, impairment of long-lived and right-of-use assets, and deferred income taxes.
2021
Adjustments to earnings consist primarily of $42.7 million of provision for credit losses, $31.0 million of depreciation, $12.3 million of impairment charges on long-lived and right-of-use assets, $11.6 million of stock-based compensation expense, $8.8 million of amortization of intangibles, and $4.7 million of revenue reserves, partially offset by $20.3 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $63.2 million in accounts receivable partially offset by increases of $43.2 million in accounts payable and other liabilities and $5.3 million of deferred revenue. The increase in accounts receivable is due primarily to revenue growth in North America. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables. The increase in deferred revenue is driven primarily by increases in membership payments.

Net cash provided by investing activities includes proceeds of $50.0 million from the maturities of marketable debt securities, partially offset by $35.7 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities includes $220.0 million for the prepayment of the ANGI Group Term Loan, which otherwise would have matured on November 5, 2023, $54.6 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $22.9 million for the purchase of redeemable noncontrolling interests, and $5.6 million for the repurchase of 0.5 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $11.87 per share.
2020
Adjustments to earnings consist primarily of $40.3 million of stock-based compensation expense, $39.3 million of provision for credit losses expense, $26.0 million of amortization of intangibles, and $24.7 million of depreciation, partially offset by $6.3 million of deferred income taxes. The deferred income tax benefit primarily relates to an adjustment to deferred taxes resulting from a true-up of the state tax rate. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $48.2 million, partially offset by an increase in accounts payable and other liabilities of $35.9 million. The increase in accounts receivable is due primarily to revenue growth in North America. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables.
Net cash provided by investing activities includes capital expenditures of $24.7 million, primarily related to investments in capitalized software to support the Company's products and services and leasehold improvements.
Net cash used in financing activities includes $54.4 million for the repurchase of 7.7 million shares of ANGI common stock, on a settlement date basis, at an average price of $7.02 per share, $11.5 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $6.9 million for the principal payments on the ANGI Group Term Loan, and $3.2 million for the purchase of redeemable noncontrolling interests, partially offset by a $3.1 million payment from IAC pursuant to the tax sharing agreement.

Liquidity and Capital Resources
Financing Arrangements
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which are intended for general corporate purposes, including potential future acquisitions and return of capital.

As of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety. The outstanding balance of the ANGI Group Term Loan at December 31, 2020 was $220.0 million and bore interest at 2.16%.

The $250.0 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.

Share Repurchase Authorizations and Activity
During the six months ended June 30, 2021, the Company repurchased 0.5 million shares, on a trade date basis, of its common stock at an average price of $11.87 per share, or $5.6 million in aggregate. From July 1, 2021 through August 3, 2021, Angi Inc. repurchased an additional 0.7 million shares at an average price of $11.68 per share, or $7.7 million in aggregate. Angi Inc. has 18.1 million shares remaining in its share repurchase authorization as of August 3, 2021. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors Angi Inc. management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Outstanding Stock-based Awards
The Company may settle equity awards on a gross or a net basis upon factors deemed relevant at the time, and if settled on a net basis, with Angi remits withholding taxes on behalf of the employee At IAC/InterActiveCorp’s (“IAC”) option, certain Angi stock appreciation rights can be settled in either Class A shares of Angi or shares of IAC common stock. If settled in IAC common stock, the Company reimburses IAC in either cash or through the issuance of Class A shares to IAC. The Company currently settles all equity awards on a net basis.
Pursuant to the employee matters agreement, in the event of a distribution of Angi capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation Committee of the IAC Board of Directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of Angi Class A Common Stock for no compensation, which Angi would be obligated to assume and which would be dilutive to Angi’s stockholders.
The following table summarizes the aggregate intrinsic value of all awards outstanding as of July 30, 2021; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)
Stock appreciation rights	$8,455	$4,228	367
Other equity awards(a)(b)	164,636	69,216	6,157
Total outstanding employee stock-based awards	$173,091	$73,444	6,524
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

Capital Expenditures
The Company’s 2021 capital expenditures are expected to be higher than 2020 capital expenditures of $52.5 million by approximately 35% to 40%, due primarily to increased investment in capitalized software to support the development of our products and services.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the “COVID-19 Update” section above, to date, the COVID-19 outbreak and measures designed to curb its spread have adversely impacted the Company’s business.

At June 30, 2021, IAC held all Class B shares of Angi Inc., which represent 84.1% of the economic interest and 98.1% of the voting interest of the Company. As a result, IAC has the ability to control Angi Inc.’s financing activities, including the issuance of additional debt and equity securities by Angi Inc. or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi Inc. is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi Inc.’s capital stock and its representation on the Angi Inc. board of directors. Additional financing may not be available on terms favorable to the Company or at all. In addition, the Company’s existing indebtedness could limit its ability to obtain additional financing.
The Company believes its existing cash, cash equivalents, and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the foreseeable future.

CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2021, other than the repayment of the outstanding balance of the ANGI Group Term Loan of $220.0 million, there have been no material changes to the Company’s contractual obligations since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2021, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020, other than the repayment of the outstanding balance of the ANGI Group term loan of $220.0 million, which bore interest at a variable rate, reducing the Company’s exposure risk related to changes in interest rates.

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

Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters which we are defending, including the one described below, involves or is likely to involve amounts of that magnitude. The litigation matter and the investigation described below involves issues or claims that may be of particular interest to our stockholders, regardless of whether this matter may be material to our financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.

FTC Investigation of Certain HomeAdvisor Business Practices

On April 19, 2021, the staff of the Federal Trade Commission (“FTC”) informed HomeAdvisor that upon investigation it believes that certain of the company’s business practices relating to leads provided to service professionals and its mHelpDesk product are unfair or deceptive in violation of the FTC Act. The staff proposed to resolve its potential claims via a consent judgment mandating certain business practice changes (and an unspecified payment amount) and invited the company to engage in settlement discussions to resolve the matter. While HomeAdvisor believes that any such claims would be without merit and is prepared to defend vigorously against any enforcement proceeding, the company is continuing a dialogue with the FTC to discuss the matter and cannot currently predict the outcome of this investigation and related discussions.

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
Risk Factors
Recent changes in our executive management may not result in growth of our business or enhance stockholder value, and our management transition may not be successful.
During 2021, we announced the appointment of a new Chief Executive Officer, a new Chief Financial Officer and the search for a new Chief Marketing Officer. Our executive management team is critical to the overall management of the Company and also plays a key role in maintaining our culture and setting our strategic direction. In connection with these executive management changes, we have experienced, and may continue to experience, employee and management turnover in certain areas. These recent changes in our executive management may also cause or result in: disruption of our business and operations; difficulty recruiting, hiring, motivating and retaining talented and skilled personnel; further departures of other members of management; increased stock price volatility; and difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions. Furthermore, these transitions could be a distraction to our executive management, business operations, service professionals and customers. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

Our Angi brand integration initiative may involve substantial costs, including as a result of a continued negative impact on our organic search placement, and may not be favorably received by customers and service professionals.
On March 17, 2021, the Company updated one of its leading websites and brands, Angie’s List, to Angi, and concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.
We have incurred and may continue to incur substantial costs as a result of our brand integration initiative and may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by Angie’s List, and our customers and service professionals may be confused as we transition and focus on the Angi brand. Our Company relies heavily on free and paid search engine marketing efforts to drive traffic to our platforms. Our brand initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, we shifted marketing to support the Angi brand, away from the HomeAdvisor brand, which has negatively affected the efficiency of our search engine marketing efforts.

During the second quarter of 2021, these efforts had a pronounced negative impact on Marketplace Service Requests from organic search results and via our mobile applications, which in turn has resulted in increased paid search engine marketing to generate Marketplace Service Requests. The combined effect of this during the three months ended June 30, 2021, has reduced revenue and increased marketing spend, materially more than expected at the launch of the brand initiative in the first quarter of 2021 and more significantly than our forecasts at the beginning of May 2021. We expect the pronounced negative impact to organic search results, increased paid search engine marketing and reduced monetization from our mobile applications will continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established. Any or all of these impacts could continue to increase our marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. Finally, as we align and focus the organization around a single brand, we could experience financial and operational challenges and reduced service professional participation across our various product lines. Depending on market acceptance, our brand integration initiative could adversely affect our ability to attract and retain customers and service professionals, which could cause us not to realize some or all of the anticipated benefits contemplated by the brand integration initiative.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The employee matters agreement dated as of September 29, 2017, by and between us and IAC, provides, among other things, that we will reimburse IAC for the cost of certain equity awards held by our current and former employees and that IAC may elect to receive payment either in cash or shares of our capital stock.
Pursuant to the employee matters agreement, 5,931 shares of Class A common stock and 18,983 shares of Class B common stock were issued to IAC on June 30, 2021 as reimbursement for shares of IAC common stock issued in connection with the settlement of certain equity awards held by our employees during the three months ended June 30, 2021. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the three months ended June 30, 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2021	—	$—	—	18,856,841
May 2021	60,055	$12.00	60,055	18,796,786
June 2021	—	$—	—	18,796,786
Total	60,055	$—	60,055	18,796,786
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorizations previously announced in March 2020 and February 2019.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of June 30, 2021 pursuant to the March 2020 and February 2019 share repurchase authorizations. From July 1, 2021 through August 3, 2021, the Company repurchased an additional 656,207 shares at an average price of $11.68 per share. The Company may repurchase shares pursuant to this share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.2	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
4.1	Form of Angi Inc. Common Stock Certificate. (1)	Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2021.
10.1	Employment Agreement between Jeff Pedersen and Angi Inc., dated as of June 18, 2021. (2)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 24, 2021.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101.INS	Inline XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation (1)
101.DEF	Inline XBRL Taxonomy Extension Definition (1)
101.LAB	Inline XBRL Taxonomy Extension Labels (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
(1)Filed herewith.
(2)Reflects management contracts and management and director compensatory plans.
(3)Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 6, 2021
Angi Inc.

		By:	/s/ JEFFREY W. PEDERSEN
Jeffrey W. Pedersen
Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. PEDERSEN	Chief Financial Officer	August 6, 2021
Jeffrey W. Pedersen