Form 10-Q
period 2021-09-30
Angi Inc.
filed 2021-11-05
CIK 1705110

As filed with the Securities and Exchange Commission on November 5, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 29, 2021, the following shares of the Registrant’s common stock were outstanding:

Class A Common Stock	80,373,715
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	502,392,962

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$476,625	$812,705
Marketable debt securities	—	49,995
Accounts receivable, net of reserves of $40,276 and $27,839, respectively	98,538	43,148
Other current assets	75,818	71,958
Total current assets	650,981	977,806

Capitalized software, leasehold improvements and equipment, net	116,825	108,842
Goodwill	917,081	891,797
Intangible assets, net	198,024	209,717
Other non-current assets, net	192,127	180,020
TOTAL ASSETS	$2,075,038	$2,368,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$39,491	$30,805
Deferred revenue	60,025	54,654
Accrued expenses and other current liabilities	203,752	148,219
Total current liabilities	303,268	233,678

Long-term debt, net	494,373	712,277
Deferred income taxes	1,633	1,296
Other long-term liabilities	102,434	111,710

Redeemable noncontrolling interests	4,524	26,364

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 99,252 and 94,238 shares, respectively, and outstanding 80,146 and 78,333, respectively	99	94
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 and 421,862 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,345,549	1,379,469
(Accumulated deficit) retained earnings	(35,608)	9,749
Accumulated other comprehensive income	4,933	4,637
Treasury stock, 19,107 and 15,905 shares, respectively	(157,484)	(122,081)
Total Angi Inc. shareholders’ equity	1,157,911	1,272,290
Noncontrolling interests	10,895	10,567
Total shareholders’ equity	1,168,806	1,282,857
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,075,038	$2,368,182
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenue	$461,565	$389,913	$1,269,582	$1,108,624
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	99,467	48,253	222,999	122,524
Selling and marketing expense	237,755	210,171	682,626	590,114
General and administrative expense	103,086	90,122	298,734	270,129
Product development expense	17,675	17,577	54,474	50,068
Depreciation	14,701	13,921	45,728	38,614
Amortization of intangibles	3,854	12,888	12,616	38,846
Total operating costs and expenses	476,538	392,932	1,317,177	1,110,295
Operating loss	(14,973)	(3,019)	(47,595)	(1,671)
Interest expense	(6,032)	(3,699)	(18,463)	(7,593)
Other (expense) income, net	(479)	223	(1,882)	856
Loss before income taxes	(21,484)	(6,495)	(67,940)	(8,408)
Income tax benefit	4,791	11,698	23,209	17,638
Net (loss) earnings	(16,693)	5,203	(44,731)	9,230
Net earnings attributable to noncontrolling interests	(302)	(731)	(626)	(1,049)
Net (loss) earnings attributable to Angi Inc. shareholders	$(16,995)	$4,472	$(45,357)	$8,181

Per share information attributable to Angi Inc. shareholders:
Basic (loss) earnings per share	$(0.03)	$0.01	$(0.09)	$0.02
Diluted (loss) earnings per share	$(0.03)	$0.01	$(0.09)	$0.02

Stock-based compensation expense by function:
Selling and marketing expense	$1,256	$2,346	$3,138	$4,069
General and administrative expense	5,836	10,866	13,330	46,977
Product development expense	1,721	1,485	3,922	3,985
Total stock-based compensation expense	$8,813	$14,697	$20,390	$55,031

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) earnings	$(16,693)	$5,203	$(44,731)	$9,230
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(1,353)	3,053	722	971
Comprehensive (loss) income	(18,046)	8,256	(44,009)	10,201
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(302)	(731)	(626)	(1,049)
Change in foreign currency translation adjustment attributable to noncontrolling interests	313	(1,298)	(426)	(577)
Comprehensive loss (income) attributable to noncontrolling interests	11	(2,029)	(1,052)	(1,626)
Comprehensive (loss) income attributable to Angi Inc. shareholders	$(18,035)	$6,227	$(45,061)	$8,575
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2021
(Unaudited)

		Angi Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

										Accumulated Other Comprehensive Income (Loss)				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of June 30, 2021	$4,536	$99	99,111	$422	421,977	$—	—	$1,338,208	$(18,613)	$5,973	$(127,718)	$1,198,371	$11,054	$1,209,425
Net earnings (loss)	61	—	—	—	—	—	—	—	(16,995)	—	—	(16,995)	241	(16,754)
Other comprehensive loss	(73)	—	—	—	—	—	—	—	—	(1,040)	—	(1,040)	(240)	(1,280)
Stock-based compensation expense	—	—	—	—	—	—	—	8,817	—	—	—	8,817	—	8,817
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	139	—	—	—	—	(1,066)	—	—	—	(1,066)	—	(1,066)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	3	—	42	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(29,766)	(29,766)	—	(29,766)
Purchase of noncontrolling interests	—	—	—	—	—	—	—		—	—	—	—	(160)	(160)
Other	—	—	—	—	—	—	—	(410)	—	—	—	(410)	—	(410)
Balance as of September 30, 2021	$4,524	$99	99,253	$422	422,019	$—	—	$1,345,549	$(35,608)	$4,933	$(157,484)	$1,157,911	$10,895	$1,168,806

Balance as of December 31, 2020	$26,364	$94	94,238	$422	421,862	$—	—	$1,379,469	$9,749	$4,637	$(122,081)	$1,272,290	$10,567	$1,282,857
Net earnings (loss)	49	—	—	—	—	—	—	—	(45,357)	—	—	(45,357)	577	(44,780)
Other comprehensive income (loss)	515	—	—	—	—	—	—	—	—	296	—	296	(89)	207
Stock-based compensation expense	—	—	—	—	—	—	—	22,836	—	—	—	22,836	—	22,836
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,427	—	—	—	—	(55,809)	—	—	—	(55,807)	—	(55,807)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	3	2,588	—	157	—	—	(3)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(35,403)	(35,403)	—	(35,403)
Purchase of noncontrolling interests	(22,938)	—	—	—	—	—	—	—	—	—	—	—	(160)	(160)
Adjustment of noncontrolling interests to fair value	534	—	—	—	—	—	—	(534)	—	—	—	(534)	—	(534)
Other	—	—	—	—	—	—	—	(410)	—	—	—	(410)	—	(410)
Balance as of September 30, 2021	$4,524	$99	99,253	$422	422,019	$—	—	$1,345,549	$(35,608)	$4,933	$(157,484)	$1,157,911	$10,895	$1,168,806

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2020
(Unaudited)

		Angi Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of June 30, 2020	$25,093	$89	89,076	$422	421,757	$—	—	$1,387,618	$19,741	$(2,740)	$(112,808)	$1,292,322	$9,604	$1,301,926
Net earnings	438	—	—	—	—	—	—	—	4,472	—	—	4,472	293	4,765
Other comprehensive income	920	—	—	—	—	—	—	—	—	1,755	—	1,755	378	2,133
Stock-based compensation expense	—	—	—	—	—	—	—	13,846	—	—	—	13,846	—	13,846
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	3,584	—	—	—	—	(37,842)	—	—	—	(37,838)	—	(37,838)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	102	—	—	(632)	—	—	—	(632)	—	(632)
Adjustment of redeemable noncontrolling interests to fair value	(677)	—	—	—	—	—	—	677	—	—	—	677	—	677
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Other	—	—	—	—	—	—	—	(690)	—	—	—	(690)	689	(1)
Balance as of September 30, 2020	$25,774	$93	92,660	$422	421,859	$—	—	$1,362,977	$24,213	$(985)	$(112,808)	$1,273,912	$9,849	$1,283,761

Balance as of December 31, 2019	$26,663	$87	87,007	$422	421,570	$—	—	$1,357,075	$16,032	$(1,379)	$(57,949)	$1,314,288	$9,264	$1,323,552
Net earnings	383	—	—	—	—	—	—	—	8,181	—	—	8,181	666	8,847
Other comprehensive income	233	—	—	—	—	—	—	—	—	394	—	394	344	738
Stock-based compensation expense	15	—	—	—	—	—	—	54,664	—	—	—	54,664	—	54,664
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	6	5,653	—	—	—	—	(48,615)	—	—	—	(48,609)	—	(48,609)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	289	—	—	(1,423)	—	—	—	(1,423)	—	(1,423)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(54,859)	(54,859)	—	(54,859)
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	1,645	—	—	—	—	—	—	(1,645)	—	—	—	(1,645)	—	(1,645)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	3,613	—	—	—	3,613	—	3,613
Other	—	—	—	—	—	—	—	(692)	—	—	—	(692)	690	(2)
Balance as of September 30, 2020	$25,774	$93	92,660	$422	421,859	$—	—	$1,362,977	$24,213	$(985)	$(112,808)	$1,273,912	$9,849	$1,283,761

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(44,731)	$9,230
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Provision for credit losses	66,081	60,090
Stock-based compensation expense	20,390	55,031
Depreciation	45,728	38,614
Amortization of intangibles	12,616	38,846
Deferred income taxes	(25,435)	(18,081)
Impairment of long-lived and right-of-use assets	12,280	188
Non-cash lease expense	9,587	10,166
Revenue reserves	6,392	6,998
Other adjustments, net	4,226	1,508
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(106,234)	(70,705)
Other assets	(3,342)	(4,966)
Accounts payable and other liabilities	23,271	46,941
Income taxes payable and receivable	499	(570)
Deferred revenue	4,560	(105)
Net cash provided by operating activities	25,888	173,185
Cash flows from investing activities:
Acquisition, net of cash acquired	(25,357)	—
Capital expenditures	(52,056)	(37,637)
Purchases of marketable debt securities	—	(49,987)
Proceeds from maturities of marketable debt securities	50,000	—
Net proceeds from the sale of a business	750	730
Net cash used in investing activities	(26,663)	(86,894)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes	—	500,000
Principal payments on Term Loan	(220,000)	(10,313)
Debt issuance costs	—	(5,635)
Purchase of treasury stock	(35,403)	(54,400)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(56,135)	(49,993)
Distribution from IAC pursuant to the tax sharing agreement	—	3,071
Purchase of noncontrolling interests	(23,508)	(4,280)
Net cash (used in) provided by financing activities	(335,046)	378,450
Total cash (used) provided	(335,821)	464,741
Effect of exchange rate changes on cash and cash equivalents and restricted cash	373	(354)
Net (decrease) increase in cash and cash equivalents and restricted cash	(335,448)	464,387
Cash and cash equivalents and restricted cash at beginning of period	813,561	391,478
Cash and cash equivalents and restricted cash at end of period	$478,113	$855,865
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc., formerly ANGI Homeservices, Inc., (“Angi Inc.,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across 400 different categories, from repairing and remodeling homes to cleaning and landscaping. Over 260,000 domestic service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended September 30, 2021. Additionally, consumers turned to at least one of our brands to find a professional for approximately 33 million projects during the twelve months ended September 30, 2021.
The Company has two operating segments: (i) North America (United States and Canada), which includes Angi Ads and Leads and Angi Services; and (ii) Europe. The brands for North America operate as follows: Angi Ads operates under the Angi (formerly Angie’s List) brand, Angi Leads operates primarily under the HomeAdvisor, powered by Angi brand, and Angi Services operates primarily under the Handy brand.
As used herein, “Angi Inc.,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).

At September 30, 2021, IAC/InterActiveCorp (“IAC”) owned 84.6% and 98.2% of the economic interest and voting interest, respectively, of the Company.

Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) Angi Inc. and (ii) IAC and its subsidiaries are considered to be effectively settled for cash at the time the transaction is recorded. See “Note 10—Related Party Transactions with IAC” for additional information on transactions between Angi Inc. and IAC.

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

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year ended December 31, 2020.

COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.

As previously disclosed, the initial impact of COVID-19 on the Company resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we experienced a rebound in service requests in the second half of 2020 and through early 2021, service requests did start to decline in May 2021 compared to the comparable months of 2020 as a result of the surge in 2020 and due to impacts of

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the brand integration initiative launched on March 17, 2021. Moreover, many service professionals’ businesses had been adversely impacted by labor and material constraints and many service professionals had limited capacity to take on new business, which negatively impacted our ability to monetize this increased level of service requests through the first quarter of 2021. Although our ability to monetize service requests rebounded modestly in the second and third quarters of 2021, we still have not returned back to levels we experienced pre-COVID-19. No assurances can be provided that we will continue to be able to improve monetization, or that service professionals’ businesses will not be adversely impacted in the future.
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

General Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company’s disaggregated revenue disclosures are presented in “Note 7—Segment Information.”
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. At December 31, 2020, the current and non-current deferred revenue balances were $54.7 million and $0.2 million, respectively, and during the nine months ended September 30, 2021, the Company recognized $52.3 million of revenue that was included in the deferred revenue balance as of December 31, 2020. At December 31, 2019, the current and non-current deferred revenue balances were $58.2 million and $0.2 million, respectively, and during the nine months ended September 30, 2020, the Company recognized $55.7 million of revenue that was included in the deferred revenue balance as of December 31, 2019.

The current and non-current deferred revenue balances at September 30, 2021 are $60.0 million and $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Practical Expedients and Exemptions
As permitted under the practical expedient available under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which the Company has the right to invoice for services performed.

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

For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the commissions as incurred.

Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company uses a portfolio approach to assess the accounting treatment of the incremental costs to obtain a contract with a customer. The Company recognizes an asset for these costs if we expect to recover those costs. To the extent that these costs are capitalized, the resultant asset is amortized on a systematic basis consistent with the pattern of the transfer of the services to which the asset relates. The current contract assets are $40.3 million and $49.2 million at September 30, 2021 and December 31, 2020, respectively. The non-current assets are $1.2 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively. The current and non-current capitalized costs to obtain a contract with a customer are included in “Other current assets” and “Other non-current assets” in the accompanying balance sheet.

Recent Accounting Pronouncements
Accounting Pronouncement Not Yet Adopted by the Company
ASU 2021-08 – Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the Financial Accounting Standards Board issued ASU No. 2021-08, which changes how entities will recognize assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers. The provisions of ASU No. 2021-08 will require acquiring entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, as if it had originated the contracts. The provisions of ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The Company will early adopt ASU 2021-08 effective in the fourth quarter of 2021. An entity that early adopts in an interim period is required to apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early adoption and (ii) prospectively to all business combinations that occur on or after the date of initial application. Early adoption will have no material retrospective impact on the Company. The adoption of ASU 2021-08 may have a material impact on the purchase accounting for prospective business combinations.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

ANGI INC. AND SUBSIDIARIES
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

The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax benefit for the three months ended September 30, 2021 is a benefit of $0.6 million due to a higher estimated annual effective tax rate from that applied to the second quarter’s year to date ordinary loss from continuing operations. The higher estimated annual effective tax rate was primarily due to the reduced impact of forecasted nondeductible stock-based compensation expense had on the increase in forecasted ordinary pre-tax losses.

For the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $4.8 million and $23.2 million, which represents an effective income tax rate of 22% and 34%, respectively. For the three months ended September 30, 2021, the effective income tax rate is higher than the statutory rate of 21% due primarily to benefits related to a change in the annual expected effective income tax rate, partially offset by foreign income taxed at different tax rates. For the nine months ended September 30, 2021, the effective income tax rate is higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting for stock-based awards, partially offset by foreign income taxed at different tax rates. For the three months ended September 30, 2020, the Company recorded an income tax benefit of $11.7 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $17.6 million due primarily excess tax benefits generated by the exercise and vesting of stock-based awards and a reduction to deferred taxes due to the true-up of the state tax rate for an indefinite-lived intangible asset.

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. There are currently no accruals for interest and penalties.

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2013 through 2017, and has begun its audit of the years December 31, 2018 through 2019, which includes the operations of the Company. The statutes of limitations for the years 2013 through 2017 have been extended to June 30, 2022. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

At September 30, 2021 and December 31, 2020, the Company has unrecognized tax benefits of $5.8 million and $5.3 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at September 30, 2021 are subsequently recognized, the income tax provision would be reduced by $5.6 million. The comparable amount as of December 31, 2020 is $5.1 million.

The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of September 30, 2021, the Company has a U.S. gross deferred tax asset of $203.6 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $54.4 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $149.2 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $89.5 million. The Company expects to generate sufficient future taxable income of at least $426.2 million prior to the expiration of these NOLs, the majority of which expire between 2030 and 2037, and a portion of which never expire, to fully realize this deferred tax asset.

NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
The Company did not hold any available-for-sale marketable debt securities at September 30, 2021.

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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$314,040	$—	$—	$314,040
Total	$314,040	$—	$—	$314,040

	December 31, 2020
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$374,014	$—	$—	$374,014
Treasury discount notes	—	324,995	—	324,995
Time deposits	—	2,721	—	2,721
Marketable debt securities:
Treasury discount notes	—	49,995	—	49,995
Total	$374,014	$377,711	$—	$751,725
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

During the nine months ended September 30, 2021, the Company recorded $9.6 million in impairment charges on ROU assets, leasehold improvements, and furniture and equipment as a result of the Company reducing its real estate footprint. Impairment expense was determined by comparing the carrying value of each asset group related to each office space vacated to the estimated fair market value of cash inflows directly associated with each office space. Based on this analysis, if the carrying amount of the asset group is greater than the estimated future undiscounted cash flows, an impairment charge is recognized, measured as the amount by which the carrying amount exceeds the fair value of the asset.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(494,373)	$(495,625)	$(712,277)	$(725,700)
________________________
(a)    At September 30, 2021 and December 31, 2020, the carrying value of long-term debt, net includes unamortized debt issuance costs of $5.6 million and $7.7 million, respectively.

The fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2021	December 31, 2020
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15, commencing February 15, 2021	$500,000	$500,000
ANGI Group Term Loan due November 5, 2023 (“ANGI Group Term Loan”)	—	220,000
Total long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,627	7,723
Total long-term debt, net	$494,373	$712,277

ANGI Group Senior Notes
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which have been used for general corporate purposes, including the acquisition of Total Home Roofing, Inc. (“Angi Roofing”) on July 1, 2021, and treasury share purchases. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the applicable redemption date.

The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At September 30, 2021, there were no limitations pursuant thereto.

ANGI Group Revolving Facility
The $250.0 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
ANGI Group Term Loan
As of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety. The outstanding balance of the ANGI Group Term Loan at December 31, 2020 was $220.0 million and bore interest at 2.16%.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss):

	Three Months Ended September 30,
	2021		2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1	$5,973	$5,973	$(2,740)	$(2,740)
Other comprehensive (loss) income	(1,040)	(1,040)	1,755	1,755
Balance at September 30	$4,933	$4,933	$(985)	$(985)

	Nine Months Ended September 30,
	2021		2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$4,637	$4,637	$(1,379)	$(1,379)
Other comprehensive income	296	296	394	394
Balance at September 30	$4,933	$4,933	$(985)	$(985)
At both September 30, 2021 and 2020, there was no tax benefit or provision on the accumulated other comprehensive income (loss).

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(16,693)	$(16,693)	$5,203	$5,203
Net earnings attributable to noncontrolling interests	(302)	(302)	(731)	(731)
Net (loss) earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(16,995)	$(16,995)	$4,472	$4,472

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	503,416	503,416	497,501	497,501
Dilutive securities (a) (b) (c)	—	—	—	17,218
Denominator for (loss) earnings per share—weighted average shares	503,416	503,416	497,501	514,719

(Loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
(Loss) earnings per share	$(0.03)	$(0.03)	$0.01	$0.01

	Nine Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(44,731)	$(44,731)	$9,230	$9,230
Net earnings attributable to noncontrolling interests	(626)	(626)	(1,049)	(1,049)
Net (loss) earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(45,357)	$(45,357)	$8,181	$8,181

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	502,859	502,859	497,574	497,574
Dilutive securities (a) (b) (c)	—	—	—	13,901
Denominator for (loss) earnings per share—weighted average shares	502,859	502,859	497,574	511,475

(Loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
(Loss) Earnings per share	$(0.09)	$(0.09)	$0.02	$0.02
________________________
(a)    For the three and nine months ended September 30, 2021, the Company had a loss from operations and as a result, approximately 21.2 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(b)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three and nine months ended September

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
30, 2020, 1.4 million and 5.4 million, respectively, of potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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
NOTE 7—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker views the businesses. In addition, the Company considers how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market.

The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
North America	$443,531	$372,226	$1,204,517	$1,053,775
Europe	18,034	17,687	65,065	54,849
Total	$461,565	$389,913	$1,269,582	$1,108,624

The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
North America
Angi Ads and Leads:
Consumer connection revenue(a)	$238,421	$244,184	$699,867	$694,804
Advertising revenue(b)	63,953	56,217	187,308	166,732
Membership subscription revenue(c)	17,079	17,760	51,026	56,810
Other revenue	6,703	8,922	21,412	25,144
Total Angi Ads and Leads revenue	326,156	327,083	959,613	943,490
Angi Services revenue(d)	117,375	45,143	244,904	110,285
Total North America revenue	443,531	372,226	1,204,517	1,053,775
Europe
Consumer connection revenue(e)	14,530	14,006	54,226	43,640
Service professional membership subscription revenue	3,215	3,278	9,874	9,792
Advertising and other revenue	289	403	965	1,417
Total Europe revenue	18,034	17,687	65,065	54,849
Total revenue	$461,565	$389,913	$1,269,582	$1,108,624
________________________
(a)    Includes fees paid by service professionals for consumer matches through the Angi Ads and Leads platforms.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(b)    Includes revenue from service professionals under contract for advertising.
(c)    Includes membership subscription revenue from service professionals and consumers.
(d)    Includes revenue from pre-priced offerings and revenue from Angi Roofing
(e)    Includes fees paid by service professionals for consumer matches.

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue
United States	$437,872	$368,082	$1,188,854	$1,041,903
All other countries	23,693	21,831	80,728	66,721
Total	$461,565	$389,913	$1,269,582	$1,108,624

	September 30, 2021	December 31, 2020
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$108,496	$97,841
All other countries	8,329	11,001
Total	$116,825	$108,842

The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating (loss) income:
North America	$(14,719)	$295	$(37,269)	$8,377
Europe	(254)	(3,314)	(10,326)	(10,048)
Total	$(14,973)	$(3,019)	$(47,595)	$(1,671)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Adjusted EBITDA(f):
North America	$11,213	$40,454	$37,076	$136,886
Europe	$1,182	$(1,967)	$(5,937)	$(6,066)
________________________
(f)    The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating (loss) income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between the Company’s performance and that of its competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables reconcile operating (loss) income for the Company’s reportable segments and net (loss) earnings attributable to Angi Inc. shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2021
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(14,719)	$8,727	$13,351	$3,854	$11,213
Europe	(254)	$86	$1,350	$—	$1,182
Operating loss	(14,973)
Interest expense	(6,032)
Other expense, net	(479)
Loss before income taxes	(21,484)
Income tax benefit	4,791
Net loss	(16,693)
Net earnings attributable to noncontrolling interests	(302)
Net loss attributable to Angi Inc. shareholders	$(16,995)

	Three Months Ended September 30, 2020
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$295	$14,599	$12,767	$12,793	$40,454
Europe	(3,314)	$98	$1,154	$95	$(1,967)
Operating loss	(3,019)
Interest expense	(3,699)
Other income, net	223
Loss before income taxes	(6,495)
Income tax benefit	11,698
Net earnings	5,203
Net earnings attributable to noncontrolling interests	(731)
Net earnings attributable to Angi Inc. shareholders	$4,472

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2021
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(37,269)	$20,118	$41,611	$12,616	$37,076
Europe	(10,326)	$272	$4,117	$—	$(5,937)
Operating loss	(47,595)
Interest expense	(18,463)
Other expense, net	(1,882)
Loss before income taxes	(67,940)
Income tax benefit	23,209
Net loss	(44,731)
Net earnings attributable to noncontrolling interests	(626)
Net loss attributable to Angi Inc. shareholders	$(45,357)

	Nine Months Ended September 30, 2020
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$8,377	$54,406	$35,531	$38,572	$136,886
Europe	(10,048)	$625	$3,083	$274	$(6,066)
Operating loss	(1,671)
Interest expense	(7,593)
Other income, net	856
Loss before income taxes	(8,408)
Income tax benefit	17,638
Net earnings	9,230
Net earnings attributable to noncontrolling interests	(1,049)
Net earnings attributable to Angi Inc. shareholders	$8,181
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$476,625	$812,705	$855,044	$390,565
Restricted cash included in other current assets	272	407	392	504
Restricted cash included in other non-current assets	1,216	449	429	409
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$478,113	$813,561	$855,865	$391,478
Restricted cash included in other current assets at September 30, 2021 and December 31, 2020 consisted of funds collected from service providers for disputed payments which were not settled as of the period end, and cash reserved to fund insurance claims.
Restricted cash included in other current assets at September 30, 2020 and December 31, 2019 primarily consisted of a deposit related to corporate credit cards.
Restricted cash included in other non-current assets for all periods presented above primarily consisted of deposits related to leases. Restricted cash included in other non-current assets at September 30, 2021 also included cash held related to a check endorsement guarantee for Angi Roofing.
Credit Losses and Revenue Reserve
The following table presents the changes in the credit loss reserve for the nine months ended September 30, 2021 and 2020:

	2021	2020
	(In thousands)
Balance at January 1	$26,046	$19,066
Current period provision for credit losses	66,081	60,090
Write-offs charged against the credit loss reserve	(56,102)	(53,208)
Recoveries collected	1,896	1,883
Balance at September 30	$37,921	$27,831
The revenue reserve was $2.4 million and $2.0 million at September 30, 2021 and 2020, respectively. The total allowance for credit losses and revenue reserve was $40.3 million and $29.8 million as of September 30, 2021 and 2020, respectively.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	September 30, 2021	December 31, 2020
	(In thousands)
Right-of-use assets (included in “other non-current assets”)	$55,284	$40,800
Capitalized software, leasehold improvements, and equipment	$96,956	$95,438
Intangible assets	$155,820	$162,627

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other (expense) income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
			(In thousands)
Interest income	$31	$129	$178	$1,561
Gain (loss) on the sale of a business(a)	18	—	31	(454)
Foreign exchange (losses) gains	(515)	88	(968)	(256)
Loss on extinguishment of debt(b)	—	—	(1,110)	—
Other	(13)	6	(13)	5
Other (expense) income, net	$(479)	$223	$(1,882)	$856
________________________
(a)    Loss from acquisition/sale of a business for the nine months ended September 30, 2020 includes a $0.2 million mark-to-market charge for an indemnification charge related to the Handy acquisition that was settled in Angi Inc. shares during the first quarter of 2020 and a $0.3 million charge related to the final earn-out settlement related to the sale of Felix.
(b)    Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.

NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has not identified any material legal matters where we believe an unfavorable outcome is probable and estimable; therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 2—Income Taxes” for additional information related to income tax contingencies.
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
Angi Inc. and IAC have entered into certain agreements to govern their relationship. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.

For the three and nine months ended September 30, 2021 and 2020, the Company was charged $0.9 million and $3.2 million, and $1.3 million and $3.6 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement at September 30, 2021 or December 31, 2020.

Additionally, the Company subleases office space to IAC and charged IAC $0.4 million and $1.2 million, and $0.5 million and $1.4 million of rent for the three and nine months ended September 30, 2021 and 2020, respectively. IAC subleases office space to the Company and charged the Company $0.3 million of rent for the three and nine months ended September 30, 2021. At September 30, 2021, there were no outstanding receivables or payables pursuant to the sublease agreements. At December 31, 2020, there was an outstanding receivable of less than $0.1 million due from IAC pursuant to the sublease agreements, which was subsequently paid in full in the first quarter of 2021.
At September 30, 2021 and December 31, 2020, the Company had outstanding payables of $1.7 million and $0.9 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
liabilities,” in the accompanying consolidated balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the three and nine months ended September 30, 2021. There were $3.1 million of refunds received from IAC pursuant to this agreement during the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2021, less than 0.1 million and 0.2 million shares, respectively, of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees. For the three and nine months ended September 30, 2020, 0.1 million and 0.3 million shares of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement. For the three and nine months ended September 30, 2021, less than 0.1 million and 2.6 million shares, respectively, of Angi Inc. Class A common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. There were no shares of Angi Inc. Class A common stock issued to IAC during the three and nine months ended September 30, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc., formerly ANGI Homeservices, Inc., (“Angi Inc.,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across 400 different categories, from repairing and remodeling homes to cleaning and landscaping. Over 260,000 domestic service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended September 30, 2021. Additionally, consumers turned to at least one of our brands to find a professional for approximately 33 million projects during the twelve months ended September 30, 2021.
The Company has two operating segments: (i) North America (United States and Canada), which includes Angi Ads and Leads and Angi Services; and (ii) Europe. The brands operate as follows: Angi Ads operates under the Angi (formerly Angie’s List) brand, Angi Leads operates primarily under the HomeAdvisor, powered by Angi brand, and Angi Services operates primarily under the Handy brand.
For a more detailed description of the Company’s operating businesses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Defined Terms and Operating Metrics:

Unless otherwise indicated or as the context otherwise requires, certain terms, which include the principal operating metrics we use in managing our business, used in this quarterly report are defined below:
•Angi Ads and Leads Revenue primarily reflects domestic ads and leads revenue, including consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers.

•Angi Services Revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer purchases services directly from the Company and the Company engages a service professional to perform the service and includes revenue from Total Home Roofing, Inc. (“Angi Roofing”), which was acquired on July 1, 2021.

•Angi Service Requests (“Service Requests”) are fully completed and submitted domestic customer service requests and includes Angi Services requests in the period.
•Angi Monetized Transactions are fully completed and submitted domestic customer service requests that were matched to and paid for by a service professional and includes completed and in-process Angi Services jobs in the period.
•Angi Transacting Service Professionals (“Transacting SPs”) are the number of service professionals that paid for consumer matches through Angi Leads or performed an Angi Services job in the quarter.
•Angi Advertising Service Professionals (“Advertising SPs”) are the number of service professionals under contract for advertising at the end of the period.
•Senior Notes - On August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021.

Components of Results of Operations
Sources of Revenue
Angi Ads and Leads Revenue is primarily derived from (i) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), (ii) advertising revenue, which includes revenue from service professionals under contract for advertising, and (iii) membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Angi Services is comprised of revenue from jobs (i) sourced through the “Book Now” feature which lets consumers consummate the entire transaction digitally for work that’s completed physically, (ii) under managed projects (including Angi Roofing) which are home improvement projects, and (iii) through retail partnerships for delivery and installation of furniture or other items.
Operating Costs and Expenses:
•Cost of revenue - consists primarily of payments made to independent service professionals who perform work contracted under Angi Services arrangements, credit card processing fees, hosting fees, and roofing materials costs associated with Angi Roofing.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines; offline marketing, which is primarily television advertising; and partner-related payments to those who direct traffic to our brands; compensation expense (including stock-based compensation expense) and other employee-related costs for our sales force and marketing personnel; and facilities costs.
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
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020.
Brand Integration Initiative
On March 17, 2021, the Company updated one of its leading websites and brands, Angie’s List, to Angi, and concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.
We rely heavily on free, or organic, search results from search engine optimization, and paid search engine marketing to drive traffic to our websites. Our brand integration initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, we shifted marketing to support Angi, away from HomeAdvisor, which has negatively affected the efficiency of our search engine marketing efforts.
Since the beginning of the integration process, these efforts had a pronounced negative impact on service requests from organic search results and via our mobile applications, which in turn has resulted in increased paid search engine marketing to generate service requests. The combined effect of this during the three months ended September 30, 2021, has reduced revenue and increased marketing spend, materially more than expected at the launch of the brand initiative in the first quarter of 2021 and more significantly than our forecasts at the beginning of May 2021. We expect the pronounced negative impact to organic search results, the increased paid search engine marketing costs and the reduced monetization from our mobile applications to continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established.

Angi Services Investment

Angi Services was launched in August 2019 and we have invested significantly in Angi Services and expect to continue to do so going forward. In the fourth quarter of 2021, we expect significant revenue growth as we expand the business, refine the overall experience, and increase penetration in certain geographies. This increased investment in Angi Services has contributed to lower profitability for the Company for the three and nine months ended September 30, 2021 and is expected to continue to negatively impact profits through the remainder of 2021.
COVID-19 Update

The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.
As previously disclosed, the initial impact of COVID-19 on the Company resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we experienced a rebound in service requests in the second half of 2020 and through early 2021, service requests did start to decline in May 2021 compared to the comparable months of 2020 as a result of the surge in 2020 and due to impacts of the “Brand Integration Initiative” discussed above. Moreover, many service professionals’ businesses had been adversely impacted by labor and material constraints and many service professionals had limited capacity to take on new business, which negatively impacted our ability to monetize the increased level of service requests through the first quarter of 2021. Although our ability to monetize service requests rebounded modestly in the second and third quarters of 2021, we still have not returned to levels we experienced pre-COVID-19. No assurances can be provided that we will continue to be able to improve monetization, or that service professionals’ businesses will not be adversely impacted in the future.
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

Results of Operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
North America
Angi Ads and Leads:
Consumer connection revenue	$238,421	$(5,763)	(2)%	$244,184	$699,867	$5,063	1%	$694,804
Advertising revenue	63,953	7,736	14%	56,217	187,308	20,576	12%	166,732
Membership revenue	17,079	(681)	(4)%	17,760	51,026	(5,784)	(10)%	56,810
Other revenue	6,703	(2,219)	(25)%	8,922	21,412	(3,732)	(15)%	25,144
Total Angi Ads and Leads revenue	326,156	(927)	—%	327,083	959,613	16,123	2%	943,490
Angi Services revenue	117,375	72,232	NM	45,143	244,904	134,619	NM	110,285
Total North America revenue	443,531	71,305	19%	372,226	1,204,517	150,742	14%	1,053,775
Europe	18,034	347	2%	17,687	65,065	10,216	19%	54,849
Total revenue	$461,565	$71,652	18%	$389,913	$1,269,582	$160,958	15%	$1,108,624

Percentage of Total Revenue:
North America	96%			95%	95%			95%
Europe	4%			5%	5%			5%
Total revenue	100%			100%	100%			100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	Change	% Change	2020	2021	Change	% Change	2020
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	8,707	(1,130)	(11)%	9,837	25,835	649	3%	25,186
Monetized Transactions	4,783	67	1%	4,716	13,982	1,161	9%	12,821
Transacting SPs	222	15	7%	207
Advertising SPs	39	—	1%	39
________________________
NM = Not meaningful
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
North America revenue increased $71.3 million, or 19%, driven by growth of $72.2 million, or 160%, in Angi Services revenue, while Angi Ads and Leads remained relatively flat. Approximately half of the Angi Services revenue growth is due to organic growth and approximately half of the revenue growth is due to Angi Roofing, acquired July 1, 2021. Angi Ads and Leads revenue had relatively flat growth, despite the decline in Service Requests during the quarter of 11%, which impacted consumer connection revenue and was primarily attributable to the brand integration initiative described above under “Brand Integration Initiative.”
Europe revenue increased $0.3 million, or 2%, due to the favorable impact of the weakening of the U.S dollar relative to the Euro and the British Pound.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
North America revenue increased $150.7 million, or 14%, driven by increases in Angi Services revenue of $134.6 million, or 122%, and Angi Ads and Leads revenue of $16.1 million, or 2%. The increase in Angi Services revenue is due primarily to organic growth and to a lesser extent from Angi Roofing, acquired July 1, 2021. The increase in Angi Ads and Leads revenue is due primarily to an increase in Advertising revenue of $20.6 million, or 12%.

Europe revenue increased $10.2 million, or 19%, due to strong growth across its markets due to increased consumer demand and the favorable impact of the weakening of the U.S dollar relative to the Euro and the British Pound.

Cost of revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$99,467	$51,214	NM	$48,253	$222,999	$100,475	82%	$122,524
As a percentage of revenue	22%			12%	18%			11%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
North America cost of revenue increased $51.1 million, or 107%, and increased as a percentage of revenue, due primarily to the growth of Angi Services, including $25.8 million of costs attributable to Angi Roofing acquired July 1, 2021, primarily for third-party contractors and roofing materials. The remaining increase is for payments to third-party professional service providers for other Angi Services arrangements.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
North America cost of revenue increased $100.4 million, or 83%, and increased as a percentage of revenue, due primarily to factors described above in the three-month discussion.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Selling and marketing expense	$237,755	$27,584	13%	$210,171	$682,626	$92,512	16%	$590,114
As a percentage of revenue	52%			54%	54%			53%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

North America selling and marketing expense increased $29.5 million, or 15%, driven by increases in advertising expense of $11.6 million, compensation expense of $9.6 million, expense of $7.2 million from inclusion of Angi Roofing and an increase in consulting costs of $3.2 million. The increase in advertising expense was due primarily to an increase in television spend of $11.6 million. The increase in television spend in 2021 reflects the return to historical spending levels as compared to the cost cutting initiatives during the third quarter of 2020 due to the impact of COVID-19 as well as continued efforts related to the brand integration initiative described above under “Brand Integration Initiative.” The increase in compensation expense was due primarily to increased commission expense, in addition to an increase in sales force headcount. The increase in consulting costs was due primarily to various sales initiatives at Angi Services.

Europe selling and marketing expense decreased $1.9 million, or 23%, driven by a decrease in compensation expense of $2.1 million primarily due to severance costs recorded in the third quarter of 2020 associated with headcount reductions in France.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
North America selling and marketing expense increased $93.9 million, or 17%, driven by increases in advertising expense of $46.6 million, compensation expense of $32.9 million, outsourced personnel and consulting costs of $10.4 million, and $7.2 million in expense from the inclusion of Angi Roofing. The increase in advertising expense was due primarily to increases of $42.7 million in online marketing spend and $3.7 million in television spend. The increase in online marketing spend was attributable to the brand integration initiative described above under “Brand Integration Initiative.” The increases in television spend, compensation expense, and outsourced personnel and consulting costs were due primarily to the factors described above in the three-month discussion.

Europe selling and marketing expense decreased $1.4 million, or 5%, driven by a decrease in compensation expense of $3.2 million, partially offset by an increase in advertising expense of $2.0 million. The decrease in compensation expense was primarily due to severance costs recorded in the third quarter of 2020 associated with headcount reductions in France and lower headcount in 2021. The increase in advertising expense was due, in part, to decreased advertising expense in 2020 to mitigate the negative impact of COVID-19 on revenue.

General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
General and administrative expense	$103,086	$12,964	14%	$90,122	$298,734	$28,605	11%	$270,129
As a percentage of revenue	22%			23%	24%			24%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
North America general and administrative expense increased $15.4 million, or 19%, due primarily to an increase of $7.5 million in professional fees, $6.0 million of expense from the inclusion of Angi Roofing, increases of $2.2 million in software license and maintenance expense and $1.7 million in the provision for credit losses, partially offset by a $4.0 million decrease in compensation expense. The increase in professional fees is due primarily to an increase in outsourced personnel costs, and to a lesser extent, legal fees, consulting costs, and recruiting fees. The increase in outsourced personnel costs is due primarily to an increase in call volume related to our customer service function. The increase in software license and maintenance expense is due primarily to increased investment in software to support our customer service function. The increase in the provision for credit losses is primarily due to higher Angi Services revenue as the provision for credit losses as a percentage of revenue has remained relatively flat. The decrease in compensation expense was due primarily to a decrease in stock-based compensation expense.

Europe general and administrative expense decreased $2.5 million, or 29%, driven by a decrease in compensation expense of $2.6 million primarily due to severance costs recorded in the third quarter of 2020 associated with headcount reductions in France.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
North America general and administrative expense increased $22.3 million, or 9%, due primarily to an increase of $18.9 million in professional fees, $9.6 million in one-time costs related to the Company reducing its real estate footprint, $6.0 million of expense from the inclusion of Angi Roofing, increases of $4.9 million in the provision for credit losses, and $4.4 million in software license and maintenance costs, partially offset by a decrease of $26.0 million in compensation expense. The increase in professional fees, provision for credit losses, and software license and maintenance costs were due primarily to the factors described above in the three-month discussion above. The real estate related costs are the result of impairments of right-of-use lease assets, leasehold improvements and furniture and equipment associated with office space we are vacating. The decrease in compensation expense was due primarily to a decrease of stock-based compensation expense of $34.6 million, partially offset by an increase of $8.0 million in wage related expenses resulting primarily from annual wage increases and certain department’s headcount now being aligned to general and administrative functions under the brand integration initiative, attributing to $2.8 million of the increase. The decrease in stock-based compensation expense was due primarily to $22.4 million in stock appreciation rights expense recognized during the nine months ended September 30, 2020, which was not incurred in 2021 as the awards became fully vested in 2020, and a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021, partially offset by the issuance of new equity awards since 2020.

Europe general and administrative expense increased $6.3 million, or 29%, due primarily to a charge of $6.0 million related to the acquisition of an additional 21% interest in our MyBuilder business at a premium to fair value and a $1.9 million increase in professional fees related to corporate restructuring, partially offset by a $3.9 million decrease in compensation expense driven by severance costs recorded in the third quarter of 2020 associated with headcount reductions in France.

Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Product development expense	$17,675	$98	1%	$17,577	$54,474	$4,406	9%	$50,068
As a percentage of revenue	4%			5%	4%			5%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
North America product development expense decreased $1.3 million, or 9%, due primarily to decreases in compensation expense of $1.3 million, partially offset by an increase in software license and maintenance expense of $0.3 million. The decrease in compensation expense is due to certain departments’ headcount that were previously included within product development now being aligned to general and administrative functions under the brand integration initiative. This change resulted in a $2.4 million decrease in compensation expense. Excluding this change, compensation expense would have increased by $1.1 million driven by higher salary expense.
Europe product and development expense increased $1.4 million, or 53%, due to an increase in compensation expense of $1.3 million as a result of fewer projects being capitalized.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
North America product development expense decreased $0.4 million, or 1%, due primarily to decreases in compensation expense of $1.3 million, partially offset by increases in outsourced personnel and consulting costs of $0.8 million and software license and maintenance expense of $0.7 million. The decrease in compensation expense is due to the factor described above in the three-month discussion. The increase in outsourced personnel and consulting costs were in support of projects for the Angi brand change.
Europe product and development expense increased $4.8 million, or 59%, due to an increase in compensation expense of $4.4 million due primarily to factors described above in the three-month discussion.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Depreciation	$14,701	$780	6%	$13,921	$45,728	$7,114	18%	$38,614
As a percentage of revenue	3%			4%	4%			3%
For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
North America and Europe depreciation in 2021 increased from 2020 due primarily to investments in capitalized software to support our products and services.
Operating (loss) income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
North America	$(14,719)	$(15,014)	NM	$295	$(37,269)	$(45,646)	NM	$8,377
Europe	(254)	3,060	92%	(3,314)	(10,326)	(278)	(3)%	(10,048)
Total	$(14,973)	$(11,954)	NM	$(3,019)	$(47,595)	$(45,924)	NM	$(1,671)

As a percentage of revenue	(3)%			(1)%	(4)%			—%

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
North America operating income decreased $15.0 million to a loss of $14.7 million due to a decrease in Adjusted EBITDA of $29.2 million, described below, and an increase of $0.6 million in depreciation, partially offset by decreases of $8.9 million in amortization of intangibles and $5.9 million in stock-based compensation expense. The increase in depreciation was due primarily to the investments in capitalized software to support our products and services. The decrease in the amortization of intangibles was due primarily to certain intangible assets becoming fully amortized during 2020. The decrease in stock-based compensation expense was due primarily to $6.8 million for stock appreciation rights and options expense recognized in the third quarter of 2020 which were not incurred in 2021 as the awards became fully vested.

Europe operating loss increased $3.1 million to a loss of $0.3 million due primarily to an increase in Adjusted EBITDA loss of $3.1 million, described below, partially offset by a decrease of $0.1 million in amortization of intangibles.

At September 30, 2021, there is $135.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.2 years.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
North America operating income decreased $45.6 million to a loss of $37.3 million due to a decrease in Adjusted EBITDA of $99.8 million, described below, and an increase of $6.1 million in depreciation, partially offset by decreases of $34.3 million in stock-based compensation expense and $26.0 million in amortization of intangibles. The increase in depreciation and the decreases in stock-based compensation and amortization of intangibles were driven by the factors described above in the three-month discussion.

Europe operating loss increased $0.3 million, or 3%, due primarily to an increase in Adjusted EBITDA loss of $0.1 million, described below, and an increase of $1.0 million in depreciation expense, partially offset by decreases of $0.4 million in stock-based compensation expense and $0.3 million in amortization of intangibles.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
North America	$11,213	$(29,241)	(72)%	$40,454	$37,076	$(99,810)	(73)%	$136,886
Europe	1,182	3,149	NM	(1,967)	(5,937)	129	2%	(6,066)
Total	$12,395	$(26,092)	(68)%	$38,487	$31,139	$(99,681)	(76)%	$130,820

As a percentage of revenue	3%			10%	2%			12%
For a reconciliation of net (loss) earnings attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company’s reportable segments, see “Note 7—Segment Information” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
North America Adjusted EBITDA decreased $29.2 million, or 72%, to $11.2 million, and decreased as a percentage of revenue, despite higher revenue of $71.3 million, due primarily to an increase in selling and marketing expense of $29.5 million as well as growth of Angi Services due to factors described above in the cost of revenue and selling and marketing three-month discussions.
Europe Adjusted EBITDA increased $3.1 million, as higher revenue of $0.3 million was more than offset by the increases in general and administrative expense of $2.4 million (excluding stock-based compensation expense), selling and marketing expense of $1.9 million, and product development expense of $1.4 million; each of which are described above.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
North America Adjusted EBITDA decreased $99.8 million, or 73%, to $37.1 million, and decreased as a percentage of revenue, despite higher revenue of $150.7 million, due primarily to an increase in selling and marketing expense of $93.9 million as well as growth of Angi Services due to factors described above in the cost of revenue and selling and marketing nine-month discussions.

Europe Adjusted EBITDA loss decreased $0.1 million, or 2%, due primarily to an increase of $10.2 million in revenue, mostly offset by the increase in general and administrative expense of $6.7 million (excluding stock-based compensation expense), which included a charge of $6.0 million related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value, and the increase in product development expense of $4.8 million.

Interest expense

Interest expense relates to interest on the ANGI Group Senior Notes, ANGI Group Term Loan, and commitment fees on the ANGI Group Revolving Facility. As of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety. The ANGI Group Revolving Facility was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
For a detailed description of long-term debt, net, see “Note 4—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(In thousands)
Interest expense	$6,032	$2,333	63%	$3,699	$18,463	$10,870	NM	$7,593
For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Interest expense increased due primarily to the issuance of the ANGI Group Senior Notes in August 2020 and the write-off of deferred debt issuance costs associated with the termination of the ANGI Group Revolving Facility, partially offset by a decrease in interest expense due to the repayment of the ANGI Group Term Loan during the second quarter of 2021.

Other (expense) income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(In thousands)
Other (expense) income, net	$(479)	$(702)	NM	$223	$(1,882)	$(2,738)	NM	$856
For the three months ended September 30, 2021 and 2020
Other expense, net in 2021 principally includes a net foreign currency exchange loss of $0.5 million.
Other income, net in 2020 principally includes interest income of $0.1 million and foreign currency exchange gains of $0.1 million.
For the nine months ended September 30, 2021 and 2020
Other expense, net in 2021 primarily includes the write-off of $1.1 million of deferred debt issuance costs related to the ANGI Group Term Loan which was repaid in its entirety during the second quarter of 2021 and net foreign currency exchange losses of $1.0 million, partially offset by interest income of $0.2 million.
Other income, net in 2020 primarily includes interest income of $1.6 million, partially offset by net foreign currency exchange losses of $0.3 million, and a $0.2 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in Angi Inc. shares during the first quarter of 2020.

Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Income tax benefit	$4,791	$(6,907)	(59)%	$11,698	$23,209	$5,571	32%	$17,638
Effective income tax rate	22%			NM	34%			NM
For further details of income tax matters, see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
In 2021, the effective income tax rate was higher than the statutory rate of 21%, due primarily to the benefit from the change in the annual expected effective income tax rate driven by the reduced impact of forecasted nondeductible stock-based compensation expense had on the increase in forecasted ordinary pre-tax losses, partially offset by foreign income taxed at different tax rates.
In 2020, the income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
In 2021, the effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by foreign income taxed at different tax rates.

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
Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as operating income (loss) excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The following table reconciles net (loss) earnings attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net (loss) earnings attributable to Angi Inc. shareholders	$(16,995)	$4,472	$(45,357)	$8,181
Add back:
Net earnings attributable to noncontrolling interests	302	731	626	1,049
Income tax benefit	(4,791)	(11,698)	(23,209)	(17,638)
Other expense (income), net	479	(223)	1,882	(856)
Interest expense	6,032	3,699	18,463	7,593
Operating loss	(14,973)	(3,019)	(47,595)	(1,671)
Add back:
Stock-based compensation expense	8,813	14,697	20,390	55,031
Depreciation	14,701	13,921	45,728	38,614
Amortization of intangibles	3,854	12,888	12,616	38,846
Adjusted EBITDA	$12,395	$38,487	$31,139	$130,820
For a reconciliation of operating loss to Adjusted EBITDA for the Company’s reportable segments, see “Note 7—Segment Information” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents and marketable debt securities:
United States	$449,687	$793,679
All other countries	26,938	19,026
Total cash and cash equivalents	476,625	812,705
Marketable debt securities (United States)	—	49,995
Total cash and cash equivalents and marketable debt securities	$476,625	$862,700

Long-term debt:
Senior Notes	$500,000	$500,000
Term Loan	—	220,000
Total long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,627	7,723
Total long-term debt, net	$494,373	$712,277
The Company’s international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see “Note 4—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided (used in) by:
Operating activities	$25,888	$173,185
Investing activities	$(26,663)	$(86,894)
Financing activities	$(335,046)	$378,450
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, amortization of intangibles, depreciation, impairment of long-lived and right-of-use assets, non-cash lease expense, and deferred income taxes.
2021
Adjustments to earnings consist primarily of $66.1 million of provision for credit losses, $45.7 million of depreciation, $20.4 million of stock-based compensation expense, $12.6 million of amortization of intangibles, $12.3 million of impairment charges on long-lived and right-of-use assets, $9.6 million of non-cash lease expense, and $6.4 million of revenue reserves, partially offset by $25.4 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $106.2 million in accounts receivable partially offset by increases of $23.3 million in accounts payable and other liabilities and $4.6 million of deferred revenue. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Angi Services. The increase in accounts payable and other liabilities is due primarily to increases in accrued advertising and related payables and accrued roofing material costs related to Angi Roofing, partially offset by the reduction in lease liabilities. The increase in deferred revenue is primarily driven by increases in annual membership payments and an increase in customer deposits for Angi Services jobs.

Net cash used in investing activities includes $52.1 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services, $25.4 million of cash principally related to the acquisition of Angi Roofing, partially offset by proceeds of $50.0 million from the maturities of marketable debt securities.
Net cash used in financing activities includes $220.0 million for the prepayment of the ANGI Group Term Loan, which otherwise would have matured on November 5, 2023, $56.1 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $35.4 million for the repurchase of 3.2 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $11.06 per share, and $23.5 million for the purchase of redeemable noncontrolling interests.
2020
Adjustments to earnings consist primarily of $60.1 million of provision for credit losses, $55.0 million of stock-based compensation expense, $38.8 million of amortization of intangibles, and $38.6 million of depreciation, and $10.2 million of non-cash lease expense, partially offset by $18.1 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $70.7 million, partially offset by an increase in accounts payable and other liabilities of $46.9 million. The increase in accounts receivable is due primarily to revenue growth. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables, and accrued compensation costs due, in part, to the deferral of payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act, partially offset by the reduction in lease liabilities..
Net cash used in investing activities includes purchases of marketable debt securities of $50.0 million and capital expenditures of $37.6 million, primarily related to investments in capitalized software to support the Company's products and services, and leasehold improvements.
Net cash provided by financing activities includes $500.0 million of proceeds from the issuance of the Senior Notes and a $3.1 million payment from IAC/InterActiveCorp (“IAC”) pursuant to the tax sharing agreement, partially offset by $54.4 million for the repurchase of 7.7 million shares of Class A common stock, on a settlement date basis, at an average price of $7.02 per share, $50.0 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $10.3 million in principal payments on the Term Loan, $5.6 million for debt issuance costs, and $4.3 million for the purchase of redeemable noncontrolling interests.

Liquidity and Capital Resources
Financing Arrangements
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which have been used for general corporate purposes, including the acquisition of Angi Roofing, and treasury share purchases.

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

Share Repurchase Authorizations and Activity
During the nine months ended September 30, 2021, the Company repurchased 3.2 million shares, on a trade date basis, of its common stock at an average price of $11.06 per share, or $35.4 million in aggregate. Angi Inc. has 16.1 million shares remaining in its share repurchase authorization as of September 30, 2021. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors Angi Inc. management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Outstanding Stock-based Awards
The Company may settle equity awards on a gross or a net basis upon factors deemed relevant at the time, and if settled on a net basis, with Angi remits withholding taxes on behalf of the employee. At IAC’s option, certain Angi stock appreciation rights can be settled in either Class A shares of Angi or shares of IAC common stock. If settled in IAC common stock, the Company reimburses IAC in either cash or through the issuance of Class A shares to IAC. The Company currently settles all equity awards on a net basis.
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
The following table summarizes the aggregate intrinsic value of all awards outstanding as of October 29, 2021; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)
Stock appreciation rights	$9,375	$4,687	374
Other equity awards(a)(b)	190,775	94,491	7,684
Total outstanding employee stock-based awards	$200,150	$99,178	8,058
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

Capital Expenditures
The Company’s 2021 capital expenditures are expected to be higher than 2020 capital expenditures of $52.5 million by approximately 25% to 30%, due primarily to increased investment in capitalized software to support the development of our products and services.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the “COVID-19 Update” section above, to date, the COVID-19 outbreak and measures designed to curb its spread have adversely impacted the Company’s business.

At September 30, 2021, IAC held all Class B shares of Angi Inc., which represent 84.6% of the economic interest and 98.2% of the voting interest of the Company. As a result, IAC has the ability to control Angi Inc.’s financing activities, including the issuance of additional debt and equity securities by Angi Inc. or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi Inc. is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi Inc.’s capital stock and its representation on the Angi Inc. board of directors. Additional financing may not be available on terms favorable to the Company or at all. In addition, the Company’s existing indebtedness could limit its ability to obtain additional financing.
The Company believes its existing cash, cash equivalents, and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the foreseeable future.

CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2021, other than the repayment of the outstanding balance of the ANGI Group Term Loan of $220.0 million, there have been no material changes to the Company’s contractual obligations since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2021, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020, other than the repayment of the outstanding balance of the ANGI Group term loan of $220.0 million, which bore interest at a variable rate, reducing the Company’s exposure risk related to changes in interest rates.

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

FTC Investigation of Certain HomeAdvisor Business Practices

On April 19, 2021, the staff of the Federal Trade Commission (“FTC”) informed HomeAdvisor that upon investigation it believes that certain of HomeAdvisor’s business practices relating to leads provided to service professionals and its mHelpDesk product are unfair or deceptive in violation of the FTC Act. The staff proposed to resolve its potential claims via a consent judgment mandating certain business practice changes (and an unspecified payment amount) and invited the company to engage in settlement discussions to resolve the matter. While HomeAdvisor believes that any such claims would be without merit and is prepared to defend vigorously against any enforcement proceeding, it is continuing a dialogue with the FTC to discuss the matter and cannot currently predict the outcome of this investigation and related discussions.

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
During 2021, we announced the appointment of a new Chief Executive Officer, a new Chief Financial Officer, and a new Chief Marketing Officer. Our executive management team is critical to the overall management of the Company and also plays a key role in maintaining our culture and setting our strategic direction. In connection with these executive management changes, we have experienced, and may continue to experience, employee and management turnover in certain areas. These recent changes in our executive management may also cause or result in: disruption of our business and operations; difficulty recruiting, hiring, motivating and retaining talented and skilled personnel; further departures of other members of management; increased stock price volatility; and difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions. Furthermore, these transitions could be a distraction to our executive management, business operations, service professionals and customers. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

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

During the second and third quarters of 2021, these efforts had a pronounced negative impact on Service Requests from organic search results and via our mobile applications, which in turn has resulted in increased paid search engine marketing to generate Service Requests. The combined effect of this during the three months ended September 30, 2021, has reduced revenue and increased marketing spend, materially more than expected at the launch of the brand initiative in the first quarter of 2021 and more significantly than our forecasts at the beginning of May 2021. We expect the pronounced negative impact to organic search results, increased paid search engine marketing and reduced monetization from our mobile applications will continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is more established. Any or all of these impacts could continue to increase our marketing costs (particularly to the extent free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. Finally, as we align and focus the organization around a single brand, we could experience financial and operational challenges and reduced service professional participation across our various product lines. Depending on market acceptance, our brand integration initiative could adversely affect our ability to attract and retain customers and service professionals, which could cause us not to realize some or all of the anticipated benefits contemplated by the brand integration initiative.

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
Pursuant to the employee matters agreement, 2,985 shares of Class A common stock and 42,243 shares of Class B common stock were issued to IAC on September 30, 2021 as reimbursement for shares of IAC common stock issued in connection with the settlement of certain equity awards held by our employees during the three months ended September 30, 2021. This issuance did not involve any underwriters or public offerings and we believe that such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the three months ended September 30, 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2021	537,140	$11.77	537,140	18,259,646
August 2021	1,514,127	$10.64	1,514,127	16,745,519
September 2021	675,683	$10.85	675,683	16,069,836
Total	2,726,950	$11.77	2,726,950	16,069,836
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorizations previously announced in March 2020 and February 2019.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of September 30, 2021 pursuant to the March 2020 and February 2019 share repurchase authorizations. The Company may repurchase shares pursuant to this share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.2	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2017.
3.3	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
4.1	Form of Angi Inc. Common Stock Certificate.	Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2021.
10.1	Employment Agreement between Dhanusha Sivajee and Angi Inc., dated as of July 30, 2021. (1)(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101.INS	Inline XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation (1)
101.DEF	Inline XBRL Taxonomy Extension Definition (1)
101.LAB	Inline XBRL Taxonomy Extension Labels (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	November 5, 2021
Angi Inc.

		By:	/s/ JEFFREY W. PEDERSEN
Jeffrey W. Pedersen
Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. PEDERSEN	Chief Financial Officer	November 5, 2021
Jeffrey W. Pedersen