Form 10-K
period 2021-12-31
Angi Inc.
filed 2022-03-01
CIK 1705110

As filed with the Securities and Exchange Commission on March 1, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 11, 2022, the following shares of the Registrant’s common stock were outstanding:

Class A Common Stock	79,607,313
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	501,626,560
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2021 was $1,076,847,384. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
Angi Inc., formerly ANGI Homeservices Inc., (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. During the year ended December 31, 2021, over 240,000 domestic service professionals actively sought consumer leads, completed jobs or advertised work through Angi Inc. platforms. Additionally, consumers turned to at least one of our brands to find a service professional for approximately 33 million projects during the year ended December 31, 2021.
The Company has two operating segments: (i) North America (United States and Canada), which includes Angi Ads, Angi Leads and Angi Services; and (ii) Europe. In March 2021, the Company rebranded its North American brands which operate as follows: Angi Ads operates under the Angi (formerly Angie’s List) brand, Angi Leads operates primarily under the HomeAdvisor, powered by Angi brand, and Angi Services operates primarily under the Handy and Angi Roofing brands. The Company categorizes its services under two main areas: 1) Angi Leads and Angi Ads, which include services that generate revenue from service professionals for consumer matches, revenue from service professionals under contract for advertising, and membership subscription revenue from service professionals and consumers; and 2) Angi Services, which primarily includes its pre-priced offerings by which the consumer purchases services directly from the Company and the Company engages a service professional to perform the service, as well as revenue from services provided by Angi Roofing, LLC (which includes the business the Company acquired on July 1, 2021 known as Total Home Roofing, Inc.)

We have been incorporated in the State of Delaware since 2017 and operate under the name Angi Inc., formerly ANGI Homeservices Inc. We are a publicly traded holding company that was formed to facilitate the combination of IAC/InterActiveCorp’s (“IAC”) HomeAdvisor business and Angie’s List, Inc. (the “Combination”), which was completed on September 29, 2017.
As used herein, “Angi,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).
DESCRIPTION OF OUR BUSINESSES
Angi Ads, Leads, & Angi Services
In the United States, the Company offers its service professionals and consumers three main services: 1) our Angi Ads business connects consumers with service professionals for local services through a nationwide online directory; 2) our Angi Leads business provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, matching consumers with independently established home services professionals engaged in a trade, occupation and/or businesses that customarily provides such services and provides consumers with tools to communicate with service professionals and pay for related services directly through Angi platforms; and 3) our Angi Services business allows consumers to browse and buy common household services at set prices directly from Angi, rather than requesting quotes, from service professionals (which we refer to as pre-priced offerings), as well as instantly book appointments with service professionals online for household services (primarily cleaning and handyman services) which are fulfilled by high-quality, pre-screened independent service professionals. The matching and pre-priced booking services and related tools and directories are provided to consumers free of charge. Angi Services also includes roof replacement services fulfilled via the Angi Roofing, LLC business.

As of December 31, 2021, Angi had a network of approximately 206,000 transacting service professionals (each of whom paid for consumer matches through Angi Leads and/or performed an Angi Services job in the quarter. In addition, our Angi Ads business had approximately 38,000 advertising service professionals under contract for advertising as of December 31, 2021.

Collectively, this service professional network provided services in more than 500 different categories, ranging from cleaning and installation services to simple home repairs and larger home remodeling projects, and in 64 discrete geographic areas in the United States. Angi Ads and Angi Leads generated approximately 33 million service requests during the year ended December 31, 2021. Service requests consist of fully completed domestic service requests submitted to Angi Leads and completed jobs sourced through Angi’s platforms.

Angi Ads Overview
Connecting consumers with service professionals for local services through the Angi nationwide online directory of service professionals across more than 500 service categories, as well as provides consumers with valuable tools, services and content (including verified reviews of local service professionals), to help them research, shop and hire for local services. Consumers can access the Angi nationwide online directory and related basic tools and services free of charge upon registration, as well as by way of purchased membership packages. Our Angi Ads business also sells term-based website and mobile and digital magazine advertising to service professionals, as well as provides them with quoting, invoicing, and payment services.
Consumer Services
Through our Angi Ads business, consumers who register for free can search for a service professional in the Angi nationwide online directory and/or be matched with a service professional, as well as access related basic tools and services, ratings, reviews, and certain promotions. In addition, two premium membership packages are available for a fee, which include varying degrees of online and phone support, access to exclusive promotion features, and an award-winning Angi digital magazine.
Consumers can rate service professionals listed in the Angi nationwide online directory on a one- to five- star rating scale based on a variety of criteria, including overall experience, availability, price, quality, responsiveness, punctuality and professionalism and other criteria, depending on the type of service provided. Ratings on each applicable criterion are weighted across all reviews submitted for the service professional to produce such professional’s overall rating on Angi. Consumers can also provide a detailed description of (and commentary regarding) their experiences with service providers. Ratings and reviews cannot be submitted anonymously, and there are processes in place to prevent service professionals from reporting on themselves or their competitors, as well as to detect fraudulent or otherwise problematic reviews.
Service Professional Services
Angi provides certified service professionals with a variety of services and tools, including quoting, invoicing, and payment services. Generally, service professionals with an average consumer rating below a “3” are not eligible for certification. Service professionals must satisfy certain criteria for certification, including retaining the requisite member rating, and owners or principals of businesses affiliated with service professionals must pass certain criminal background checks and attest to applicable licensure requirements.
Once eligibility criteria are satisfied, service professionals must then purchase term-based advertising to obtain certification. As of December 31, 2021, Angi had approximately 38,000 certified service professionals under contract for advertising. If a certified service professional fails to meet any eligibility criteria during the applicable contract term, refuses to participate in our complaint resolution process, and/or engages in what we determine to be prohibited behavior through any business, existing advertising and exclusive promotions will be suspended, and the related advertising contract will be subject to termination.
Certified service professionals rotate among the first service professionals listed in the Angi nationwide online directory search results for an applicable category (together with their company name, overall rating, number of reviews, certification badge and basic profile information), with non-certified service professionals appearing below certified service professionals in directory search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose to be matched with a service professional, Angi’s proprietary algorithm will determine where a given service professional appears within related results.
Angi Leads Overview
The Angi Leads (HomeAdvisor powered by Angi) digital marketplace (formerly known as the HomeAdvisor Marketplace) service connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. Our Angi Leads business provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments online, connect with service professionals instantly by telephone, and access several home services-related resources, such as cost guides for different types of home services projects.
Consumer Services
Consumers can submit a request to be matched with service professionals through the Angi Leads digital marketplace, as well as through certain paths on the Angi Ads and various third-party affiliate platforms. Depending on the nature of the service request and the path through which it was submitted, consumers are generally matched with service professionals from the Angi Leads digital marketplace, an Angi Services service professional or a combination of Angi Leads and Angi Ads service professionals (as and if available for the given service request).

Matches made through the Angi Leads and Angi Ads businesses and various third-party affiliate platforms and paths are made by way of Angi’s proprietary algorithm, based on several factors (including the type of services desired, location and the number of service professionals available to fulfill the request).
In all cases, service professionals may contact consumers with whom they have been matched directly and consumers can generally review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any service professional(s) referred by or found through any Angi branded or third-party affiliate platforms.
Consumers are responsible for booking the service and for paying the service professional directly, which can be done by consumers independently or via the Angi Pay function in the Angi Pro Leads mobile app, through which consumers can also finance payments to service providers through a third party.
In addition to the general matching services described above, our Angi Leads business also provides several on-demand services, including Instant Booking and Instant Connect. Consumers can also access Angi’s online True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as a library of home services-related content consisting primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with service professionals.
Service Professional Services
Angi Leads service professionals pay fees for consumer matches and subscription fees for Angi Leads memberships, which are available for purchase through our sales force. The basic annual membership package includes membership in the Angi Leads digital marketplace, as well as access to consumer matches (for which additional fees are paid) through Angi Leads and Angi Ads platforms, and a listing in the Angi Leads online directory and certain other affiliated directories. Membership also includes a business profile page on HomeAdvisor.com and Angi.com, a mobile application and access to various online tools designed to help service professionals more effectively market to, manage and connect with, consumers with whom they are matched. In addition to the commercial membership terms, in order to be admitted into the Angi Leads network, service professionals must validate their home services experiences, as well as satisfy credential verification of any required state-level licensing and the owner or principal passing certain criminal background checks. Once in the network, the service professional must maintain at least a three-star customer rating. If a service professional in the Angi Leads network fails to meet any eligibility criteria during the term of its contract, refuses to participate in the complaint resolution process, or engages in what we determine to be prohibited behavior through any of our service channels, the service professional is subject to being removed from the Angi network.
Angi Services Overview
Angi began offering pre-priced offerings after acquiring Handy Technologies, Inc. (“Handy”) on October 19, 2018. Angi Services was launched in August 2019 on the Angi platform. Angi Services provides a pre-priced booking service, whereby consumers can request services through either the Angi or Handy platforms and pay Angi or Handy for the services directly. Angi then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services.

On July 1, 2021, Angi acquired certain assets and liabilities of Total Home Roofing, LLC. Upon completion of the acquisition, the acquired assets and liabilities were distributed to a newly created legal entity called Angi Roofing LLC, which operates as a part of Angi Services. Angi Roofing is a roof replacement and repair company serving the Florida market (a market leader) and to a limited extent Ohio, Kentucky, and Indiana markets.
Consumer Services
Consumers can submit requests for work to be done on the Handy and Angi apps and matches will be made through Handy platforms and paths based on the type of service desired, location and the date and time the consumer wants the service to be provided. In the case of Handy service professionals, consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. In certain markets, consumers can also submit a request to book a specific Handy service professional for a given household service.
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
Angi Roofing consumers are identified through lead generation services as well as organically through consumers that reach out directly. Consumers are able to receive roof replacement services, as well as a warranty on the quality of workmanship.

Service Professional Services
Angi Services service professionals, including those on the Handy platform, are provided with access to a pool of consumers seeking service professionals and must validate their home services experiences, as well as satisfy credential verification and a background check (either as an individual professional or as the owner or principal of the business) and maintain an acceptable rating to remain on the Angi and Handy platforms. Access to the platforms will be revoked for repeatedly receiving low customer satisfaction ratings.
Our International Businesses
We also operate several international businesses that connect consumers with home service professionals. These international businesses include: (i) Travaux, MyHammer and Werkspot, the leading home services marketplaces in France, Germany and the Netherlands, respectively, (ii) MyBuilder, and Instapro, leading home services marketplaces in the United Kingdom and Italy, respectively, and (iii) the Austrian operations of MyHammer. We own controlling interests in MyHammer and wholly-own MyBuilder, Travaux, Werkspot and Instapro. The business models of our international businesses vary by jurisdiction and differ in certain respects from Angi business models.
Revenue
Angi Ads and Leads Revenue is primarily derived from (i) advertising revenue, which includes revenue from service professionals under contract for advertising, (ii) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), and (iii) membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Angi Services revenue is primarily comprised of revenue from jobs (i) sourced through the “Book Now” feature which lets consumers complete booking the entire transaction digitally for work that is completed physically, (ii) under managed projects (including Angi Roofing) which are home improvement projects, and (iii) through retail partnerships for installation of furniture or other household items.
Marketing
In March 2021, the Company changed its name to Angi Inc. and updated one of its leading websites and brands, Angie’s List, to Angi, and concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts to a single brand.
We market our various products and services to consumers primarily through digital marketing (primarily paid search engine marketing, display advertising and third-party affiliate agreements) and traditional offline marketing (national television and radio campaigns), as well as through e-mail and free search engine marketing. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote our products and services (and those of our service professionals) on their platforms. In exchange for these efforts, these third parties are paid a fixed fee when visitors from their platforms click through and submit a valid service request through our platforms, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to us. We also market our products and services to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
We market Angi Leads matching services and membership subscriptions and Angi Ads’ term-based advertising and related products are marketed to service professionals primarily through our sales force. These products and services are also marketed, together with our Handy branded products and services and our pre-priced bookings and various directories, through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers.
Both generally, and in connection with the brand integration initiative describe below, we have made (and expect we will continue to make) substantial investments in digital and traditional offline marketing (with continued expansion into new and existing digital platforms) to consumers and service professionals to promote our products and services and drive visitors to our various platforms and service professionals.
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
We believe that our ability to compete successfully will depend primarily upon the following factors:
•the ability to successfully implement the brand integration initiative;
•the ability of the Angi Services business to expand pre-priced booking services, while balancing the overall mix of service requests and directory services on Angi platforms generally;
•the size, quality, diversity and stability of our network of service professionals and the breadth of our online directory listings;
•our ability to consistently generate service requests and pre-priced bookings through the Angi platforms that convert into revenue for our service professionals in a cost-effective manner;
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
•our ability to continue to build and maintain awareness of, and trust in and loyalty to, our Angi brand; and
•the quality and consistency of our service professional pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.
Intellectual Property
We regard our intellectual property rights as critical to our success generally, with our trademarks, service marks and domain names being especially critical to the continued development and awareness of our brands and our marketing efforts.
We protect our intellectual property rights through a combination of registered copyrights, trademarks, trade dress, domain name registrations, trade secrets and patent applications, as well as through contractual restrictions and reliance on federal, state and common law. We enter into confidentiality and proprietary rights agreements with employees, consultants, contractors and business partners, and employees and contractors are also subject to invention assignment provisions.
We have several registered trademarks in the United States (the most significant of which relate to our Angi and HomeAdvisor brands), as well as other trademarks in Canada and Europe, and several pending trademark applications in the United States and certain other jurisdictions. We have also registered a variety of domestic and international domain names, the most significant of which relate to our HomeAdvisor and Angi brands. In addition, we have one patent in the United States that expires in November 2035 and three patent applications pending in the United States.
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
We are particularly sensitive to laws and regulations that adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact the ability or manner in which we provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and undermine open and neutrally administered Internet access. For example, the United Kingdom’s proposed May 2021 Online Safety Bill, which like previous proposed legislation, seeks to create a new regulatory body responsible for establishing duties of care for Internet companies that provide user-generated content and for assessing related compliance. As proposed, failure to comply with the legislation could result in fines, blocking of services and personal liability for senior management. To the extent our businesses are required to implement new measures and/or make changes to our products and services to ensure compliance, our business, financial condition and results of operations could be adversely affected. Compliance with this legislation or similar or more stringent legislation in other jurisdictions could be costly, and the failure to comply could result in service interruptions and negative publicity, any or all of which could adversely affect our business, financial condition and results of operations. In addition, in December 2017, the U.S. Federal Communications Commission (the “FCC”) adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. To the extent Internet service providers take such actions, our business, financial condition and results of operations could be adversely affected. Similarly, there have been various legislative efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change as a result. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure for additional liabilities.
We are also generally sensitive to the adoption of new tax laws. The European Commission and several European countries have recently adopted (or intend to adopt) proposals that would change various aspects of the current tax framework under which our European businesses are taxed, including proposals to change or impose new types of non-income taxes (including taxes based on a percentage of revenue). For example, we are subject to and pay the Digital Services Tax in the United Kingdom, France, and Italy. Similar proposed tax laws could adversely affect our business, financial condition and results of operations.
As a provider of products and services with a membership-based element, we are also sensitive to the adoption of laws and regulations affecting the ability of our businesses to periodically charge for recurring membership or subscription payments. For example, many U.S. states have considered enacting legislation that could impact the ability of our businesses to efficiently process auto-renewal payments for, as well as offer promotional or differentiated pricing. The adoption of any law that adversely affects revenue from recurring membership or subscription payments could adversely affect our business, financial condition and results of operations.
We are particularly sensitive to laws and regulations related to the adoption and interpretation of worker classification laws, specifically, laws that could effectively required us to change our classification of certain of our service professional from independent contractors to employees.
We are also subject to laws governing marketing and advertising activities conducted by/through telephone, e-mail, mobile devices and the Internet, including the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM Act and similar state laws, as well as federal, state, and local laws and agency guidelines governing background screening.
Human Capital Management
As of December 31, 2021, we employed approximately 5,200 full-time employees worldwide, the substantial majority of which provided services to our brands and businesses located in the United States. We also retain consultants, independent contractors, and temporary and part-time workers.
Talent and Development
The development, attraction and retention of employees is critical to our success. We strive to provide an atmosphere that fosters teamwork and growth. We are investing in a more productive, engaged, diverse and inclusive workforce. To support the advancement of our employees, we offer training and development programs and encourage advancement from within. In 2020, we launched a Learning Management system for broader facilitation of training resources. We leverage both formal and informal programs designed to identify, foster, and retain top talent. We believe that our rich culture enables us to create, develop and fully leverage the strengths of our workforce to exceed consumer expectations and meet our growth objectives. We also place a high value on inclusion, engaging employees in our Diversity, Equity and Inclusion Council, or DEI, which is staffed by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. Recent DEI initiatives include unconscious bias training and a women in leadership program.

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
Community
We encourage our employees to become involved in their communities by providing full-time employees eight hours of paid-time off each year to volunteer in local community-based programs.
COVID Response
In response to the COVID-19 pandemic, we quickly implemented safety and health standards and protocols for our employees to ensure a safe work environment. Employees in our offices have been working remotely since March 2020 and we have moved our sales employees to work fully remotely. When our corporate employees return to the office, we will adhere to the recommended protocols of the Centers for Disease Control or local regulations. We have offered paid leave for COVID-related illness that meet local requirements.
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
Additional Information
Company Website and Public Filings
We maintain a website at www.angi.com. Neither the information on this website, nor the information on the websites of any of our brands and businesses, is incorporated by reference into this annual report, or into any other filings with, or into any other information furnished or submitted to, the U.S. Securities and Exchange Commission (“SEC”).
We also make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of Ethics
Our code of ethics applies to all of our employees (including our principal executive officer, principal financial officer and principal accounting officer) and directors and is posted on our website at http://ir.angi.com under the heading “Code of Ethics.” This code of ethics includes provisions enumerated in Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to this code of ethics that affect the provisions required by Item 406 of Regulation S-K (and any waivers of such provisions of the code of ethics for our executive officers, senior financial officers or directors) will also be disclosed on our website.
RELATIONSHIP WITH IAC
Equity Ownership and Vote
We have two classes of capital stock outstanding, Class A common stock and Class B common stock, with one vote and ten votes per share, respectively. Our shares of Class B common stock are convertible into shares of Class A common stock on a share for share basis. As of December 31, 2021, IAC owned all of our outstanding shares of Class B common stock, and 2,588,180 outstanding shares of the Company’s Class A common stock, in total representing approximately 84.5% of our total outstanding shares of capital stock and approximately 98.2% of the total combined voting power of our outstanding capital stock.

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
Services Agreement
The services agreement currently governs services that IAC has agreed to provide to us through September 29, 2021, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the total combined voting power of our voting stock and any subsequent extension(s) or truncation(s) agreed to by us and IAC. The services agreement has been renewed through September 29, 2022. Services currently provided to us by IAC pursuant this agreement include: (i) assistance with certain legal, M&A, human resources, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations; (ii) accounting, controllership and payroll processing services; (iii) investor relations services and (iv) tax compliance services. The scope, nature and extent of services may be changed from time to time as we and IAC may agree.
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
Lastly, pursuant to the employee matters agreement, in the event of a distribution of Angi Inc. capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation Committee of the IAC board of directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all of part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of Angi Inc. Class A Common Stock, which Angi Inc. would be obligated to assume and which would be dilutive to Angi's stockholders.

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
The home services industry is competitive, with a consistent and growing stream of new products, services and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas, with certain consumer and service professional demographics and/or in other key areas that we currently serve or may serve in the future. Generally, we compete with search engines, online marketplaces and social media platforms that have the ability to market their products and services online in a more prominent and cost-effective manner than we can, as well as better tailor their products and services to individual users. Any of these advantages could enable these competitors to offer products and services that are more appealing to consumers and service professionals than our products and services, respond more quickly and/or cost effectively than we do to evolving market opportunities and trends, and/or display their own integrated or related home services products and services in search results and elsewhere in a more prominent manner than our products and services, which could adversely affect our business, financial condition and results of operations.
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
Our brands and businesses are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and spending behavior.
We have historically been, and will continue to be, particularly sensitive to events and trends that result in consumers delaying or foregoing home services projects and/or service professionals being less likely to pay for consumer matches and subscriptions. Any such event or trend (for example, a general economic downturn or sudden disruption in business conditions, consumer confidence, spending levels and access to credit) could result in decreases in service requests, pre-priced bookings and directory searches. Any such decreases could adversely impact the number and quality of service professionals at Angi Leads and Angi Services and at our directories and/or adversely impact the reach of (and breath of services offered through) the Angi Leads and Angi Services and our directories, any or all of which could adversely affect our business, financial condition and results of operations.
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
The expansion of our pre-priced booking services, while balancing the overall mix of our service request and directory services on our platforms, is critical to our business, financial condition and results of operations.
For our Angi Services offerings, we contract with a service professional to perform a specific task for a consumer at a contracted price. Pre-priced booking services potentially offer higher margin opportunities, but also involve greater financial risk because we bear the impact of cost overruns, which could result in increased costs and expenses. An increase in the percentage of pre-priced booking services may also reduce service professional’s level of participation in our Angi Ads and Angi Leads offerings. As we expand our pre-priced booking services, we expect our mix of pre-priced booking services will be increasing over time, which could increase the risk that we suffer losses if we underestimate the level of effort or costs required to perform the consumer’s task. Our profits could be adversely affected if our costs exceed the assumptions we used in offering the contracted task. For example, we may miscalculate the costs, materials, or time needed to complete a task or we might be provided with inaccurate information by the consumer, which could result in us charging consumers too little for contracted tasks, which in turn would result in us having to absorb the actual, higher cost for contracted tasks or risk not being able to find service professionals to perform contracted tasks at the contracted rate. Our business, financial condition and results of operations could be adversely affected if our actual costs exceed the assumptions we used in offering the contracted task in our pre-priced booking service.
COVID-19 and other similar outbreaks could adversely affect our business, financial condition and results of operations.
The COVID-19 pandemic has caused a widespread global health crisis, resulting in significant disruption and has had (and is likely to continue to have) an adverse effect on economic conditions generally, as well as on consumer confidence and spending, all of which could have an adverse effect on our businesses, financial condition and results of operations. When COVID-19 first impacted North America and Europe in the early spring of 2020, we experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we experienced a rebound in service requests in the second half of 2020 and through early 2021, service requests did start to decline in May 2021 compared to the comparable months of 2020 as a result of the surge in 2020 and due to impacts of our brand integration initiative that we commenced in March 2021. Moreover, many service professionals’ businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which negatively impacted our ability to monetize the increased level of service requests through the first quarter of 2021. Although our ability to monetize service requests rebounded modestly in the second half of 2021, we still have not returned to levels we experienced pre-COVID-19. No assurances can be provided that we will continue to be able to improve monetization, or that service professionals’ businesses will not be adversely impacted in the future.
The extent to which developments related to the COVID-19 pandemic and measures designed to curb its spread continue to impact our business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the continuing spread of COVID-19, the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes toward receiving them, materials and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments.
In addition, in response to the COVID-19 outbreak and government-imposed measures to control its spread, our ability to conduct ordinary course business activities has been (and may continue to be) impaired for an indefinite period of time. For example, we have taken several precautions that could adversely impact employee productivity, such as requiring employees to work remotely, as well as imposing travel restrictions and temporarily closing office locations. While we have found that our employees (including call center and sales employees) have transitioned to working remotely with limited disruption to date, no assurances can be provided that their productivity and efficiency will remain at pre-pandemic levels, particularly if they are required to continue working remotely for an extended period of time. Also, working remotely may involve increased operational risks, such as increased risks of “phishing,” other cybersecurity attacks or the unauthorized dissemination of personally identifiable information or proprietary and confidential information. Lastly, moving employees back to the office may introduce distraction that could have a temporary negative impact on the Company’s productivity, and in turn, revenue. We may also experience increased operating costs as we gradually resume normal operations and enhance preventative measures, including with respect to real estate, compliance and insurance-related expenses. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors or business partners are adversely affected. Any of these measures or impairments could adversely affect our business, financial condition and results of operations.
Success depends, in substantial part, on our ability to maintain and/or enhance our brands, which could be negatively impacted by various factors.
We own and operate two of the leading home services brands in the United States (Angi and HomeAdvisor), as well as leading brands in several foreign jurisdictions. In March 2021, we updated one of our leading websites and brands, Angie’s List, to Angi, and concentrated our marketing investment in the Angi brand in order to focus our marketing, sales, and branding efforts on a single brand.

We believe that our success depends, in substantial part, on our continued ability to build awareness and loyalty to our Angi brand, maintain and enhance our established brands, as well as build awareness of (and loyalty to) new and emerging brands. Events that could negatively impact our brands and brand-building efforts include (among others): product and service quality concerns; service professional quality concerns; consumer and service professional complaints and lawsuits; lack of awareness of our policies or confusion about how the policies are applied; a failure to respond to feedback from our service professionals and consumers; ineffective advertising; inappropriate and/or unlawful acts perpetrated by service professionals and consumers; actions or proceedings commenced by governmental or regulatory authorities; and inadequate data protection and security breaches including related bad publicity. Any factors that negatively impact the Angi and/or HomeAdvisor brand(s) could materially and adversely affect our business, financial condition and results of operations.
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

We have incurred and may continue to incur substantial costs as a result of our brand integration initiative that we commenced in March 2021, and we may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by Angie’s List, and our customers and service professionals may be confused as we transition and focus on the Angi brand. Our Company relies heavily on free and paid search engine marketing efforts to drive traffic to our platforms. Our brand initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, we shifted marketing to support the Angi brand, away from the HomeAdvisor brand, which has negatively affected the efficiency of our search engine marketing efforts.

Since the beginning of the integration process, these efforts have had a pronounced negative impact on service requests from organic search results and via our mobile applications, which in turn has resulted in increased paid search engine marketing to generate service requests. These factors have increased marketing spend and reduced revenue during the year ended December 31, 2021, materially more than expected at the launch of the brand initiative in March 2021. We expect the pronounced negative impact to organic search results, increased paid search engine marketing and reduced monetization from our mobile applications will continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is more established. Any or all of these impacts could continue to increase our marketing costs (particularly to the extent free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. Finally, as we align and focus the organization around a single brand, we could experience financial and operational challenges and reduced service professional participation across our various product lines. Depending on market acceptance, our brand integration initiative could adversely affect our ability to attract and retain customers and service professionals, which could cause us not to realize some or all of the anticipated benefits contemplated by the brand integration initiative.

Our success depends, in substantial part, on our ability to establish and maintain relationships with quality and trustworthy service professionals.
We must continue to attract, retain and grow the number of skilled and reliable service professionals who can provide services across our platforms. If we do not offer innovative products and services that resonate with consumers and service professionals generally, as well as provide service professionals with an attractive return on their marketing and advertising investments, the number of service professionals affiliated with our platforms would decrease. Any such decrease would result in smaller and less diverse networks and directories of service professionals, and in turn, decreases in service requests, pre-priced bookings and directory searches, which could adversely impact our business, financial condition and results of operations.
In addition to skill and reliability, consumers want to work with service professionals whom they can trust to work in their homes and with whom they can feel safe. While we maintain screening processes (which generally include certain, limited background checks) to try and prevent unsuitable service professionals from joining our platforms, these processes have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any service provider on our platforms. Inappropriate and/or unlawful behavior of service professionals generally (particularly any such behavior that compromises the trustworthiness of service providers and/or of the safety of consumers), could result in decreases in service requests, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.

Marketing efforts designed to drive traffic to our brands and businesses may not be successful or cost-effective.
Attracting consumers and service professionals to our brands and businesses involves considerable expenditures for online and offline marketing. We have made, and expect to continue to make, significant marketing expenditures, primarily for digital marketing (primarily paid search engine marketing, display advertising and third-party affiliate agreements) and traditional offline marketing (national television and radio campaigns). These efforts may not be successful or cost-effective. Historically, we have had to increase marketing expenditures over time to attract and retain consumers and service professionals and sustain our growth.
Our ability to market our brands on any given property or channel is subject to the policies of the relevant third-party seller, publisher of advertising (including search engines and social media platforms with extraordinarily high levels of traffic and numbers of users) or marketing affiliate. As a result, we cannot assure you that these parties will not limit or prohibit us from purchasing certain types of advertising (including the purchase by Angi of advertising with preferential placement), advertising certain of our products and services, and/or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third-party sellers, publishers of advertising and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.
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
Lastly, we also enter into various arrangements with third parties to drive visitors to our Angi platforms. These arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of traffic and leads generated through third-party arrangements are dependent on many factors, most of which are outside our control. If the quality and/or convertibility of traffic and leads do not meet the expectations of our users and/or Angi Leads service professionals, they could leave our network and/or decrease their budgets for consumer matches or participation in pre-priced booking services, any or all of which could adversely affect our business, financial condition and results of operations.
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
The amount of traffic we attract from search engines is due in large part to how and where information about our brands (and links to websites offering our products and services) are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to websites offering our products and services, and negatively impacted traffic to such websites, and we expect that search engines will continue to make such changes from time to time in the future.
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
We depend on search engines, digital app stores and social media platforms, in particular, those operated by Google, Apple and Facebook, to market, distribute and monetize our products and services. Consumers engage with these platforms directly, and as a result, these platforms may receive personal data about consumers that we would otherwise receive if we transacted with them directly. Certain of these platforms have restricted our access to personal data about users of our products and services obtained through their platforms. If these platforms limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about users of our products and services that they have collected, our ability to identify and communicate with a meaningful portion of our user base may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user base and the population generally, and the efficiency of our paid marketing efforts could be adversely affected. We cannot assure you that search engines, digital app stores and social media platforms upon which we rely will not limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about users of our products and services that they have collected. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, on our ability to continue to develop and monetize versions of our products and services for mobile and other digital devices.
As consumers increasingly access our products and services through mobile and other digital devices (including through digital voice assistants), we will need to continue to devote significant time and resources to ensure that our products and services are accessible across these platforms (and multiple platforms generally). If we do not keep pace with evolving online, market and industry trends including the introduction of new and enhanced digital devices and changes in the preferences and needs of consumers and service professionals generally, offer new and/or enhanced products and services in response to such trends that resonate with consumers and service professionals, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
We are particularly sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our service professionals from independent contractors to employees, as well as changes to state and local laws or judicial decisions related to the definition and/or classification of independent contractors. For example, in 2019, California passed a worker classification statute (AB 5), which effectively narrowed the definition of an independent contractor by requiring hiring entities to use a stricter test to determine a given worker’s classification placed the burden of proof for classifying workers as independent contractors on the hiring entity, and provided enforcement powers to the state and certain cities. AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws. Since we currently treat service professionals who provide services through our business as independent contractors for all purposes, we do not withhold federal, state and local income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments or provide workers’ compensation insurance with respect to these individuals. If we are required as the result of new laws, interpretations or orders to reclassify these individuals as employees, we could be exposed to various liabilities and additional costs, including exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest, any or all of which could adversely affect our business, financial condition and results of operations. We are involved in various legal proceedings and investigations challenging the classification of these individuals as independent contractors, and may become involved in other proceedings and investigations in the future.
We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us.
We are regularly under attack by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. We continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users. We have invested (and continue to invest) heavily in these efforts and related personnel and training and deploy data minimization strategies (where appropriate), but these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant events of this nature in the future.
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
We receive, process, store and transmit a significant amount of personal, confidential or sensitive user information and, in certain cases, enable users to share their personal information with each other. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators and impacted individuals, and it may be costly to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. When breaches of security (ours or that of any third-party we engage to store information) occur, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions) and the reputation of our brands and business could be harmed, which could adversely affect our business, financial condition and results of operations. In addition, if any of the search engines, digital app stores or social media platforms through which we market, distribute and monetize our products and services were to experience a breach, third parties could gain unauthorized access to personal data about our users and subscribers, which could harm the reputation of our brands and businesses and in turn, adversely affect our business, financial condition and results of operations.
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
For example, a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the “GDPR”), became effective in May 2018. The GDPR, which applies to companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance, as well as provides a private right of action for individual claimants. The GDPR will continue to be interpreted by European Union Data protection regulators, which may require that we make changes to our business practices and could generate additional risks and liabilities. Data protection regulators in European union member states have taken a strict view of cookie consent requirements after the enactment of the GDPR and enforcement actions are on the rise.
Also, the exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom.
Moreover, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various state legislatures. Other U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective January 1, 2020 (the “CCPA”). The CCPA provides data privacy rights for California consumers, including the right to know what personal information is being collected about them and how it is being used, as well as significant rights over the use of their personal information and operational requirements for businesses. The CCPA restricts the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations, which could adversely affect our business, financial condition and results of operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages of up to $750 per violation, with the California Attorney General maintaining authority to enforce the CCPA and seek civil penalties for intentional violations of up to $7,500 per violation. In addition, California Privacy Rights Act (“CPRA”) will take effect on January 1, 2023, and will revise and significantly expand the scope of the CCPA. The CPRA also creates a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. This could further restrict the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations and/or impose additional operational requirements on our businesses, which could adversely affect our business, financial condition and results of operations. Virginia and Colorado also passed comprehensive privacy legislation in 2021. These state laws have similar requirements to those under the CCPA and penalties that range up to $7,500 per violation. Both laws take effect in 2023 could restrict the ability of our businesses to use personal user and subscriber information of Virginia and Colorado users in connection with our various products, services, and operations and/or impose additional operational requirements on our business, which could adversely affect our business, financial condition, and results of operations. Lastly, the Federal Trade Commission has also increased its focus on privacy and data security practices and we anticipate this focus to continue.

We could be subject to claims of non-compliance with applicable privacy and data protection policies, laws and regulations and industry standards and practices that we may not be able to successfully defend and/or significant fines and penalties. Moreover, any non-compliance or perceived non-compliance by us (or any third-party we engage to store or process information) or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation (including consumer class actions), claims of breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, which could adversely affect our business, financial condition and results of operations. Additionally, to the extent multiple U.S. state-level (or European Union member-state level) laws are introduced with inconsistent or conflicting standards and there is no federal or European Union regulation to preempt such laws, compliance could be even more difficult to achieve and our potential exposure to the risks discussed above could increase.
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
When third parties (including credit card processing companies, as well as any business that offers products and services online or offline) experience a data security breach involving credit card information, affected cardholders will often cancel their credit cards. The more sizable a given affected third-party’s customer base, the greater the number of accounts impacted and the more likely it will be that our service professionals and consumers would be impacted by such a breach. If such a breach were to impact our service professionals and consumers, we would need to contact affected service professionals and consumers to obtain new payment information. It is likely that we would not be able to reach all affected service professionals and consumers, and even if we could, new payment information for some may not be obtained and pending payments may not be processed, which could adversely affect our business, financial condition and results of operations.
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
We also continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer and service professional experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various products and services, and keep up with changes in technology and user preferences. If we do not do so in a timely and cost-effective manner, the user experience and demand across our brands and businesses could be adversely affected, which could adversely affect our business, financial condition and results of operations.
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
•successfully identify and realize potential synergies among acquired and existing businesses;
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
•differing and potentially complex laws and regulations, including related to tax, data privacy, cybersecurity and data protection, and related compliance challenges;
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
We rely on a combination of laws and contractual restrictions on access to and use of proprietary information with employees, customers, suppliers, affiliates and others to establish and protect our and their various intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. We also generally seek to apply for patents or for similar statutory protections as and if we deem appropriate, based on then current facts and circumstances, and will continue to do so in the future. No assurances can be given that these efforts will result in adequate trademark and service mark protection, adequate domain name rights and protections, the issuance of a patent or adequate patent protection against competitors and similar technologies. Third parties could also create new products or methods that achieve similar results without infringing upon patents we own.
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
We depend on our key personnel.
Our future success depends upon our ability to identify, hire, develop, motivate and retain highly skilled, diverse individuals, particularly in the case of senior and executive management. Competition for well-qualified employees across our various businesses is intense and we must attract new (and retain existing) employees to compete effectively. While we have established programs, we may not be able to continue to attract new (and retain existing) key and other employees in the future, especially in the technical fields of engineering and product development. In addition, if we do not ensure the effective transfer of knowledge and smooth transitions (particularly in the case of senior and executive management) across our various businesses, our business, financial condition and results of operations, could be adversely affected.
Failure to obtain and maintain required licenses or to comply with applicable regulations could adversely affect our business, financial condition and results of operations.
We may be required under certain state and local government regulations to obtain and maintain licenses to perform pre-priced booking services on our platforms. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some jurisdictions, the loss of a license for cause may lead to the loss of licenses in other jurisdictions and could make it more difficult to obtain additional licenses. The failure to receive or retain a license, or any other required permit, in a particular location, or to continue to qualify for, or renew licenses, could negatively impact our business. We may also spend significant amounts of money and effort to obtain licenses and continued compliance with applicable regulations. If we fail to comply with such licensing and permit regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations in such location until we achieve compliance, which could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Our Relationship with IAC
IAC controls our company and will have the ability to control the direction of our business.
As of December 31, 2021, IAC owned all of our outstanding shares of Class B common stock, and 2,588,180 outstanding shares of the Company’s Class A common stock, in total representing approximately 84.5% of our total outstanding shares of capital stock and approximately 98.2% of the total combined voting power of our outstanding capital stock. For so long as IAC owns shares of our capital stock that represent a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder (subject to certain limited exceptions for certain class votes). As a result, IAC has (and we expect will continue to have) the ability to control significant corporate activities, including:
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
•stock repurchases or the payment of one-time or recurring dividends; and
•the number of shares available for issuance under our equity incentive plans.
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
In addition, pursuant to the investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to the employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our various agreements with IAC, see “Note 14-Related Party Transactions with IAC” to the consolidated financial statements included in “Item 8-Consolidated Financial Statements and Supplementary Data.”
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
Various conflicts of interest between us and IAC could arise. As of the date of this report, four of our twelve directors are current directors or executive officers of IAC. Ownership interests of these individuals and IAC in our capital stock and ownership interests of our directors and officers in IAC capital stock, or service by an individual as either a director and/or officer of both companies, could create or appear to create potential conflicts of interest when such individuals are faced with decisions relating to us. These decisions could include:
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
Furthermore, disputes may arise between us and IAC relating to our past and ongoing relationships, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to: tax, employee benefit, indemnification and other matters arising from the Combination; the nature, quality and pricing of services IAC agrees to provide to us; sales or other disposals by IAC of all or a portion of its ownership interest in us; and business combinations involving us.

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
Because IAC owns more than 50% of the combined voting power of our outstanding capital stock, we are a “controlled company” under the Marketplace Rules of The Nasdaq Stock Market, LLC (the “Marketplace Rules”). As a “controlled company,” we are exempt from compliance with certain Marketplace Rules related to corporate governance, including that a majority of our board of directors consists of “independent directors” (as defined in the Marketplace Rules) and that we have a nominating/governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
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
Pursuant to our tax sharing agreement with IAC, we generally will be responsible and will be required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or its subsidiaries that includes us or any of our subsidiaries to the extent attributable to us or any of our subsidiaries (excluding certain taxes attributable to Angi and its subsidiaries for taxable periods (or portions thereof) ending on or before the completion of the Combination), as determined under the tax sharing agreement, and (ii) all taxes imposed with respect to any consolidated, combined, unitary or separate tax returns of ours or any of our subsidiaries. To the extent IAC fails to pay taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or one of its subsidiaries that includes us or any of our subsidiaries, the relevant taxing authority could seek to collect such taxes (including taxes for which IAC is responsible under the tax sharing agreement) from us or our subsidiaries.
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
Risks Related to Our Indebtedness
We may not be able to generate sufficient cash to service our indebtedness.
Our ability to satisfy our debt obligations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.
We may not be able to generate sufficient cash flow from our operations to meet our scheduled debt obligations. If so, we could be forced to reduce or delay capital expenditures, sell assets or seek additional capital in a manner that complies with the terms (including certain restrictions and limitations) of our current indebtedness. If these efforts do not generate sufficient funds to meet our scheduled debt obligations, we would need to seek additional financing and/or negotiate with our bondholders to restructure or refinance our indebtedness. Our ability to do so would depend on the condition of the capital markets and our financial condition at such time. Any such financing, restructuring or refinancing could be on less favorable terms than those governing our current indebtedness and would need to comply with the terms (including certain restrictions and limitations) of our existing indebtedness.
Risks Related to Ownership of Our Class A Common Stock
The multiclass structure of our capital stock has the effect of concentrating voting control with IAC and limiting the ability of holders of our Class A common stock to influence corporate matters.
Each share of our Class B common stock has ten votes per share and each share of our Class A common stock has one vote per share. As of December 31, 2021, IAC owned all of our outstanding shares of Class B common stock, and 2,588,180 outstanding shares of the Company’s Class A common stock, in total representing approximately 84.5% of our total outstanding shares of capital stock and approximately 98.2% of the total combined voting power of our outstanding capital stock. Due to the ten-to-one voting ratio between our Class B common stock and Class A common stock, IAC (and any future holders of our Class B common stock, collectively) will continue to control a substantial majority of the combined voting power of our capital stock. This concentrated control will significantly limit the ability of holders of our Class A common stock to influence matters submitted to our stockholders for approval.
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
We have never declared or paid cash dividends and we currently have no plans to pay cash dividends on our Class A common stock and/or Class B common stock. Instead, we currently anticipate that all of our future earnings will be retained to support our operations and finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including: our historic and projected financial condition, liquidity and results of operations; our capital levels and needs; tax considerations; any acquisitions that we may consider; statutory and regulatory prohibitions and other limitations; the terms of any credit agreement or other borrowing arrangements that restrict our ability to pay cash dividends; general economic conditions; and other factors deemed relevant by our board of directors.
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
Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
We believe that the facilities for our management and operations are generally adequate for our current and near-term future needs. Our facilities, most of which are leased, consist of executive and administrative offices, sales offices and data centers. We do not anticipate any future problems renewing or obtaining suitable leases for us or any of our businesses. We currently lease approximately 152,000 square feet of office for our corporate headquarters, Angi business and administrative and sales force personnel in Denver, Colorado.
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

FTC Investigation of Certain HomeAdvisor Business Practices

On April 19, 2021, the staff of the Federal Trade Commission (“FTC”) informed HomeAdvisor that upon investigation it believes that certain of HomeAdvisor’s business practices relating to leads provided to service professionals and its mHelpDesk product are unfair or deceptive in violation of the FTC Act. The Company and FTC have been engaged in discussions about the staff’s beliefs, and those discussions are ongoing. While HomeAdvisor believes that any such claims would be without merit and is prepared to defend vigorously against any enforcement proceeding, it is continuing a dialogue with the FTC to discuss the matter and cannot currently predict the outcome of this investigation and related discussions.

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

In July 2018, the plaintiffs’ counsel filed a separate putative class action in the U.S. District Court for the District of Colorado, Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, on behalf of the same nine proposed new plaintiffs in the Airquip case, naming as defendants HomeAdvisor, Angi and IAC (as well as an unrelated company), and asserting 45 claims largely duplicative of those asserted in the proposed second amended complaint in the Airquip case. In November 2018, the judge presiding over the Airquip case issued an order consolidating the two cases to proceed before him under the caption In re HomeAdvisor, Inc. Litigation.

In January 2019, the plaintiffs renewed their motion for leave to file a consolidated second amended complaint, naming as defendants, in addition to HomeAdvisor, Angi and IAC, CraftJack, Inc. (a wholly-owned subsidiary of the Company and thus, an entity affiliated with HomeAdvisor) and two unrelated entities. In February 2019, the defendants opposed the motion on various grounds. In September 2019, the court issued an order granting the plaintiffs’ motion. In October and December 2019, the four defendants affiliated with HomeAdvisor filed motions to dismiss certain claims in the amended complaint. On September 29, 2020, the court issued an order granting in part and denying in part the defendants’ motions to dismiss. Discovery in the case will close during 2022, after which the parties will begin litigating the issue of class certification.
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
As of February 11, 2022, there were 40 holders of record of our Class A common stock. Because the substantial majority of the outstanding shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 11, 2022, there was one holder of record and beneficial shareholder of our Class B common stock.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of our Class A or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company’s Board of Directors.
Unregistered Sales of Equity Securities
There were no unregistered sales of our capital stock during the quarter ended December 31, 2021.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its Class A common stock during the quarter ended December 31, 2021. As of that date, 16.1 million shares of ANGI Class A common stock remained available for repurchase under the Company's previously announced March 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. From January 1, 2022 through February 11, 2022, the Company repurchased approximately 1.0 million shares at an average price of $7.80 per share. As of February 11, 2022, there were approximately 15.0 million shares remaining in the March 2020 share repurchase authorization.
Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc., formerly ANGI Homeservices, Inc., (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. As of December 31, 2021, Angi had a network of approximately 240,000 transacting service professionals, each of whom paid for consumer matches and/or performed a job sourced or booked through Angi Ads and

Leads and/or Angi Services. Collectively, this service professional network provided services in more than 175 categories, ranging from cleaning and installation services to simple home repairs and larger home remodeling projects, and 64 discrete geographic areas in the United States. Additionally, consumers turned to at least one of our brands to find a professional for approximately 33 million projects during the year ended December 31, 2021.
The Company has two operating segments: (i) North America (United States and Canada), which includes Angi Ads, Angi Leads and Angi Services; and (ii) Europe. In March 2021, the Company rebranded its North American brands which operate as follows: Angi Ads operates under the Angi (formerly Angie’s List) brand, Angi Leads operates primarily under the HomeAdvisor, powered by Angi brand, and Angi Services operates primarily under the Handy and Angi Roofing brands.
Angi Ads provides service professionals the capability to engage with potential customers, including quote, invoicing, and payment services. Angi Leads provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects. Angi Services allows consumers to browse and buy common household services at set prices directly from Angi, rather than requesting quotes from vetted service professionals, as well as instantly book appointments online for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. Consumers can request and pay for household services directly through the Angi platform and Angi fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. The matching and pre-priced booking services and related tools and directories are provided to consumers free of charge. Angi Services also includes roof replacement services fulfilled via the Angi Roofing, LLC business.

In the U.S., the Company primarily markets its services to consumers through search engine marketing, television advertising, and affiliate agreements with third parties. The Company also markets its services to consumers through email, digital display advertisements, partnerships with other contextually related websites and, to a lesser extent, through relationships with certain retailers, direct mail and radio advertising. The Company markets subscription packages and time-based advertising to service professionals primarily through its sales force, as well as through search engine marketing, digital media advertising, and direct relationships with trade associations and manufacturers. We have made, and expect to continue to make, substantial investments in digital and traditional advertising (with continued expansion into new and existing digital platforms) to consumers and service professionals to promote our products and services and to drive traffic to our various platforms and service professionals.

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
•Angi Transacting Service Professionals (“Transacting SPs”) are the number of service professionals that paid for consumer matches through Angi Leads or performed an Angi Services job during the most recent quarter.
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
Angi Ads and Leads Revenue is primarily derived from (i) advertising revenue, which includes revenue from service professionals under contract for advertising, (ii) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), and (iii) membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Angi Services is primarily comprised of revenue from jobs (i) sourced through the “Book Now” feature which lets consumers complete booking the entire transaction digitally for work that is completed physically, (ii) under managed projects (including Angi Roofing) which are larger home improvement projects, and (iii) through retail partnerships for installation of furniture or other household items.

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
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA for the years ended December 31, 2021 and 2020.
The following discussion should be read in conjunction with Item 8. Consolidated Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 16, 2021.
Brand Integration Initiative
In March 2021, the Company changed its name to Angi Inc. and updated one of its leading websites and brands, Angie’s List, to Angi, and since then, has concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.
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
Since the beginning of the integration process, these efforts have had a pronounced negative impact on service requests from organic search results and via our mobile applications, which in turn has resulted in increased paid search engine marketing to generate service requests. These factors have increased marketing spend and reduced revenue during the year ended December 31, 2021, materially more than expected at the launch of the brand initiative in March 2021. We expect the pronounced negative impact to organic search results, the increased paid search engine marketing costs and the reduced monetization from our mobile applications to continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established.

Angi Services Investment

Angi Services was launched in August 2019 and we have invested significantly in Angi Services and expect to continue to do so going forward. We expect significant future revenue growth as we expand the business, refine the overall experience, and increase penetration in certain geographies and service categories. This increased investment in Angi Services has contributed to losses for the Company for the year ended December 31, 2021 and this investment is expected to continue through at least 2023.
COVID-19 Update

The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.
As previously disclosed, the impact of COVID-19 on the Company initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we experienced a rebound in service requests in the second half of 2020 and through early 2021, service requests did start to decline in May 2021 compared to the comparable months of 2020 as a result of the surge in 2020 and due to impacts of the Brand Integration Initiative described above. Moreover, many service professionals’ businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which continues to negatively impact our ability to monetize the slightly increased level of service requests. Although our ability to monetize service requests rebounded modestly in the second half of 2021, we still have not returned to levels we experienced pre-COVID-19. No assurances can be provided that we will continue to be able to improve monetization, or that service professionals’ businesses and, as a consequence, our revenue and profitability will not continue to be adversely impacted in the future.
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

Results of Operations for the Years Ended December 31, 2021 and 2020
Revenue

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
North America
Angi Ads and Leads:
Consumer connection revenue	$896,711	$(2,464)	—%	$899,175
Advertising revenue	252,010	25,505	11%	226,505
Membership revenue	68,062	(6,011)	(8)%	74,073
Other revenue	27,812	(5,324)	(16)%	33,136
Total Angi Ads and Leads revenue	1,244,595	11,706	1%	1,232,889
Angi Services revenue	357,976	195,437	120%	162,539
Total North America revenue	1,602,571	207,143	15%	1,395,428
Europe	82,867	10,370	14%	72,497
Total revenue	$1,685,438	$217,513	15%	$1,467,925

Percentage of Total Revenue:
North America	95%			95%
Europe	5%			5%
Total revenue	100%			100%

	Years Ended December 31,
	2021	Change	% Change	2020
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	32,730	318	1%	32,412
Monetized Transactions	17,942	1,270	8%	16,672
Transacting SPs(a)	206	(2)	(1)%	208
Advertising SPs	38	(2)	(4)%	39
_________________________________________________________
(a) Angi Transacting Service Professionals (“Transacting SPs”) are the number of service professionals that paid for consumer matches through Angi Leads or performed an Angi Services job during the most recent quarter.

North America revenue increased $207.1 million, or 15%, driven by increases in Angi Services revenue of $195.4 million, or 120%, and Angi Ads and Leads revenue of $11.7 million, or 1%. The increase in Angi Services revenue is due primarily to organic growth and, to a lesser extent from Angi Roofing, acquired July 1, 2021. The increase in Angi Ads and Leads revenue is due primarily to an increase in Advertising revenue of $25.5 million, or 11%.
Europe revenue increased $10.4 million, or 14%, due to growth across its markets from increased consumer demand and the favorable impact of the weakening of the U.S dollar relative to the Euro and the British Pound.

Cost of revenue

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$325,880	$152,599	88%	$173,281
As a percentage of revenue	19%			12%
North America cost of revenue increased $152.6 million, or 89%, and increased as a percentage of revenue, due primarily to the organic growth of Angi Services resulting in increased payments to third-party professional service providers and $51.2 million of costs attributable to the inclusion of Angi Roofing acquired July 1, 2021, primarily for roofing materials and third-party contractors.
Selling and marketing expense

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Selling and marketing expense	$883,643	$121,053	16%	$762,590
As a percentage of revenue	52%			52%
North America selling and marketing expense increased $122.5 million, or 17%, driven by increases in advertising expense of $63.6 million, compensation expense of $36.9 million, consulting costs of $11.1 million, and $14.0 million in expense from the inclusion of Angi Roofing. The increase in advertising expense was due primarily to increases of $52.8 million in online marketing spend and $9.6 million in television spend. The increase in online marketing spend was attributable to the brand integration initiative described above under “Brand Integration Initiative.” The increase in television spend in 2021 reflects the return to historical spending levels as compared to the cost cutting initiatives during 2020 due to the impact of COVID-19. The increase in compensation expense was due primarily to increased commission expense, in addition to an increase in sales force headcount, net of an equity based compensation capitalization increase. The increase in consulting costs was due primarily to various sales initiatives at Angi Services.
Europe selling and marketing expense decreased $1.5 million, or 4%, driven by a decrease in compensation expense of $3.7 million, partially offset by an increase in advertising expense of $2.6 million. The decrease in compensation expense was primarily due to severance costs recorded in 2020 associated with headcount reductions in France and lower headcount in 2021. The increase in advertising expense was due, in part, to decreased advertising expense in 2020 to mitigate the negative impact of COVID-19 on revenue.

General and administrative expense

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
General and administrative expense	$405,819	$31,723	8%	$374,096
As a percentage of revenue	24%			25%
North America general and administrative expense increased $24.5 million, or 7%, due primarily to an increase of $25.5 million in professional fees, $10.8 million of expense from the inclusion of Angi Roofing, $9.6 million in one-time costs related to the Company reducing its real estate footprint in 2021, increases of $7.5 million in the provision for credit losses, and $6.9 million in software license and maintenance costs, offset by a decrease of $42.4 million in compensation expense. The increase in professional fees is due primarily to an increase in outsourced personnel costs, and to a lesser extent, legal fees, recruiting fees, and consulting costs. The increase in outsourced personnel costs is due primarily to an increase in call volume related to our customer booking assistance function. The real estate related costs are the result of impairments of right-of-use lease assets, leasehold improvements and furniture and equipment associated with office space we vacated. The increase in the provision for credit losses is primarily due to higher Angi Services revenue as the provision for credit losses as a percentage of revenue has remained relatively flat. The increase in software license and maintenance expense is due primarily to increased investment in software to support our customer service function. The decrease in compensation expense was due primarily to a decrease of stock-based compensation expense of $54.1 million, partially offset by an increase of $11.4 million in wage related expenses resulting primarily from annual wage increases and a certain departments’ headcount now being aligned to general and administrative functions under the brand integration initiative, contributing $5.8 million of the increase. The decrease in stock-based compensation expense was due primarily to $30.8 million in stock appreciation rights expense recognized during the twelve months ended December 31, 2020, which was not incurred in 2021 as the awards became fully vested in 2020, and a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021, partially offset by the issuance of new equity awards since 2020.
Europe general and administrative expense increased $7.2 million, or 25%, due primarily to a charge of $7.0 million in compensation expenses related to the acquisition of an additional 25% interest in our MyBuilder business at a premium to fair value and a $1.7 million increase in professional fees related to corporate restructuring, partially offset by a $2.6 million decrease in compensation expense driven by severance costs recorded in 2020 associated with headcount reductions in France.

Product development expense

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Product development expense	$70,933	$2,130	3%	$68,803
As a percentage of revenue	4%			5%
North America product development expense decreased $3.5 million, or 6%, due primarily to decreases in compensation expense of $4.9 million and lease expense of $1.0 million, partially offset by an increase in software license and maintenance expense of $1.4 million. The decrease in compensation expense is due to certain departments’ headcount that were previously included within product development now being aligned to general and administrative functions under the brand integration initiative described above under “Brand Integration Initiative.”.
Europe product and development expense increased $5.6 million, or 49%, due to an increase in compensation expense of $5.3 million due primarily to higher headcount and fewer software development projects being capitalized.
Depreciation

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Depreciation	$59,246	$6,625	13%	$52,621
As a percentage of revenue	4%			4%
North America and Europe depreciation in 2021 increased from 2020 due primarily to investments in capitalized software to support our products and services.
Operating (loss) income

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
North America	$(63,316)	$(68,127)	NM	$4,811
Europe	(13,197)	(2,018)	(18)%	(11,179)
Total	$(76,513)	$(70,145)	NM	$(6,368)

As a percentage of revenue	(5)%			—%
________________________
NM = Not meaningful
North America operating income decreased $68.1 million to a loss of $63.3 million due to a decrease in Adjusted EBITDA of $143.5 million, described below, and an increase of $5.3 million in depreciation, partially offset by decreases of $54.5 million in stock-based compensation expense and $26.2 million in amortization of intangibles. The increase in depreciation was due primarily to the investments in capitalized software to support our products and services. The decrease in the amortization of intangibles was due primarily to certain intangible assets becoming fully amortized during 2020. The decrease in stock-based compensation expense was due primarily to $30.8 million in stock appreciation rights expense recognized during the twelve months ended December 31, 2020, which was not incurred in 2021 as the awards became fully vested in 2020, and a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021, partially offset by the issuance of new equity awards since 2020.

Europe operating loss increased $2.0 million, or 18%, due primarily to an increase in Adjusted EBITDA loss of $1.4 million, described below, and an increase of $1.3 million in depreciation expense, partially offset by decreases of $0.4 million in stock-based compensation expense and $0.3 million in amortization of intangibles.

At December 31, 2021, there is $107.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.
Adjusted EBITDA

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
North America	$35,328	$(143,526)	(80)%	$178,854
Europe	(7,462)	(1,412)	(23)%	(6,050)
Total	$27,866	$(144,938)	(84)%	$172,804

As a percentage of revenue	2%			12%
For a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company’s reportable segments, see “Note 11—Segment Information” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
North America Adjusted EBITDA decreased $143.5 million, or 80%, to $35.3 million, and decreased as a percentage of revenue, despite higher revenue of $207.1 million, due primarily to an increase in selling and marketing expense of $122.5 million as well as growth of Angi Services due to factors described above in the cost of revenue and selling and marketing discussions.
Europe Adjusted EBITDA loss decreased $1.4 million, or 23%, due primarily to an increase of $10.4 million in revenue, largely offset by the increase in general and administrative expense of $6.7 million (excluding stock-based compensation expense), which included a charge of $7.0 million related to the acquisition of an additional 25% interest in MyBuilder at a premium to fair value, and the increase in product development expense of $5.6 million.

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
For a detailed description of long-term debt, net, see “Note 6—Long-term Debt” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(In thousands)
Interest expense	$23,485	$9,307	66%	$14,178
Interest expense increased due primarily to the issuance of the ANGI Group Senior Notes in August 2020 and the write-off of deferred debt issuance costs associated with the termination of the ANGI Group Revolving Facility, partially offset by a decrease in interest expense due to the repayment of the ANGI Group Term Loan during the second quarter of 2021.
Other (expense) income, net

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(In thousands)
Other (expense) income, net	$(2,509)	$(3,727)	NM	$1,218
Other expense, net in 2021 primarily includes net foreign currency exchange losses of $1.7 million and the write-off of $1.1 million of deferred debt issuance costs related to the ANGI Group Term Loan which was repaid in its entirety during the second quarter of 2021, partially offset by interest income of $0.2 million.

Other income, net in 2020 primarily includes interest income of $1.7 million, partially offset by a $0.2 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in Angi Inc. shares during the first quarter of 2020.
Income tax benefit

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Income tax benefit	$32,013	$16,845	111%	$15,168
Effective income tax rate	31%			NM
For further details of income tax matters, see “Note 3—Income Taxes” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
In 2021, the effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and a change in judgement about the valuation allowance at the beginning of the year, partially offset by unbenefited foreign losses.

In 2020, the Company recorded an income tax benefit of $15.2 million. The income tax benefit was due primarily to a reduction to deferred taxes due to the true-up of the state tax rate of an indefinite-lived intangible asset, a change in judgement about the valuation allowance at the beginning of the year, and excess tax benefits generated by the exercise and vesting of stock-based awards.

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
The following table reconciles net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA:

	Years Ended December 31,
	2021	2020
	(In thousands)
Net loss attributable to Angi Inc. shareholders	$(71,378)	$(6,283)
Add back:
Net earnings attributable to noncontrolling interests	884	2,123
Income tax benefit	(32,013)	(15,168)
Other expense (income), net	2,509	(1,218)
Interest expense	23,485	14,178
Operating loss	(76,513)	(6,368)
Add back:
Stock-based compensation expense	28,702	83,649
Depreciation	59,246	52,621
Amortization of intangibles	16,430	42,902
Adjusted EBITDA	$27,865	$172,804

For a reconciliation of operating loss to Adjusted EBITDA for the Company’s reportable segments, see “Note 11—Segment Information” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	December 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents and marketable debt securities:
United States	$404,277	$793,679
All other countries	23,859	19,026
Total cash and cash equivalents	428,136	812,705
Marketable debt securities (United States)	—	49,995
Total cash and cash equivalents and marketable debt securities	$428,136	$862,700

Long-term debt:
Senior Notes	$500,000	$500,000
Term Loan	—	220,000
Total long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,448	7,723
Total long-term debt, net	$494,552	$712,277
At December 31, 2021, all of the Company’s international cash can be repatriated without any significant tax consequences.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Net cash provided (used in) by:
Operating activities	$6,209	$188,419
Investing activities	$(45,072)	$(103,954)
Financing activities	$(345,168)	$337,053
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, amortization of intangibles, depreciation, impairment of long-lived and right-of-use assets, non-cash lease expense, and deferred income taxes.
2021
Adjustments to earnings consist primarily of $88.1 million of provision for credit losses, $59.2 million of depreciation, $28.7 million of stock-based compensation expense, $16.4 million of amortization of intangibles, $12.9 million of non-cash lease expense, $12.7 million of impairment charges on long-lived and right-of-use assets, and $8.6 million of revenue reserves, partially offset by $36.3 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $115.4 million in accounts receivable and a decrease of $16.8 million in operating lease liabilities, partially offset by increases of $14.0 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Angi Services. The increase in accounts payable and other liabilities is due primarily to increases in accrued advertising and related payables and accrued roofing material costs related to Angi Roofing.
Net cash used in investing activities includes $70.2 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services, and $25.6 million of cash principally related to the acquisition of Angi Roofing, partially offset by proceeds of $50.0 million from the maturities of marketable debt securities.

Net cash used in financing activities includes $220.0 million for the prepayment of the ANGI Group Term Loan, which otherwise would have matured on November 5, 2023, $61.9 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $35.4 million for the repurchase of 3.2 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $11.06 per share, and $27.9 million for the purchase of redeemable noncontrolling interests.
2020
Adjustments to earnings consist primarily of $83.6 million of stock-based compensation expense, $78.2 million of provision for credit losses, $52.6 million of depreciation, $42.9 million of amortization of intangibles, and $13.7 million of non-cash lease expense. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $79.8 million, a decrease in operating lease liabilities of $13.4 million, and an increase in other assets of $7.7 million, partially offset by an increase in accounts payable and other liabilities of $30.6 million. The increase in accounts receivable is due primarily to revenue growth. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables, and accrued compensation costs due, in part, to the deferral of payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act.
Net cash used in investing activities includes purchases of marketable debt securities of $100.0 million and capital expenditures of $52.5 million, primarily related to investments in the development of capitalized software to support the Company’s products and services, $2.3 million related to the acquisition of a business, partially offset by $50.0 million of proceeds from maturities of marketable debt securities, and $0.7 million of net proceeds received in 2020 related to the December 31, 2018 sale of Felix.
Net cash provided by financing activities includes $500.0 million of proceeds from the issuance of the Senior Notes and a $3.1 million distribution from IAC pursuant to the tax sharing agreement, net of $63.7 million for the repurchase of 8.5 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $7.47 per share, $64.1 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $27.5 million in principal payments on the Term Loan, including the prepayment of the $13.8 million of principal payments that were otherwise due in 2021, $6.5 million for debt issuance costs, and $4.3 million for the purchase of redeemable noncontrolling interests
Liquidity and Capital Resources
Financing Arrangements
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which have been used for general corporate purposes, including the acquisition of Angi Roofing, and treasury share repurchases.

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

Share Repurchase Authorizations and Activity
During the year ended December 31, 2021, the Company repurchased 3.2 million shares, on a trade date basis, of its common stock at an average price of $11.06 per share, or $35.4 million in aggregate. From January 1, 2022 through February 11, 2022, the Company repurchased an additional 1.0 million shares at an average price of $7.80 per share, or $8.1 million in aggregate. Angi Inc. has 15.0 million shares remaining in its share repurchase authorization as of February 11, 2022. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors Angi Inc. management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Outstanding Stock-based Awards
The Company may settle equity awards on a gross or a net basis depending upon factors deemed relevant at the time, and if settled on a net basis, Angi remits withholding taxes on behalf of the employee. At IAC’s option, certain Angi stock appreciation rights can be settled in either Class A shares of Angi or shares of IAC common stock. If settled in IAC common stock, the Company reimburses IAC in either cash or through the issuance of Class A shares to IAC. The Company currently settles all equity awards on a net basis.
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
The following table summarizes the aggregate intrinsic value of all awards outstanding as of February 11, 2022; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)
Stock appreciation rights	$5,309	$2,654	308
Other equity awards(a)(b)	131,743	65,040	7,747
Total outstanding employee stock-based awards	$137,052	$67,694	8,055
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
Contractual Obligations
The Company enters into various contractual arrangements as a part of its continued operations. Many of these contractual obligations are discussed in the notes to the financial statements included in “Item 8—Consolidated and Combined Financial Statements and Supplementary Data.” As of December 31, 2021, material obligations discussed in the notes included principal and interest payments on the Company's long-term debt discussed above and in “Note 6—Long-term Debt,” operating leases discussed in “Note 12—Leases,” and postretirement benefits discussed in “Note 15—Benefit Plans.”

In addition, as of December 31, 2021, the Company has material purchase obligations which represent legally binding agreements to purchase goods and services that specify all significant terms. These obligations are discussed in “Note 13—Commitments and Contingencies.”

Capital Expenditures
The Company’s 2022 capital expenditures are expected to be higher than 2021 capital expenditures of $70.2 million by approximately 15% to 20%, due primarily to increased investment in capitalized software to support the development of our products and services.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the “COVID-19 Update” section above, to date, the COVID-19 outbreak and measures designed to curb its spread have adversely impacted the Company’s business.

At December 31, 2021, IAC held all Class B shares of Angi Inc., which represent 84.5% of the economic interest and 98.2% of the voting interest of the Company. As a result, IAC has the ability to control Angi Inc.’s financing activities, including the issuance of additional debt and equity securities by Angi Inc. or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi Inc. is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi Inc.’s capital stock and its representation on the Angi Inc. board of directors. Additional financing may not be available on terms favorable to the Company or at all. In addition, the Company’s existing indebtedness could limit its ability to obtain additional financing.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of Angi’s accounting policies contained in “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included “Item 8. Consolidated Financial Statements and Supplementary Data” in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Credit Loss and Revenue Reserves
The Company makes judgments as to its ability to collect outstanding receivables and provides reserves when it has determined that all or a portion of the receivable will not be collected. The Company maintains a credit loss reserve to provide for the estimated amount of accounts receivable that will not be collected. The credit loss reserve is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation to the Company. The duration of time between the Company’s issuance of an invoice and payment due date is not significant. The Company also maintains reserves for potential revenue adjustments. The amounts of these reserves are based primarily upon historical experience. The carrying value of the credit loss and revenue reserves is $36.4 million and $27.8 million at December 31, 2021 and 2020, respectively. The provision for credit losses was $88.1 million and $78.2 million for the years ended December 31, 2021 and 2020, respectively.
Business Combinations
Acquisitions, which are generally referred to in GAAP as business combinations, are an important part of the Company’s growth strategy. The Company invested $29.2 million and $2.7 million in acquisitions for the years ended December 31, 2021 and 2020, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
Management makes two critical determinations at the time of an acquisition, the reporting unit that will benefit from the acquisition and to which goodwill will be assigned and the allocation of the purchase price of the business to the assets acquired and the liabilities assumed based upon their fair values. The reporting unit determination is important beyond the initial allocation of purchase price because future impairment assessments of goodwill, as described below, are performed at the reporting unit level. At October 1, 2021, the Company has two reporting units: North America and Europe. Historically, when the Company’s acquisitions have been complementary to these reporting units and the goodwill has been assigned to either the North America or Europe reporting unit.
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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $916.0 million and $891.8 million at December 31, 2021 and 2020, respectively. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $171.4 million and $171.9 million at December 31, 2021 and 2020, respectively.

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

For the Company’s annual goodwill test at October 1, 2021, a qualitative assessment of the North America and Europe reporting units’ goodwill was performed and the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. In the aggregate, Angi’s October 1, 2021 market capitalization of $6.2 billion exceeded its carrying value by approximately $5.0 billion. The primary factor that the Company considered in its qualitative assessment for its Europe reporting unit were valuations performed during 2021 that indicated a fair value in excess of the carrying value. The fair value based on the valuation that was most proximate to, but not as of, October 1, 2021 exceeded the carrying value of the Europe reporting unit by $164.2 million. The primary factor that the Company considered in its qualitative assessment for its North America reporting unit was the significant excess of the estimated fair value of the North America reporting unit over its carrying value. The fair value of the North America reporting unit was estimated by subtracting the fair value of the Europe reporting unit, based on the valuation described above, from the October 1, 2021 market capitalization of the Company; the estimated fair value of the North America reporting unit exceeded its carrying value by approximately $4.9 billion.
The fair value of the Company’s Europe reporting unit is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rate used in determining the fair value of the Company’s Europe reporting unit was 15% in both 2021 and 2020. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11.1% to 15.0% in 2021 and 11.5% to 15.0% in 2020, and the royalty rates used ranged from 2.0% to 5.0% in 2021 and 2.0% to 5.5% in 2020.
The 2021 and 2020 annual assessments of goodwill and indefinite-lived intangible assets identified no impairments.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising of leased right-of-use assets (“ROU assets”), capitalized software, leasehold improvements and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of these long-lived assets is $210.5 million and $234.2 million at December 31, 2021 and 2020, respectively.
Income Taxes
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax provision and/or benefit has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision computed on an if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders’ equity and financing activities within the consolidated statement of cash flows. The portion of the December 31, 2021 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $93.9 million.

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2021 and 2020, the balance of the Company’s net deferred tax asset is $120.8 million and $84.4 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2021 and 2020, the Company has unrecognized tax benefits, including interest, of $6.3 million and $5.3 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2021, the Company is in a three-year cumulative loss position. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $124.5 million. The Company expects to generate future taxable income of at least $592.9 million prior to the expiration of these NOLs, $372.2 million of which expire between 2030 and 2037, and the remainder of which never expire, to fully realize this deferred tax asset.
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
The Company recorded stock-based compensation expense of $28.7 million and $83.6 million for the years ended December 31, 2021 and 2020, respectively. Included in stock-based compensation expense in the years ended December 31, 2021 and 2020 is $1.0 million and $22.2 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and Angie’s List equity awards, both of which were converted into Angi’s equity awards when the businesses combined on September 29, 2017. These modified awards finished vesting in the first quarter of 2021. Additionally, in the first quarter of 2021, the Company recognized a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures, and, in connection with the departure of the president and chief operating officer of the Company in December 2020, the Company recognized $14.1 million of expense related to the acceleration of vesting of his unvested stock appreciation rights and RSUs and the extension of the post-termination exercise period for his vested and exercisable stock appreciation rights.
Stock-based compensation at the Company is complex due to our desire to attract, retain, inspire and reward outstanding entrepreneurs and managers at the Company, including recently acquired companies, by allowing them to benefit directly from the value they help to create. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of our subsidiaries as well as in Angi Inc. We further refine this approach by tailoring certain equity awards to the applicable circumstances. For example, we issue certain equity awards for which vesting is linked to the achievement of a performance target such as revenue or profits; these awards are referred to as performance-based awards. In other cases, we link the vesting of equity awards to the achievement of a value target for a subsidiary or Angi Inc.’s stock price, as applicable; these awards are referred to as market-based awards. The nature and variety of these types of equity-based awards creates complexity in our determination of stock-based compensation expense.
In addition, acquisitions are an important part of the Company’s growth strategy. These transactions may result in the modification of equity awards which creates additional complexity and additional stock-based compensation expense. Also, our internal reorganizations can also lead to modifications of equity awards and result in additional complexity and stock-based compensation expense.
Finally, the means by which we settle our equity-based awards also introduces complexity into our financial reporting. We provide a path to liquidity by settling the subsidiary denominated awards in IAC or Angi Inc. shares. In addition, certain former HomeAdvisor (US) awards can be settled in IAC or Angi Inc. awards at IAC’s election. These features increase the complexity of our earnings per share calculations.
There were no stock options or stock appreciation rights granted by the Company for the years ended December 31, 2021, 2020 or 2019. The Company estimates the fair value of newly granted or modified stock appreciation rights and stock options, including equity instruments denominated in shares of subsidiaries, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, the most significant of which include expected term, expected volatility of the underlying shares, risk-free interest rates and the expected dividend yield. In addition, the recognition of stock-based compensation expense is impacted by our estimated forfeiture rates, which are based, in part, on historical forfeiture rates. For stock appreciation rights and stock options, including equity instruments denominated in shares of subsidiaries, the grant date fair value of the award is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is the vesting period of the award. The Company also issues RSUs, PSUs and MSUs. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying Angi’s common stock and expensed as stock-based compensation expense over the vesting term. For PSUs, the value of the instrument is measured at the grant date as the fair value of the underlying Angi’s common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For MSUs, a lattice model is used to estimate the value of the awards.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.
At December 31, 2021, the principal amount of the Company’s outstanding debt is comprised of $500.0 million of ANGI Group Senior Notes, which bears interest at a fixed rate. If market rates decline, the Company runs the risk that the related required payments of the ANGI Group Senior Notes will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $28.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
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
In addition, certain of the Company’s U.S. operations have customers in international markets. International revenue which is measured based upon where the customer is located, accounted for 6%, 6%, and 7% for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity’s functional currency. The Company recorded foreign exchange gains and (losses) of $1.2 million, $(0.1) million, and $0.6 million for the year ended December 31, 2021, 2020 and 2019, respectively.
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

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Angi Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Angi Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-Based Compensation

Description of the Matter
During the year ended December 31, 2021, the Company recorded stock-based compensation expense of $28.7 million. As disclosed in Note 10 to the consolidated financial statements, the Company issues various types of equity awards, including stock options, restricted stock units, performance-based stock units, market-based awards and equity instruments denominated in the shares of certain subsidiaries.

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

New York, New York
March 1, 2022

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31, 2021	December 31, 2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$428,136	$812,705
Marketable debt securities	—	49,995
Accounts receivable, net of reserves of $36,360 and $27,839, respectively	84,387	43,148
Other current assets	70,548	71,958
Total current assets	583,071	977,806

Capitalized software, leasehold improvements and equipment, net	118,267	108,842
Goodwill	916,039	891,797
Intangible assets, net	193,826	209,717
Deferred income taxes	122,693	85,746
Other non-current assets, net	76,245	94,274
TOTAL ASSETS	$2,010,141	$2,368,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$38,860	$30,805
Deferred revenue	53,834	54,654
Accrued expenses and other current liabilities	183,815	148,219
Total current liabilities	276,509	233,678

Long-term debt, net	494,552	712,277
Deferred income taxes	1,883	1,296
Other long-term liabilities	91,670	111,710

Redeemable noncontrolling interests	—	26,364

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 99,745 and 94,238 shares, respectively, and outstanding 80,578 and 78,333, respectively	100	94
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 and 421,862 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,350,457	1,379,469
(Accumulated deficit) retained earnings	(61,629)	9,749
Accumulated other comprehensive income	3,309	4,637
Treasury stock, 19,167 and 15,905 shares, respectively	(158,040)	(122,081)
Total Angi Inc. shareholders’ equity	1,134,619	1,272,290
Noncontrolling interests	10,908	10,567
Total shareholders’ equity	1,145,527	1,282,857
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,010,141	$2,368,182
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Revenue	$1,685,438	$1,467,925	$1,326,205
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	325,880	173,281	46,493
Selling and marketing expense	883,643	762,590	733,223
General and administrative expense	405,819	374,096	348,247
Product development expense	70,933	68,803	64,200
Depreciation	59,246	52,621	39,915
Amortization of intangibles	16,430	42,902	55,482
Total operating costs and expenses	1,761,951	1,474,293	1,287,560
Operating (loss) income	(76,513)	(6,368)	38,645
Interest expense	(23,485)	(14,178)	(11,493)
Other (expense) income, net	(2,509)	1,218	6,494
(Loss) earnings before income taxes	(102,507)	(19,328)	33,646
Income tax benefit	32,013	15,168	1,668
Net (loss) earnings	(70,494)	(4,160)	35,314
Net earnings attributable to noncontrolling interests	(884)	(2,123)	(485)
Net (loss) earnings attributable to Angi Inc. shareholders	$(71,378)	$(6,283)	$34,829

Per share information attributable to Angi Inc. shareholders:
Basic loss per share	$(0.14)	$(0.01)	$0.07
Diluted loss per share	$(0.14)	$(0.01)	$0.07

Stock-based compensation expense by function:
Selling and marketing expense	$4,064	$4,662	$3,717
General and administrative expense	19,768	73,846	56,475
Product development expense	4,870	5,141	8,063
Total stock-based compensation expense	$28,702	$83,649	$68,255

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net (loss) earnings	$(70,494)	$(4,160)	$35,314
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(1,219)	6,827	399
Change in unrealized gains and losses on available-for-sale marketable debt securities	—	—	(3)
Total other comprehensive (loss) income	(1,219)	6,827	396
Comprehensive (loss) income	(71,713)	2,667	35,710
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(884)	(2,123)	(485)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(109)	(811)	86
Comprehensive income attributable to noncontrolling interests	(993)	(2,934)	(399)
Comprehensive (loss) income attributable to Angi Inc. shareholders	$(72,706)	$(267)	$35,311

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2021, 2020, and 2019

		Angi Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders’ Equity

										Accumulated Other Comprehensive Income (Loss)				Total Shareholders’ Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2018	$18,163	$81	80,515	$421	421,118	$—	—	$1,333,097	$(18,797)	$(1,861)	$—	$1,312,941	$9,046	$1,321,987
Net earnings	142	—	—	—	—	—	—	—	34,829	—	—	34,829	343	35,172
Other comprehensive income (loss)	39	—	—	—	—	—	—	—	—	482	—	482	(125)	357
Stock-based compensation expense	148	—	—	—	—	—	—	65,815	—	—	—	65,815	—	65,815
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	6	6,492	—	—	—	—	(32,963)	—	—	—	(32,957)	—	(32,957)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	1	452	—	—	(1,766)	—	—	—	(1,765)	—	(1,765)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(57,949)	(57,949)	—	(57,949)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	1,151	—	—	—	1,151	—	1,151
Purchase of redeemable noncontrolling interests	(71)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	8,242	—	—	—	—	—	—	(8,242)	—	—	—	(8,242)	—	(8,242)
Other	—	—	—	—	—	—	—	(17)	—	—	—	(17)	—	(17)
Balance as of December 31, 2019	$26,663	$87	87,007	$422	421,570	$—	—	$1,357,075	$16,032	$(1,379)	$(57,949)	$1,314,288	$9,264	$1,323,552
Net earnings (loss)	767	—	—	—	—	—	—	—	(6,283)	—	—	(6,283)	1,356	(4,927)
Other comprehensive income	439	—	—	—	—	—	—	—	—	6,016	—	6,016	372	6,388
Stock-based compensation expense	15	—	—	—	—	—	—	85,267	—	—	—	85,267	—	85,267
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	7	7,231	—	—	—	—	(62,704)	—	—	—	(62,697)	—	(62,697)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	292	—	—	(1,445)	—	—	—	(1,445)	—	(1,445)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(64,132)	(64,132)	—	(64,132)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	3,613	—	—	—	3,613	—	3,613
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Adjustment of redeemable noncontrolling interests to fair value	1,645	—	—	—	—	—	—	(1,645)	—	—	—	(1,645)	—	(1,645)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(692)	—	—	—	(692)	690	(2)
Balance as of December 31, 2020	$26,364	$94	94,238	$422	421,862	$—	—	$1,379,469	$9,749	$4,637	$(122,081)	$1,272,290	$10,567	$1,282,857

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2021, 2020, and 2019

		Angi Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders’ Equity

										Accumulated Other Comprehensive Income (Loss)				Total Shareholders’ Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Net (loss) earnings	(23)	—	—	—	—	—	—	—	(71,378)	—	—	(71,378)	907	(70,471)
Other comprehensive income (loss)	515	—	—	—	—	—	—	—	—	(1,328)	—	(1,328)	(406)	(1,734)
Stock-based compensation expense	—	—	—	—	—	—	—	33,057	—	—	—	33,057	—	33,057
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,919	—	—	—	—	(61,226)	—	—	—	(61,223)	—	(61,223)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	3	2,588	—	157	—	—	(3)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(35,959)	(35,959)	—	(35,959)
Purchase of noncontrolling interests	(28,318)	—	—	—	—	—	—	—	—	—	—	—	(160)	(160)
Adjustment of redeemable noncontrolling interests to fair value	1,462	—	—	—	—	—	—	(430)	—	—	—	(430)	—	(430)
Other	—	—	—	—	—	—	—	(410)	—	—	—	(410)	—	(410)
Balance as of December 31, 2021	$—	$100	99,745	$422	422,019	$—	—	$1,350,457	$(61,629)	$3,309	$(158,040)	$1,134,619	$10,908	$1,145,527

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(70,494)	$(4,160)	$35,314
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	88,076	78,229	64,278
Stock-based compensation expense	28,702	83,649	68,255
Depreciation	59,246	52,621	39,915
Amortization of intangibles	16,430	42,902	55,482
Deferred income taxes	(36,306)	(15,278)	(3,250)
Impairment of long-lived and right-of-use assets	12,671	169	30
Non-cash lease expense	12,880	13,659	12,318
Revenue reserves	8,569	10,251	5,934
Other adjustments, net	5,107	1,702	2,241
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(115,379)	(79,830)	(78,954)
Other assets	923	(7,672)	1,064
Accounts payable and other liabilities	14,018	30,597	24,332
Operating lease liabilities	(16,847)	(13,391)	(10,705)
Income taxes payable and receivable	232	(1,243)	1,650
Deferred revenue	(1,619)	(3,786)	(3,743)
Net cash provided by operating activities	6,209	188,419	214,161
Cash flows from investing activities:
Acquisitions, net of cash acquired	(25,607)	(2,264)	(20,341)
Capital expenditures	(70,215)	(52,488)	(68,804)
Purchases of marketable debt securities	—	(99,977)	—
Proceeds from maturities of marketable debt securities	50,000	50,000	25,000
Net proceeds from the sale of a business	750	731	23,615
Proceeds from sale of fixed assets	—	20	—
Other, net	—	24	(103)
Net cash used in investing activities	(45,072)	(103,954)	(40,633)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes	—	500,000	—
Principal payments on Term Loan	(220,000)	(27,500)	(13,750)
Debt issuance costs	—	(6,484)	—
Principal payments on related party debt	—	—	(1,008)
Purchase of treasury stock	(35,403)	(63,674)	(56,905)
Proceeds from the exercise of stock options	—	—	573
Withholding taxes paid on behalf of employees on net settled stock-based awards	(61,908)	(64,079)	(35,284)
Distribution from IAC pursuant to the tax sharing agreement	—	3,071	(11,355)
Purchase of noncontrolling interests	(27,857)	(4,281)	(71)
Other, net	—	—	(3,732)
Net cash (used in) provided by financing activities	(345,168)	337,053	(121,532)
Total cash (used) provided	(384,031)	421,518	51,996
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(45)	565	661
Net (decrease) increase in cash and cash equivalents and restricted cash	(384,076)	422,083	52,657
Cash and cash equivalents and restricted cash at beginning of period	813,561	391,478	338,821
Cash and cash equivalents and restricted cash at end of period	$429,485	$813,561	$391,478
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—ORGANIZATION
Nature of Operations
Angi Inc., formerly ANGI Homeservices, Inc., (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. During the year ended December 31, 2021, over 240,000 domestic service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms. Additionally, consumers turned to at least one of our brands to find a service professional for approximately 33 million projects during the year ended December 31, 2021.
Angi Ads provides service professionals the capability to engage with potential customers, including quoting, invoicing, and payment services. Angi Leads provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals. Angi Services allows consumers to browse and buy common household services at set prices, rather than requesting quotes from vetted service professionals, as well as instantly book appointments online for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. Consumers can request and pay for household services directly through the Angi platform and Angi fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Additionally, Angi Services (including Angi Roofing) manages home improvement projects for consumers.
The Company has two operating segments: (i) North America (United States and Canada), which includes Angi Ads, Angi Leads and Angi Services; and (ii) Europe. The brands operate as follows: Angi Ads (formerly Angie’s List) brand, Angi Leads (formerly HomeAdvisor) brand, and the Angi Services (Handy and Angi Roofing) brand.
As used herein, “Angi,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).

At December 31, 2021, IAC/InterActiveCorp (“IAC”) owned 84.5% and 98.2% of the economic interest and voting interest, respectively, of the Company.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) Angi Inc. and (ii) IAC and its subsidiaries are considered to be effectively settled for cash at the time the transaction is recorded. See “Note 14—Related Party Transactions with IAC” for additional information on transactions between Angi Inc. and IAC.

In the opinion of management, the assumptions underlying the historical consolidated financial statements, including the basis on which the expenses have been allocated from IAC, are reasonable. However, the allocations may not reflect all of the expenses that Angi Inc. may have incurred as a standalone public company for the periods presented.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.
As previously disclosed, the initial impact of COVID-19 on the Company initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we experienced a rebound in service requests in the second half of 2020 and through early 2021, service requests did start to decline in May 2021 compared to the comparable months of 2020 as a result of the surge in 2020 and due to impacts of the brand integration initiative launched in March 2021. Moreover, many service professionals’ businesses have

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which continue to negatively impact our ability to monetize the slightly increased level of service requests. Although our ability to monetize service requests rebounded modestly in the second half 2021, we still have not returned to levels we experienced pre-COVID-19. No assurances can be provided that we will continue to be able to improve monetization, or that service professionals’ businesses and, as a consequence, our revenue and profitability will not be adversely impacted in the future.

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

Revenue Recognition
The Company’s disaggregated revenue disclosures are presented in “Note 11—Segment Information.”
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
Revenue is primarily derived from consumer connection revenue, which comprises fees paid by Angi Leads service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service). Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice. The Company maintains revenue reserves for potential credits issued to Angi Leads services providers.
Revenue is also derived from (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) Angi Leads service professional membership subscription fees, (iii) membership subscription fees from consumers, (iv) service warranty subscription and other services and (v) revenue from completed jobs sourced through the Angi Services platforms. Angi service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angi website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Service professional membership subscription revenue is initially deferred upon receipt of payment and is recognized using the straight-line method over the applicable

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
subscription period, which is typically one year. Angi prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year. Consumers typically pay when a job is scheduled through the Angi Services platform, or when the job is completed for Angi Roofing. Billing practices are governed by the contract terms of each project as negotiated with the consumer. Billings do not necessarily correlate with revenue recognized over time as this is based on the timing of when the consumer receives the promised services.
Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, the Company modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment was effective January 1, 2020 and resulted in an increase in revenue of $73.8 million during the year ended December 31, 2020.
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
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASC 606, applicable to such contracts and does not consider the time value of money.
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
During the years ended December 31, 2021 and 2020 and the Company recognized expense of $84.7 million and $64.8 million, respectively, related to the amortization of these costs. The current contract assets are $38.0 million and $49.2 million at December 31, 2021, and 2020, respectively. The non-current contract asset balances are $1.1 million and $0.4 million at December 31, 2021 and 2020, respectively. The current and non-current contract assets are included in “Other current assets” and “Other non-current assets,” respectively, in the accompanying consolidated balance sheet.
Performance Obligations
As permitted under the practical expedient available under ASC 606, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.
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
Credit Losses and Revenue Reserve
The following table presents the changes in the credit loss reserve for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(In thousands)
Balance at January 1	$26,046	$19,066
Current period provision for credit losses	88,076	78,229
Write-offs charged against the credit loss reserve	(82,911)	(73,682)
Recoveries collected	2,441	2,433
Balance at December 31	$33,652	$26,046
The revenue reserve was $2.7 million and $1.8 million at December 31, 2021 and 2020, respectively. The total credit loss and revenue reserve was $36.4 million and $27.8 million as of December 31, 2021 and 2020.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of its performance obligation is one year or less. During the years ended December 31, 2021 and 2020, the Company recognized $54.5 million and $57.6 million of revenue that was included in the deferred revenue balance as of December 31, 2020 and 2019, respectively. The current deferred revenue balances are $53.8 million and $54.7 million at December 31, 2021 and 2020, respectively. The non-current deferred revenue balances are $0.1 million and $0.2 million at December 31, 2021 and 2020, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents consist of AAA rated government money market funds, treasury discount notes, and time deposits. Internationally, there are no cash equivalents at December 31, 2021 and 2020.
Investments in Marketable Debt Securities
The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
earnings. The Company reviews its debt securities for impairment, including from risk of credit loss, each reporting period. The Company recognizes an unrealized loss on debt securities in net loss when the impairment is determined to be other-than-temporary. Factors the Company considers in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. The Company also considers whether it will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other (expense) income, net. The Company held no marketable debt securities at December 31, 2021. The Company held $50.0 million in marketable debt securities at December 31, 2020.
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software was $86.4 million and $67.9 million at December 31, 2021 and 2020, respectively.
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
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. At October 1, 2021, the Company has two reporting units: North America and Europe.
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
For the Company’s annual goodwill test at October 1, 2021, a qualitative assessment of the North America and Europe reporting units’ goodwill was performed and it was concluded that it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. In the aggregate, Angi’s October 1, 2021 market capitalization of $6.2 billion exceeded its carrying value by approximately $5.0 billion. The primary factor that the Company considered in its qualitative assessment for its Europe reporting unit were valuations performed during 2021 that indicated a fair value in excess

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the carrying value. The fair value based on the valuation that was most proximate to, but not as of, October 1, 2021 exceeded the carrying value of the Europe reporting unit by $164.2 million. The primary factor that the Company considered in its qualitative assessment for its North America reporting unit was the significant excess of the estimated fair value of the North America reporting unit over its carrying value. The fair value of the North America reporting unit was estimated by subtracting the fair value of the Europe reporting unit, based on the valuation described above, from the October 1, 2021 market capitalization of the Company; the estimated fair value of the North America reporting unit exceeded its carrying value by approximately $4.9 billion.
The fair value of the Company’s Europe reporting unit is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units’ current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rate used in determining the fair value of the Company’s Europe reporting unit was 15% in both 2021 and 2020. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 11.1% to 15.0% in 2021 and 11.5% to 15.0% in 2020, and the royalty rates used ranged from 2.0% to 5.0% in 2021 and 2.0% to 5.5% in 2020.
The 2021, 2020 and 2019 annual assessments of goodwill and indefinite-lived intangible assets identified no impairments.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Warranty Costs
As part of certain of our revenue arrangements, we include warranties providing customers with assurance on the quality of the services provided. Under our warranties, we incur costs to ensure the services performed are up to the customers standard and/or to reimburse for any claim for damages submitted in accordance with our warranty terms and conditions. These costs are recorded in the period the associated revenue is recognized as a component of cost of revenue in the Consolidated Statement of Operations.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising and partner-related payments to those who direct traffic to our platforms. Advertising expense was $556.4 million, $487.6 million and $484.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.
Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to Angi Inc. shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock appreciation rights, stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company.
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
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is expensed over the requisite service period. See “Note 10—Stock‑based Compensation” for a discussion of the Company’s stock-based compensation plans.
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
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates. During the year ended December 31, 2021, the remaining redeemable non-controlling interest was exercised. One of these arrangements was exercised during the year ended December 31, 2020, and none of these arrangements were exercised during the year ended December 31, 2019. Because these put arrangements are exercisable by the counter-party outside the control of the Company, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2021, 2020 and 2019, the Company recorded adjustments of $28.3 million, $1.6 million and $8.2 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Certain Risks and Concentrations
The Company’s business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

In October 2021, the Financial Accounting Standards Board issued ASU No. 2021-08, which changes how entities will recognize assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers. The provisions of ASU No. 2021-08 will require acquiring entities to recognize and measure contract assets and contract liabilities, including deferred revenue, acquired in a business combination in accordance with ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, as if it had originated the contracts. The provisions of ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The Company early adopted ASU 2021-08 effective in the fourth quarter of 2021. An entity that early adopts in an interim period is required to apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early adoption and (ii) prospectively to all business combinations that occur on or after the date of initial application. Early adoption has no retrospective impact on the Company. The adoption of ASU 2021-08 may have a material impact on the purchase accounting for prospective business combinations.

Accounting Pronouncements Not Yet Adopted by the Company
There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect of the financial statement of the Company.

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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
U.S.	$(88,777)	$(10,913)	$39,821
Foreign	(13,730)	(8,415)	(6,175)
Total	$(102,507)	$(19,328)	$33,646
The components of the income tax (benefit) provision are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Current income tax provision:
Federal	$36	$(306)	$(43)
State	3,008	1,408	819
Foreign	1,249	(992)	806
Current income tax provision	4,293	110	1,582

Deferred income tax benefit
Federal	(29,889)	(5,163)	(3,416)
State	(8,712)	(6,249)	517
Foreign	2,295	(3,866)	(351)
Deferred income tax benefit	(36,306)	(15,278)	(3,250)
Income tax benefit	$(32,013)	$(15,168)	$(1,668)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$212,315	$182,449
Long-term lease liabilities	26,182	29,314
Stock-based compensation	5,390	18,955
Other	35,384	28,637
Total deferred tax assets	279,271	259,355
Less valuation allowance	(66,626)	(77,076)
Net deferred tax assets	212,645	182,279

Deferred tax liabilities:
Intangible assets	(46,591)	(47,858)
Capitalized software, leasehold improvements and equipment	(18,624)	(16,152)
Right-of-use assets	(17,270)	(21,496)
Capitalized costs to obtain a contract with a customer	(9,263)	(12,233)
Other	(87)	(90)
Total deferred tax liabilities	(91,835)	(97,829)
Net deferred tax assets	$120,810	$84,450
The portion of the December 31, 2021 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $93.9 million.
At December 31, 2021, the Company has federal and state NOLs of $592.9 million and $479.2 million, respectively, available to offset future income. Of these federal NOLs, $220.7 million can be carried forward indefinitely and $372.2 million, if not utilized, will expire at various times between 2030 and 2037. The state NOLs, if not utilized, will expire at various times primarily between 2025 and 2041. Federal and state NOLs of $327.5 million and $226.6 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2021, the Company has foreign NOLs of $358.0 million available to offset future income. Of these foreign NOLs, $314.3 million can be carried forward indefinitely and $43.7 million, if not utilized, will expire at various times between 2022 and 2039. During 2021, the Company recognized tax benefits related to NOLs of $44.0 million.
At December 31, 2021, the Company has tax credit carryforwards of $19.9 million relating to federal and state tax credits for research activities. Of these credit carryforwards, $0.8 million can be carried forward indefinitely and $19.1 million, if not utilized, will expire between 2024 and 2041.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At December 31, 2021, the Company has a U.S. gross deferred tax asset of $210.7 million that the Company expects to fully utilize on a more likely than not basis.
During 2021, the Company’s valuation allowance decreased by $10.5 million primarily due to a decrease in state and foreign NOLs and currency translation adjustments on foreign NOLs. At December 31, 2021, the Company has a valuation

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
allowance of $66.6 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.

A reconciliation of the income tax benefit to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Income tax (benefit) provision at the federal statutory rate of 21%	$(21,527)	$(4,058)	$7,066
State income taxes, net of effect of federal tax benefit	(1,379)	1,641	2,693
Stock-based compensation	(10,331)	(2,914)	(12,768)
Unbenefited losses	4,481	2,899	1,523
Change in judgement on beginning of the year valuation allowance	(4,165)	(3,544)	—
Research credit	(2,431)	(2,494)	(3,308)
Deferred tax adjustment for enacted changes in tax law and rates	768	(5,244)	502
Net adjustment related to the reconciliation of income tax provision accruals to tax returns	335	(743)	448
Other, net	2,236	(711)	2,176
Income tax benefit	$(32,013)	$(15,168)	$(1,668)
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2021	2020	2019
	(In thousands)
Balance at January 1	$5,268	$4,025	$2,356
Additions based on tax positions related to the current year	1,317	1,676	1,325
Additions for tax positions of prior years	264	423	344
Reductions for tax positions of prior years	(91)	—	—
Settlements	(460)	(856)	—
Balance at December 31	$6,298	$5,268	$4,025
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2021, accruals for interest are not material and there are no accruals for penalties. At December 31, 2020, there are no accruals for interest and penalties.

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2013 through 2017, and has begun its audit of the years December 31, 2018 through 2019, which includes the operations of the Company. The statutes of limitations for the years 2013 through 2019 have been extended to December 31, 2023. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2021 and 2020, the Company has unrecognized tax benefits, including interest, of $6.3 million and $5.3 million respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at December 31, 2021 are subsequently recognized, the income tax provision would be reduced by $6.0 million. The comparable amount as of December 31, 2020 is $5.1 million.
At December 31, 2021, all of the Company’s international cash can be repatriated without any significant tax consequences.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2021	2020
	(In thousands)
Goodwill	$916,039	$891,797
Intangible assets with indefinite lives	171,427	171,888
Intangible assets with definite lives, net of accumulated amortization	22,399	37,829
Total goodwill and intangible assets, net	$1,109,865	$1,101,514
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2021:

	Balance at December 31, 2020	Additions	(Deductions)	Foreign Currency Translation	Balance at December 31, 2021
	(In thousands)
North America	$816,307	$26,822	$—	$64	$843,193
Europe	75,490	—	—	(2,644)	72,846
Total goodwill	$891,797	$26,822	$—	$(2,580)	$916,039
In July, 2021, Angi acquired certain assets and assumed certain liabilities of Total Home Roofing (“Angi Roofing”) (included in the North America segment), including $26.8 million of goodwill.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2021 and 2020, intangible assets with definite lives are as follows:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Service professional relationships	$97,989	$(97,322)	$667	3.0
Technology	82,351	(60,619)	21,732	5.5
Trade names	1,415	(1,415)	—	5.0
Total	$181,755	$(159,356)	$22,399	4.1

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Service professional relationships	$97,160	$(97,000)	$160	3.0
Technology	83,468	(47,144)	36,324	5.5
Memberships	15,900	(15,900)	—	3.0
Customer lists and user base	800	(192)	608	8.0
Trade names	3,128	(2,391)	737	5.6
Total	$200,456	$(162,627)	$37,829	4.1
At December 31, 2021, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2022	$14,441
2023	7,958
2024	—
2025	—
2026	—
Thereafter	—
Total	$22,399
NOTE 5—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
The Company did not hold any available-for-sale marketable debt securities at December 31, 2021.

At December 31, 2020, current available-for-sale marketable debt securities were as follows:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$49,995	$—	$—	$49,995
Total available-for-sale marketable debt securities	$49,995	$—	$—	$49,995
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2020 were within one year.

For the years ended December 31, 2021 and 2020, proceeds from maturities of available-for-sale marketable debt securities were $50.0 million, respectively. There were no gross realized gains or losses from the maturities of available-for-sale marketable debt securities for the years ended December 31, 2021 and 2020.
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

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$280,052	$—	$—	$280,052
Total	$280,052	$—	$—	$280,052

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$374,014	$—	$—	$374,014
Treasury discount notes	—	324,995	—	324,995
Time deposits	—	2,721	—	2,721
Marketable debt securities:
Treasury discount notes	—	49,995	—	49,995
Total	$374,014	$377,711	$—	$751,725

Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

During the year ended December 31, 2021, the Company recorded $12.7 million in impairment charges on ROU assets, leasehold improvements, and furniture and equipment, of which $9.6 million is a result of the Company reducing its real estate footprint in 2021. Impairment expense was determined by comparing the carrying value of each asset group related to each office space vacated to the estimated fair market value of cash inflows directly associated with each office space. Based on this analysis, if the carrying amount of the asset group is greater than the estimated future undiscounted cash flows, an impairment charge is recognized, measured as the amount by which the carrying amount exceeds the fair value of the asset.

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(494,552)	$(486,875)	$(712,277)	$(725,700)
________________________
(a)    At December 31, 2021 and December 31, 2020, the carrying value of long-term debt, net includes unamortized debt issuance costs of $5.4 million and $7.7 million, respectively.

The fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021	December 31, 2020
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15, commencing February 15, 2021	$500,000	$500,000
ANGI Group Term Loan due November 5, 2023 (“ANGI Group Term Loan”)	—	220,000
Total long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,448	7,723
Total long-term debt, net	$494,552	$712,277
ANGI Group Senior Notes
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which have been used for general corporate purposes, including the acquisition of Total Home Roofing, Inc. (“Angi Roofing”) on July 1, 2021, and treasury share repurchases. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2023	101.938%
2024	100.969%
2025 and thereafter	100.000%
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At December 31, 2021, there were no limitations pursuant thereto.
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
NOTE 7—SHAREHOLDERS’ EQUITY
Description of Class A Common Stock, Class B Convertible Common Stock and Class C Common Stock
Except as described herein, shares of Angi Inc. Class A common stock, Class B common stock and Class C common stock are identical.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Shares of Angi Inc. Class B common stock are convertible into shares of our Class A common stock at the option of the holder at any time on a share for share basis. Such conversion ratio will in all events be equitably preserved in the event of any recapitalization of Angi Inc. by means of a stock dividend on, or a stock split or combination of, our outstanding Class A common stock or Class B common stock, or in the event of any merger, consolidation or other reorganization of Angi Inc. with another corporation. Upon the conversion of a share of our Class B common stock into a share of our Class A common stock, the applicable share of Class B common stock will be retired and will not be subject to reissue. Shares of Class A common stock and Class C common stock have no conversion rights.
The holders of shares of Angi Inc. Class A common stock, Class B common stock and Class C common stock are entitled to receive, share for share, such cash dividends as may be declared by Angi Inc. Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up, holders of the Company’s Class A common stock, Class B common stock and Class C common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of all liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock.
At December 31, 2021, IAC holds all 422.0 million outstanding shares of the Company’s Class B common stock, and 2.6 million outstanding shares of the Company’s Class A common stock, in total representing approximately 84.5% economic interest and 98.2% voting interest in the Company.
In the event that Angi Inc. issues or proposes to issue any shares of Angi Inc. Class A common stock, Class B common stock or Class C common stock (with certain limited exceptions), including shares issued upon the exercise, conversion or exchange of options, warrants and convertible securities, IAC will generally have a purchase right that permits it to purchase for fair market value, as defined in the agreement, up to such number of shares of the same class as the issued shares as would (i) enable IAC to maintain the same ownership interest in the Company that it had immediately prior to such issuance or proposed issuance, with respect to issuances of our voting capital stock, or (ii) enable IAC to maintain ownership of at least 80.1% of each class of the Company’s non-voting capital stock, with respect to issuances of our non-voting capital stock.
Reserved Common Shares
In connection with outstanding awards under our equity compensation plans, 25.6 million shares of Angi Inc. Class A common stock are reserved for future issuances at December 31, 2021.
Common Stock Repurchases
On March 9, 2020 and February 6, 2019, the Board of Directors of Angi Inc. authorized the Company to repurchase up to 20 million and 15 million shares of its common stock, respectively. During the year ended December 31, 2021, the Company repurchased 3.2 million shares of Angi Inc. common stock for aggregate consideration, on a trade date basis, of $35.4 million. At December 31, 2021, the Company has approximately 16.1 million shares remaining in its share repurchase authorization.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables presents the components of accumulated other comprehensive income (loss) and items reclassified out of accumulated other comprehensive income (loss) into earnings:

	Years Ended December 31,
	2021		2020		2019
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains on Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$4,637	$4,637	$(1,379)	$(1,379)	$(1,864)	$3	$(1,861)
Other comprehensive (loss) income	(1,328)	(1,328)	6,016	6,016	485	(3)	482
Balance at December 31	$3,309	$3,309	$4,637	$4,637	$(1,379)	$—	$(1,379)
At December 31, 2021, 2020, and 2019, there was no tax benefit or provision on the accumulated other comprehensive income (loss).
NOTE 9—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Years Ended December 31,
	2021		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(70,494)	$(70,494)	$(4,160)	$(4,160)	$35,314	$35,314
Net earnings attributable to noncontrolling interests	(884)	(884)	(2,123)	(2,123)	(485)	(485)
Net (loss) earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(71,378)	$(71,378)	$(6,283)	$(6,283)	$34,829	$34,829

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	502,761	502,761	498,159	498,159	504,875	504,875
Dilutive securities (a) (b)	—	—	—	—	—	13,044
Denominator for (loss) earnings per share—weighted average shares	502,761	502,761	498,159	498,159	504,875	517,919

(Loss) earnings per share attributable to Angi Inc. shareholders:
(Loss) earnings per share	$(0.14)	$(0.14)	$(0.01)	$(0.01)	$0.07	$0.07
________________________

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the years ended December 31, 2021, 2020, and 2019, 17.5 million, 24.9 million, and 5.5 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(b) Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2021, 2020, and 2019, 2.2 million, 2.0 million and 0.9 million underlying market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 10—STOCK-BASED COMPENSATION
The Company currently has one active stock plan, which became effective on September 29, 2017 (“the Combination”). The 2017 plan (“the Plan”) covers stock options, stock appreciation rights and RSU awards, including those that are linked to the achievement of the Company’s stock price, known as market-based awards (“MSUs”) and those that are linked to the achievement of a performance target, known as performance-based awards (“PSUs”), denominated in shares of Angi Inc. common stock, as well as provides for the future grant of these and other equity awards. The Plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2021, there are 8.1 million shares available for grant under the Plan.
The Plan has a stated term of ten years, and provides that the exercise price of stock options and stock appreciation rights granted will not be less than the market price of the Company’s common stock on the grant date. The Plan does not specify grant dates or vesting schedules for awards, as those determinations have been delegated to the Compensation Committee of Angi Inc. Board of Directors (the “Committee”). Each grant agreement reflects the grant date and vesting schedule for that particular grant as determined by the Committee. Stock options and stock appreciation rights granted under the Plan generally vest in equal annual installments over a four-year period from the grant date. RSU awards granted under the Plan generally vest either in one installment over a three-year period or in equal annual installments over a four-year period, in each case, from the grant date. MSU awards granted under the Plan generally vest in five installments over a two-year period from the grant date. PSU awards granted subsequent to the Combination generally cliff vest in a two to five-year period from the grant date.
Stock-based compensation expense recognized in the consolidated statement of operations includes expense related to: (i) the Company’s stock options, stock appreciation rights and RSUs; (ii) equity instruments denominated in shares of its subsidiaries; and (iii) IAC denominated stock options and PSUs held by Angi Inc. employees. The amount of stock-based compensation expense recognized is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2021, there was $107.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2021, 2020, and 2019 related to all stock-based compensation is $16.9 million, $24.3 million, $28.8 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options and stock appreciation rights for the years ended December 31, 2021, 2020, and 2019 is $10.8 million, $11.4 million, and $27.9 million, respectively. There may be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights outstanding at December 31, 2021 and changes during the year ended December 31, 2021 were as follows:

	December 31, 2021
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2021	10,689	$4.67
Granted	—	—
Exercised	(9,050)	4.19
Forfeited	(17)	6.58
Expired	(13)	10.64
Outstanding at December 31, 2021	1,609	$7.32	3.84	$5,954
Exercisable	1,609	$7.32	3.84	$5,954
The aggregate intrinsic value in the table above represents the difference between Angi Inc. closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money awards that would have been exercised had all award holders exercised their awards on December 31, 2021. The total intrinsic value of awards exercised during the years ended December 31, 2021, 2020, and 2019 is $103.8 million, $120.9 million and $107.5 million, respectively.
The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2021:

	Awards outstanding & exercisable
Range of Exercise Prices	Outstanding at December 31, 2021	Weighted average remaining contractual life in years	Weighted average exercise price
	(Shares in thousands)
$0.01 to $10.00	1,086	3.9	$3.80
$10.01 to $20.00	508	3.8	14.41
$20.01 to $30.00	15	1.6	22.02
	1,609	3.8	$7.32
There were no stock options or stock appreciation rights granted by the Company for the years ended December 31, 2021, 2020, and 2019.
In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into Angi Inc. equity awards resulting in a modification charge. Included in stock-based compensation expense in the years ended December 31, 2021, 2020, and 2019 were charges of $0.9 million, $21.1 million, and $29.0 million, respectively, related to these modified awards, and the remaining charge will be recognized over the remaining vesting period of the modified awards.
No cash was received from stock option exercises during the years ended December 31, 2021 and 2020 because they were net settled in shares of Angi Inc. common stock. Cash received from stock option exercises was $0.6 million for the year ended December 31, 2019.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company currently settles all equity awards on a net basis with the Company remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC’s option, certain awards can be settled in either Class A shares of Angi Inc. or shares of IAC common stock. If settled in IAC common stock, Angi Inc. reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on December 31, 2021 were net settled on that date, ANGI would have issued 0.3 million Class A shares (either to award holders or to IAC as reimbursement) and ANGI would have remitted $2.9 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all other ANGI equity awards outstanding on December 31, 2021, were net settled on that date, including stock options, RSUs and subsidiary denominated equity described below, ANGI would have issued 9.1 million Class A shares and would have remitted $83.5 million in cash for withholding taxes (assuming a 50% withholding rate).
Restricted Stock Units, Market-based Stock Units and Performance-based Stock Units

RSUs, MSUs, and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of Angi Inc. common stock and with the value of each RSU and PSU equal to the fair value of Angi Inc. common stock at the date of grant. The value of each MSU is estimated using a lattice model that incorporates a Monte Carlo simulation of Angi Inc.’s stock price. Each RSU, MSU, and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. MSUs also include market-based vesting, tied to the stock price of Angi Inc. before an award vests and PSUs include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. For RSU grants, the expense is measured at the grant date as the fair value of Angi Inc. common stock and expensed as stock-based compensation over the vesting term. For MSU grants, the expense is measured using a lattice model and expensed as stock-based compensation over the requisite service period. For PSU grants, the expense is measured at the grant date as the fair value of Angi Inc. common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.

Unvested RSUs, MSUs, and PSUs outstanding at December 31, 2021 and changes during the year ended December 31, 2021 are as follows:

	RSUs		MSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2021	9,560	$10.19	2,496	$7.82	1,958	$5.11
Granted	11,670	12.73	3,328	14.39	696	13.51
Vested	(2,424)	12.78	(153)	6.81	(369)	5.11
Forfeited	(5,510)	11.28	(1,960)	6.85	(1,111)	6.37
Unvested at December 31, 2021	13,296	$11.49	3,711	$14.27	1,174	$8.89
___________________________
(a)    Included in the table are MSUs and PSUs which vests in varying amounts depending upon certain market or performance conditions. The MSUs and PSUs in the table above includes these awards at their maximum potential payout.

In 2019, the Company granted certain MSUs that are liability-classified stock-settled awards with a market condition. The fair value of these awards were subject to remeasurement each reporting period until settlement of the award occurred in 2021. The total expense related to these awards recognized was $10.4 million, equal to the number of shares vested based on the fair value of Angi Inc. common stock on the settlement date.

The weighted average fair value of RSUs granted during the years ended December 31, 2021, 2020, and 2019 based on market prices of Angi Inc. common stock on the grant date was $12.73, $7.37, and $13.16, respectively. The weighted average fair value of MSUs granted during the years ended December 31, 2021 and 2019, based on the lattice model, was $14.39 and $3.67, respectively. There were no MSUs granted during the year ended December 31, 2020. The weighted average fair value

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of PSUs granted during the years ended December 31, 2021, 2020, and 2019 based on market prices of Angi Inc. common stock on the grant date was $13.51, $6.92 and $15.93, respectively. The total fair value of RSUs that vested during the years ended December 31, 2021, 2020, and 2019 was $35.2 million, $23.4 million and $16.1 million, respectively. The total fair value of MSUs that vested during the years ended December 31, 2021, 2020, and 2019 was $2.1 million, $5.2 million, and $3.2 million, respectively. The total fair value of PSUs that vested during the year ended December 31, 2021 was $3.6 million. There were no PSUs that vested during the years ended December 31, 2020 and 2019.

Equity Instruments Denominated in the Shares of Certain Subsidiaries

Angi Inc. has granted stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a period of years, which is typically four years. The value of the stock appreciation rights is tied to the value of the common stock of these subsidiaries, which is determined by the Company using a variety of valuation techniques including a combination of market based and discounted cash flow valuation methodologies. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interests is generally determined by the board of directors of the applicable subsidiary when settled, which will occur at various dates through 2026 and are ultimately settled in IAC common stock or Angi Inc. Class A common stock, at IAC’s election. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The expense associated with these equity awards is initially measured at fair value, using the Black-Scholes option pricing model, at the grant date and is expensed as stock-based compensation over the vesting term.

The plans under which these awards are granted establish specific settlement dates or liquidity events for which the valuation of the relevant subsidiary is determined for purposes of settlement of the awards.
NOTE 11—SEGMENT INFORMATION
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

The following table presents revenue by reportable segment:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue:
North America	$1,602,571	$1,395,428	$1,249,892
Europe	82,867	72,497	76,313
Total	$1,685,438	$1,467,925	$1,326,205

The following table presents the revenue of the Company’s segments disaggregated by type of service:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
North America
Angi Ads and Leads:
Consumer connection revenue(a)	$896,711	$899,175	$867,307
Advertising revenue(b)	252,010	226,505	214,259
Membership subscription revenue(c)	68,062	74,073	92,975
Other revenue	27,812	33,136	23,844
Total Angi Ads and Leads revenue	1,244,595	1,232,889	1,198,385
Angi Services revenue(d)	357,976	162,539	51,507
Total North America revenue	1,602,571	1,395,428	1,249,892
Europe
Consumer connection revenue(e)	68,686	57,692	59,611
Service professional membership subscription revenue	12,939	13,091	14,231
Advertising and other revenue	1,242	1,714	2,471
Total Europe revenue	82,867	72,497	76,313
Total revenue	$1,685,438	$1,467,925	$1,326,205
________________________
(a)    Includes fees paid by service professionals for consumer matches through the Angi Ads and Leads platforms.
(b)    Includes revenue from service professionals under contract for advertising.
(c)    Includes membership subscription revenue from service professionals and consumers.
(d)    Includes revenue from pre-priced offerings and revenue from Angi Roofing.
(e)    Includes fees paid by service professionals for consumer matches.

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue
United States	$1,581,051	$1,379,236	$1,234,755
All other countries	104,387	88,689	91,450
Total	$1,685,438	$1,467,925	$1,326,205
The United States is the only country whose revenue is greater than 10% of total revenue of the Company for the years ended December 31, 2021, 2020, and 2019.

	December 31, 2021	December 31, 2020
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$111,136	$97,841
All other countries	7,131	11,001
Total	$118,267	$108,842

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Operating (loss) income:
North America	$(63,316)	$4,811	$48,967
Europe	(13,197)	(11,179)	(10,322)
Total	$(76,513)	$(6,368)	$38,645

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Adjusted EBITDA(f):
North America	$35,328	$178,854	$208,192
Europe	$(7,463)	$(6,050)	$(5,895)
(f)    The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating (loss) income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable.
The following tables reconcile operating (loss) income for the Company’s reportable segments and net loss attributable to Angi Inc. shareholders to Adjusted EBITDA:

	Year Ended December 31, 2021
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(63,316)	$28,399	$53,815	$16,430	$35,328
Europe	(13,197)	$303	$5,431	$—	$(7,463)
Operating loss	(76,513)
Interest expense	(23,485)
Other expense, net	(2,509)
Loss before income taxes	(102,507)
Income tax benefit	32,013
Net loss	(70,494)
Net earnings attributable to noncontrolling interests	(884)
Net loss attributable to Angi Inc. shareholders	$(71,378)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2020
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$4,811	$82,933	$48,515	$42,595	$178,854
Europe	(11,179)	$716	$4,106	$307	$(6,050)
Operating loss	(6,368)
Interest expense	(14,178)
Other income, net	1,218
Loss before income taxes	(19,328)
Income tax benefit	15,168
Net earnings	(4,160)
Net earnings attributable to noncontrolling interests	(2,123)
Net earnings attributable to Angi Inc. shareholders	$(6,283)

	Year Ended December 31, 2019
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$48,967	$67,646	$37,481	$54,098	$208,192
Europe	(10,322)	$609	$2,434	$1,384	$(5,895)
Operating income	38,645
Interest expense	(11,493)
Other income, net	6,494
Earnings before income taxes	33,646
Income tax benefit	1,668
Net earnings	35,314
Net earnings attributable to noncontrolling interests	(485)
Net earnings attributable to Angi Inc. shareholders	$34,829
The following table presents capital expenditures by reportable segment:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Capital expenditures:
North America	$67,772	$50,462	$64,215
Europe	2,443	2,026	4,589
Total	$70,215	$52,488	$68,804

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12—LEASES
The Company leases office space, data center facilities, and equipment in connection with its operations under various operating leases, the majority of which contain escalation clauses.
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
Variable lease payments consist primarily of common area maintenance, utilities, and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

		December 31,
Leases	Balance Sheet Classification	2021	2020
		(In thousands)
Assets:
Right-of-use assets	Other non-current assets	$69,858	$87,559

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	17,098	15,700
Long-term lease liabilities	Other long-term liabilities	88,423	103,575
Total lease liabilities		$105,521	$119,275

		December 31,
Lease Cost	Income Statement Classification	2021	2020
		(In thousands)
Fixed lease cost	Cost of revenue	$346	$321
Fixed lease cost	Selling and marketing expense	7,305	9,913
Fixed lease cost	General and administrative expense	16,829	7,545
Fixed lease cost	Product development expense	1,232	1,848
Total fixed lease cost(a)		25,712	19,627
Variable lease cost	Cost of revenue	—	—
Variable lease cost	Selling and marketing expense	1,087	2,314
Variable lease cost	General and administrative expense	2,481	1,567
Variable lease cost	Product development expense	567	867
Total variable lease cost		4,135	4,748
Net lease cost		$29,847	$24,375
________________________________
(a)    The years ended December 31, 2021 and 2020 includes $0.1 million and $0.04 million of short-term lease cost, respectively, and $1.8 million of sublease income for both years.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of lease liabilities as of December 31, 2021(b):

For Years Ending December 31:	(In thousands)
2022	$22,818
2023	21,103
2024	19,825
2025	19,302
2026	18,377
Thereafter	25,050
Total	126,475
Less: Interest	20,954
Present value of lease liabilities	$105,521
________________________________
(b) Lease payments exclude $1.2 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease terms and discount rates as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Remaining lease term	6.0 years	6.9 years
Discount rate	5.97%	5.91%

	December 31,
	2021	2020
	(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$3,143	$326
Cash paid for amounts included in the measurement of lease liabilities	$23,506	$20,939

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has entered into certain off-balance sheet commitments that require the future purchase of services (“purchase obligations”). Future payments under non-cancelable unconditional purchase obligations as of December 31, 2021 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$26,262	$4,515	$—	$—	$30,777
Purchase obligations include (i) payments of $13.0 million related to advertising commitments to be made in 2022, (ii) payments of $6.6 million related to technology contracts spend, (iii) payments of $6.1 million related to communication spend, and (iv) payments of $3.1 million related to background check services.
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. As a result, a $3.8 million legal reserve is established. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 3—Income Taxes” for additional information related to income tax contingencies.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14—RELATED PARTY TRANSACTIONS WITH IAC
Relationship with IAC
Angi Inc. and IAC have entered into certain agreements to govern their relationship. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
Contribution Agreement
The contribution agreement sets forth the agreements between the Company and IAC regarding the principal transactions necessary for IAC to separate the Angi business from IAC's other businesses, as well as governs certain aspects of our relationship. Under the contribution agreement, the Company agreed to assume all of the assets and liabilities related to the Angi business and agreed to indemnify IAC against any losses arising out of any breach by the Company of the contribution agreement or the other transaction related agreements described below. IAC also agreed to indemnify the Company against losses arising out of any breach by IAC of the contribution agreement or any of the other transaction related agreements described below.
Investor Rights Agreement
The investor rights agreement provides IAC with certain registration, preemptive, and governance rights related to the Company and the shares of its capital stock it holds, as well as certain governance rights for the benefit of stockholders other than IAC.
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
For the years ended December 31, 2021, 2020 and 2019, the Company was charged $3.9 million, $4.8 million and $4.8 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of December 31, 2021 and 2020, respectively.
Separately, the Company subleases office space to IAC and charged rent of $1.6 million, $1.8 million, and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. IAC subleases office space to the Company and charged the Company $0.6 million of rent for the year ended December 31, 2021. IAC did not sublease office space to the Company for the years ended December 31, 2020 and 2019. There were no outstanding receivables due from IAC or payables due to IAC, pursuant to sublease agreements, for the year ended December 31, 2021. At both December 31, 2020 and 2019, there were outstanding receivables of less than $0.1 million due from IAC, pursuant to sublease agreements, which were subsequently paid in full in the first quarter of 2021 and 2020, respectively.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2021 and 2020, the Company had outstanding payables of $0.3 million and $0.9 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the accompanying consolidated balance sheet. There were $1.5 million of payments to IAC pursuant to this agreement during the year ended December 31, 2021. There were $3.1 million of refunds received from IAC pursuant to this agreement during the year ended December 31, 2020.
Employee Matters Agreement
The employee matters agreement addresses certain compensation (including stock-based compensation) and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment, (ii) employee benefit plans and (iii) equity awards. Under the employee matters agreement, the Company's employees participate in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan and the Company reimburses IAC for the costs of such participation. In the event IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of the Company’s Board of Directors, Angi will no longer participate in IAC’s employee benefit plans, but will establish its own employee benefit plans that will be substantially similar to the plans sponsored by IAC prior to the Combination.
In addition, the employee matters agreement requires the Company to reimburse IAC for the cost of any IAC equity awards held by Angi current and former employees, with IAC electing to receive payment in cash or shares of our Class B common stock. This agreement also provides that IAC may require stock appreciation rights granted prior to the closing of the Combination and equity awards in our subsidiaries to be settled in either shares of our Class A common stock or IAC common stock. To the extent shares of IAC common stock are issued in settlement of these awards, the Company is obligated to reimburse IAC for the cost of those shares by issuing shares of our Class A common stock in the case of stock appreciation rights granted prior to the closing of the Combination and shares of our Class B common stock in the case of equity awards in our subsidiaries.
Lastly, pursuant to the employee matters agreement, in the event of a distribution of Angi Inc. capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation Committee of the IAC Board of Directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of Angi Inc. Class A Common Stock, which Angi Inc. would be obligated to assume and which would be dilutive to Angi Inc.'s stockholders.
For the years ended December 31, 2021, 2020, and 2019, 0.2 million, 0.3 million, and 0.5 million shares of Angi Class B common stock were issued to IAC, respectively, pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi employees. For the years ended December 31, 2021, 2.6 million shares of Angi Inc. Class A common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. There were no shares of Angi Inc. Class A common stock issued to IAC during the years ended December 31, 2020 and 2019.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15—BENEFIT PLANS
The Company’s employees in the United States are eligible to participate in a retirement savings program offered by IAC, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan (the “IAC Plan”), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The current employer match under the IAC Plan is fifty cents for each dollar a participant contributes in the IAC Plan, with a maximum contribution of 3% of a participant’s eligible earnings. Matching contributions under the IAC Plan for the years ended December 31, 2021, 2020, and 2019 were $8.4 million, $7.7 million, and $6.3 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.
Internationally, the Company also has or participates in various benefit plans, primarily defined contribution plans. The Company’s contributions for these plans for the years ended December 31, 2021, 2020, and 2019 were $0.7 million, $0.6 million, and $0.5 million, respectively.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

	December 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$428,136	$812,705
Restricted cash included in other current assets	156	407
Restricted cash included in other non-current assets	1,193	449
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$429,485	$813,561
Restricted cash included in other current assets at December 31, 2021 primarily consisted of funds collected from service providers for disputed payments which were not settled as of the period end, in addition to cash reserved to fund insurance claims. Restricted cash included in other current assets at December 31, 2020 primarily consists of cash received from customers at Angi Inc. through the Handy platform, representing funds collected for payment to service providers, which were not settled as of the period end.
Restricted cash included in other non-current assets for all periods presented above primarily consisted of deposits related to leases. Restricted cash included in other non-current assets at December 31, 2021 also included cash held related to a check endorsement guarantee for Angi Roofing.

	December 31,
	2021	2020
	(In thousands)
Other current assets:
Capitalized costs to obtain a contract with a customer	$37,971	$49,194
Prepaid expenses	24,749	17,742
Other	7,828	5,022
Other current assets	$70,548	$71,958

	December 31,
	2021	2020
	(In thousands)
Capitalized software, leasehold improvements and equipment, net:
Capitalized software and computer equipment	$153,953	$132,026
Leasehold improvements	29,605	31,864
Furniture and other equipment	11,596	13,252
Projects in progress	31,348	27,138
Capitalized software, leasehold improvements and equipment	226,502	204,280
Accumulated depreciation and amortization	(108,235)	(95,438)
Capitalized software, leasehold improvements and equipment, net	$118,267	$108,842

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2021	2020
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$46,464	$47,310
Accrued advertising expense	36,231	30,033
Current lease liabilities	17,098	15,700
Other	84,022	55,176
Accrued expenses and other current liabilities	$183,815	$148,219
Other (expense) income, net

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Interest income	$239	$1,725	$7,974
Gain (loss) on the sale of a business(a)	31	(454)	(218)
Foreign exchange (losses) gains	(1,656)	(57)	559
Loss on extinguishment of debt(b)	(1,110)	—	—
Other	(13)	4	(1,821)
Other (expense) income, net	$(2,509)	$1,218	$6,494
________________________
(a)    Loss from acquisition/sale of a business for the year ended December 31, 2020 includes a $0.2 million mark-to-market charge for an indemnification charge related to the Handy acquisition that was settled in Angi Inc. shares during the first quarter of 2020 and a $0.3 million charge related to the final earn-out settlement related to the sale of Felix.
(b)    Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash paid (received) during the year for:
Interest expense—third-party	$21,450	$5,367	$10,290
Interest expense—related party	—	—	54
Income tax payments, including amounts paid to IAC for Angi Inc.'s share of IAC's consolidated tax liability	4,647	1,789	12,224
Income tax refunds, including amounts received from IAC for Angi Inc.’s share of IAC's consolidated tax liability	(587)	(3,506)	(957)

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2021, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
On July 1, 2021, the Company completed its acquisition of Angi Roofing. Accordingly, the acquired assets and liabilities of Angi Roofing are included in our consolidated balance sheet at December 31, 2021 and the results of its operations and cash flows are reported in our consolidated statements of income and cash flows from July 1, 2021 through December 31, 2021. We have elected to exclude Angi Roofing from the Company’s assessment of internal control over financial reporting as of December 31, 2021. Angi Roofing represented less than 5% of the Company’s net assets and revenue as of and for the year ended December 31, 2021. During the quarter ended December 31, 2021, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See Item 8. Consolidated Financial Statements and Supplementary Data and Report of Independent Registered Public Accounting Firm, which reports are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Angi Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Angi Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Angi Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Total Home Roofing, Inc., acquired on July 1, 2021, which is included in the 2021 consolidated financial statements of the Company and constituted less than 5% of the Company’s net assets and revenues as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of Angi Inc. also did not include an evaluation of the internal control over financial reporting of Total Home Roofing, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
March 1, 2022

Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to the definitive Proxy Statement to be used in connection with the Angi Inc. 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of Angi Inc. and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled “Information Concerning Director Nominees” and “Information Concerning Angi Inc. Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports,” respectively, in the 2022 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to the Angi Inc. Code of Ethics is set forth under the caption “Part I-Item 1-Business-Description of Our Businesses-Additional Information-Code of Ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2022 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled “Executive Compensation,” “Director Compensation” and “Pay Ratio Disclosure,” respectively, in the 2022 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of the Company’s Class A common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under our equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2022 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Angi Inc. required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of the Company’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to the Company by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Angi Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID:42).
Consolidated Balance Sheet as of December 31, 2021 and 2020.
Consolidated Statement of Operations for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.
Notes to Consolidated Financial Statements.
(2)   Consolidated Financial Statement Schedule of Angi Inc.

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

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of May 1, 2017, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 26, 2017, by and among Angie's List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. and Casa Merger Sub, Inc.	Annex B to the Proxy Statement/Prospectus of Angie's List, Inc. and ANGI Homeservices Inc., filed on August 30, 2017 pursuant to Rule 424(b)(3).
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.2	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2017.
3.3	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
4.1	Description of Securities(1).
4.2	Investor Rights Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.3	Registration Rights Agreement, dated October 19, 2018, by and among ANGI Homeservices Inc. and the holders signatory thereto.	Exhibit 4.2 to the Registration Statement on Form S-3ASR (SEC File No. 333-227932), filed on October 22, 2018.
4.4	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 20, 2020.

4.5	Form of Angi Inc. Common Stock Certificate.	Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2021.
10.1	Contribution Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.2	Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.3	Tax Sharing Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.4	Employee Matters Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.5	ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.6	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.7	Form of Notice and Terms and Conditions for Stock Options granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.8	Form of Terms and Conditions for Stock Appreciation Rights granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.2 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.9	Employment Agreement between Shannon Shaw and ANGI Homeservices Inc., dated as of February 22, 2019.(3)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.
10.10	Employment Agreement between Angela R. Hicks Bowman and ANGI Homeservices Inc., dated as of June 29, 2017.(3)	Exhibit 10.4 to the Registration Statement on Form S-4 (SEC File No. 333-219064), filed on June 30, 2018.
10.11	Employment Agreement between Bryan Ellis and HomeAdvisor, Inc., dated as of April 24, 2020.(1)(3)(4)
10.12	Employment Agreement between Oisin Hanrahan and ANGI Homeservices Inc., dated as of February 24, 2021.(3)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2021.
10.13	Employment Agreement between Umang Dua and Angi Inc., dated as of February 24, 2021.(1)(3)(4)
10.14	Employment Agreement between Kulesh Shanmugasundaram and Angi Inc., dated as of March 25, 2021. (3)	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2021.
10.15	Employment Agreement between Jeff Pedersen and Angi Inc., dated as of June 18, 2021. (3)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 24, 2021.
10.16	Employment Agreement between Dhanusha Sivajee and Angi Inc., dated as of July 30, 2021. (3)	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2021.
21.1	Subsidiaries of the Registrant as of December 31, 2021.(1)
23.1	Consent of Ernst & Young LLP.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	March 1, 2022
Angi Inc.

		By:	/s/ JEFFREY W. PEDERSEN
Jeffrey W. Pedersen
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2022:

Signature	Title

/s/ OISIN HANRAHAN	Chief Executive Officer and Director
Oisin Hanrahan

/s/ JEFFREY W. PEDERSEN	Chief Financial Officer
Jeffrey W. Pedersen

/s/ CHRISTOPHER W. BOHNERT	Senior Vice President, Principal Accounting Officer
Christopher W. Bohnert

/s/ JOSEPH LEVIN	Chairman of the Board and Director
Joseph Levin

/s/ THOMAS R. EVANS	Director
Thomas R. Evans

/s/ ALESIA J. HAAS	Director
Alesia J. Haas

/s/ KENDALL HANDLER	Director
Kendall Handler

/s/ ANGELA R. HICKS BOWMAN	Director
Angela R. Hicks Bowman

/s/ SANDRA HURSE	Director
Sandra Hurse

/s/ JEREMY G. PHILIPS	Director
Jeremy G. Philips

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ MARK STEIN	Director
Mark Stein

/s/ SUZY WELCH	Director
Suzy Welch

/s/ GREGG WINIARSKI	Director
Gregg Winiarski

Schedule II
ANGI INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2021
Credit loss reserves	$26,046	$88,076	(a)	$92		$(80,562)	(c)	$33,652
Revenue reserves	1,793	117,239	(b)	—		(116,323)	(d)	$2,709
Deferred tax valuation allowance	77,076	(5,925)	(e)	(4,525)	(f)	—		$66,626
Other reserves	7,495							$11,360

2020
Credit loss reserves	$19,066	$78,229	(a)	$(152)		$(71,097)	(c)	$26,046
Revenue reserves	1,227	103,627	(b)	—		(103,061)	(d)	1,793
Deferred tax valuation allowance	71,472	(235)	(g)	5,839	(f)	—		77,076
Other reserves	5,057							7,495

2019
Credit loss reserves	$15,622	$64,278	(a)	$(46)		$(60,788)	(c)	$19,066
Revenue reserves	981	111,069	(b)	(2)		(110,821)	(d)	1,227
Deferred tax valuation allowance	58,903	14,083	(h)	(1,514)	(f)	—		71,472
Other reserves	3,919							5,057
_________________________________________________________
(a) Additions to the credit loss reserve are charged to expense.
(b) Additions to the revenue reserves are charged against revenue.
(c) Write-off of fully reserved accounts receivable balance, net of recoveries.
(d) Write-off of revenue reserve as credits are granted to customers.
(e) Amount is primarily related to a decrease in state and foreign NOLs.
(f) Amount is primarily related to currency translation adjustments on foreign NOLs.
(g) Amount is primarily related to an increase in foreign NOLs largely offset by a decrease in state NOLs.
(h) Amount is primarily related to foreign and state NOLs.