Form 10-Q
period 2022-03-31
Angi Inc.
filed 2022-05-10
CIK 1705110

As filed with the Securities and Exchange Commission on May 10, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 6, 2022, the following shares of the Registrant’s common stock were outstanding:

Class A Common Stock	80,322,073
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	502,341,320

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$391,286	$428,136
Accounts receivable, net of reserves of $37,813 and $36,360, respectively	100,043	84,387
Other current assets	67,646	70,548
Total current assets	558,975	583,071

Capitalized software, leasehold improvements and equipment, net	138,032	118,267
Goodwill	913,384	916,039
Intangible assets, net	189,819	193,826
Deferred income taxes	131,240	122,693
Other non-current assets, net	73,373	76,245
TOTAL ASSETS	$2,004,823	$2,010,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$56,558	$38,860
Deferred revenue	55,255	53,834
Accrued expenses and other current liabilities	194,499	183,815
Total current liabilities	306,312	276,509

Long-term debt, net	494,730	494,552
Deferred income taxes	2,269	1,883
Other long-term liabilities	87,079	91,670

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 100,425 and 99,745 shares, respectively, and outstanding 80,214 and 80,578, respectively	100	100
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 and 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,361,540	1,350,457
Accumulated deficit	(95,019)	(61,629)
Accumulated other comprehensive income	2,506	3,309
Treasury stock, 20,211 and 19,167 shares, respectively	(166,184)	(158,040)
Total Angi Inc. shareholders’ equity	1,103,365	1,134,619
Noncontrolling interests	11,068	10,908
Total shareholders’ equity	1,114,433	1,145,527
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,004,823	$2,010,141
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Revenue	$436,159	$387,029
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	98,998	53,828
Selling and marketing expense	225,801	205,840
General and administrative expense	109,655	88,162
Product development expense	17,859	18,047
Depreciation	13,999	15,969
Amortization of intangibles	3,804	5,074
Total operating costs and expenses	470,116	386,920
Operating (loss) income	(33,957)	109
Interest expense	(5,022)	(6,617)
Other expense, net	(391)	(767)
Loss before income taxes	(39,370)	(7,275)
Income tax benefit	6,083	9,289
Net (loss) earnings	(33,287)	2,014
Net earnings attributable to noncontrolling interests	(103)	(83)
Net (loss) earnings attributable to Angi Inc. shareholders	$(33,390)	$1,931

Per share information attributable to Angi Inc. shareholders:
Basic (loss) earnings per share	$(0.07)	$0.00
Diluted (loss) earnings per share	$(0.07)	$0.00

Stock-based compensation expense by function:
Selling and marketing expense	$1,239	$1,017
General and administrative expense	9,635	84
Product development expense	2,111	933
Total stock-based compensation expense	$12,985	$2,034
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net (loss) earnings	$(33,287)	$2,014
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(746)	679
Total other comprehensive (loss) income	(746)	679
Comprehensive (loss) income	(34,033)	2,693
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(103)	(83)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(57)	(693)
Comprehensive income attributable to noncontrolling interests	(160)	(776)
Comprehensive (loss) income attributable to Angi Inc. shareholders	$(34,193)	$1,917
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2022 and 2021
(Unaudited)

		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

										Accumulated Other Comprehensive Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2021	$—	$100	99,745	$422	422,019	$—	—	$1,350,457	$(61,629)	$3,309	$(158,040)	$1,134,619	$10,908	$1,145,527
Net (loss) earnings	—	—	—	—	—	—	—	—	(33,390)	—	—	(33,390)	103	(33,287)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(803)	—	(803)	57	(746)
Stock-based compensation expense	—	—	—	—	—	—	—	13,556	—	—	—	13,556	—	13,556
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	681	—	—	—	—	(2,473)	—	—	—	(2,473)	—	(2,473)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(8,144)	(8,144)	—	(8,144)
Balance as of March 31, 2022	$—	$100	100,426	$422	422,019	$—	—	$1,361,540	$(95,019)	$2,506	$(166,184)	$1,103,365	$11,068	$1,114,433

Balance as of December 31, 2020	$26,364	$94	94,238	$422	421,862	$—	—	$1,379,469	$9,749	$4,637	$(122,081)	$1,272,290	$10,567	$1,282,857
Net (loss) earnings	(60)	—	—	—	—	—	—	—	1,931	—	—	1,931	143	2,074
Other comprehensive income (loss)	580	—	—	—	—	—	—	—	—	(14)	—	(14)	113	99
Stock-based compensation expense	—	—	—	—	—	—	—	2,542	—	—	—	2,542	—	2,542
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,591	—	—	—	—	(48,052)	—	—	—	(48,051)	—	(48,051)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	3	2,579	—	96	—	—	(3)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(4,916)	(4,916)	—	(4,916)
Purchase of redeemable noncontrolling interests	(22,938)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	662	—	—	—	—	—	—	(662)	—	—	—	(662)	—	(662)
Balance as of March 31, 2021	$4,608	$98	98,408	$422	421,958	$—	—	$1,333,294	$11,680	$4,623	$(126,997)	$1,223,120	$10,823	$1,233,943
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(33,287)	$2,014
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Provision for credit losses	21,611	19,118
Stock-based compensation expense	12,985	2,034
Depreciation	13,999	15,969
Amortization of intangibles	3,804	5,074
Deferred income taxes	(8,133)	(10,268)
Impairment of long-lived and right-of-use assets	22	2,503
Non-cash lease expense	3,352	3,275
Revenue reserves	1,506	2,910
Other adjustments, net	(215)	1,586
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(37,757)	(34,638)
Other assets	1,930	(2,702)
Accounts payable and other liabilities	20,601	8,804
Operating lease liabilities	(4,454)	(4,265)
Income taxes payable and receivable	1,909	938
Deferred revenue	1,392	2,993
Net cash (used in) provided by operating activities	(735)	15,345

Cash flows from investing activities:
Capital expenditures	(26,903)	(18,743)
Proceeds from maturities of marketable debt securities	—	50,000
Proceeds from sale of fixed assets	87	—
Net cash (used in) provided by investing activities	(26,816)	31,257

Cash flows from financing activities:
Principal payments on Term Loan	—	(6,875)
Purchase of treasury stock	(8,144)	(4,916)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(1,322)	(48,168)
Purchase of noncontrolling interests	—	(22,938)
Net cash used in financing activities	(9,466)	(82,897)

Total cash used	(37,017)	(36,295)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(205)	384
Net decrease in cash and cash equivalents and restricted cash	(37,222)	(35,911)
Cash and cash equivalents and restricted cash at beginning of period	429,485	813,561
Cash and cash equivalents and restricted cash at end of period	$392,263	$777,650
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Over 239,000 domestic service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended March 31, 2022. Additionally, consumers turned to at least one of our brands to find a service professional for approximately 32 million projects during the twelve months ended March 31, 2022.
The Company has two operating segments: (i) North America (United States and Canada), which includes Angi Ads, Angi Leads, and Angi Services; and (ii) Europe. In March 2021, the Company rebranded its North American brands which operate as follows: Angi Ads operates under the Angi brand, Angi Leads operates primarily under the HomeAdvisor, powered by Angi brand, and Angi Services operates primarily under the Handy and Angi Roofing brands.
As used herein, “Angi,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).
At March 31, 2022, IAC/InterActiveCorp (“IAC”) owned 84.5% and 98.2% of the economic interest and voting interest, respectively, of the Company.
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
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. For the purpose of these financial statements, income taxes have been computed on an as if standalone, separate return basis. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement between the Company and IAC and the current tax provision computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital and as financing activities within the statement of cash flows.
In management's opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.
As previously disclosed, the impact of COVID-19 on the Company initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and continued to decline into the first quarter of 2022 because of Angi Inc.’s brand integration that began in March

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2021 and, in late 2021 and early 2022, the Omicron variant surge. Moreover, many service professionals’ businesses have been and continue to be adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which continues to negatively impact our ability to monetize service requests. Although our ability to monetize service requests rebounded modestly in the second half of 2021 and first quarter of 2022, we still have not returned to levels we experienced pre-COVID-19. No assurances can be provided that we will continue to be able to improve monetization, or that service professionals’ businesses and, as a consequence, our revenue and profitability will not continue to be adversely impacted in the future.
The extent to which developments related to the COVID-19 pandemic and measures designed to curb its spread continue to impact the Company’s business, financial condition, and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the continuing spread of COVID-19, the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes toward receiving them, materials and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments.
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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. At December 31, 2021, the current and non-current deferred revenue balances were $53.8 million and $0.1 million, respectively, and during the three months ended March 31, 2022, the Company recognized $35.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021. At December 31, 2020, the current and non-current deferred revenue balances were $54.7 million and $0.2 million, respectively, and during the three months ended March 31, 2021, the Company recognized $34.4 million of revenue that was included in the deferred revenue balance as of December 31, 2020.
The current and non-current deferred revenue balances at March 31, 2022 are $55.3 million and $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Practical Expedients and Exemptions
As permitted under the practical expedient available under Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which the Company has the right to invoice for services performed.
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
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company uses a portfolio approach to assess the accounting treatment of the incremental costs to obtain a contract with a customer. The Company recognizes an asset for these costs if we expect to recover those costs. To the extent that these costs are capitalized, the resultant asset is amortized on a systematic basis consistent with the pattern of the transfer of the services to which the asset relates. The current contract assets are $40.6 million and $38.0 million at March 31, 2022 and December 31, 2021, respectively. The non-current assets are $1.3 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively. The current and non-current capitalized costs to obtain a contract with a customer are included in “Other current assets” and “Other non-current assets” in the accompanying balance sheet.
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements adopted or that have not yet been adopted by the Company that are expected to have a material effect on the results of operations, financial condition, or cash flows of the Company.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three months ended March 31, 2022, the Company recorded an income tax benefit of $6.1 million, which represents an effective income tax rate of 15%. For the three months ended March 31, 2022, the effective income tax rate is lower than the statutory rate of 21% due primarily to tax shortfalls generated by the exercise and vesting for stock-based awards and foreign income taxed at different tax rates. For the three months ended March 31, 2021, the Company recorded an income tax benefit of $9.3 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest are not material and there are currently no accruals for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2013 through 2017, and is currently auditing the years December 31, 2018 through 2019, which includes the operations of the Company. The statutes of limitations for the years 2013 through 2019 have been extended to December 31, 2023. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2012. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2022 and December 31, 2021, the Company has unrecognized tax benefits of $6.6 million and $6.3 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at March 31, 2022 are subsequently recognized, the income tax provision would be reduced by $6.3 million. The comparable amount as of December 31, 2021 is $6.0 million.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At March 31, 2022, the Company has a U.S. gross deferred tax asset of $219.3 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $49.7 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $169.6 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $124.6 million. The Company expects to generate sufficient future taxable income of at least $593.4 million prior to the expiration of these NOLs, the majority of which expire between 2030 and 2037, and a portion of which never expire, to fully realize this deferred tax asset.
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Marketable Debt Securities
The Company did not hold any available-for-sale marketable debt securities at March 31, 2022 and December 31, 2021.

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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$250,077	$—	$—	$250,077
Total	$250,077	$—	$—	$250,077

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$280,052	$—	$—	$280,052
Total	$280,052	$—	$—	$280,052
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

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(494,730)	$(421,500)	$(494,552)	$(486,875)
________________________
(a)    At March 31, 2022 and December 31, 2021, the carrying value of long-term debt, net includes unamortized debt issuance costs of $5.3 million and $5.4 million, respectively.

The fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2022	December 31, 2021
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15, which commenced February 15, 2021	$500,000	$500,000
Total long-term debt	500,000	500,000
Less: unamortized debt issuance costs	5,270	5,448
Total long-term debt, net	$494,730	$494,552
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

The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At March 31, 2022, there were no limitations pursuant thereto.
ANGI Group Revolving Facility
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
ANGI Group Term Loan
During the three months ended March 31, 2021, ANGI Group prepaid $6.9 million of the ANGI Group Term Loan principal that was otherwise due in the first quarter of 2022 and, as of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE INCOME

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables presents the components of accumulated other comprehensive income and items reclassified out of accumulated other comprehensive income into earnings:

	Three Months Ended March 31,
	2022		2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at January 1	$3,309	$3,309	$4,637	$4,637
Other comprehensive loss	(803)	(803)	(14)	(14)
Balance at March 31	$2,506	$2,506	$4,623	$4,623
At both March 31, 2022 and 2021, there was no tax benefit or provision on the accumulated other comprehensive income.
NOTE 6—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended March 31,
	2022		2021
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(33,287)	$(33,287)	$2,014	$2,014
Net earnings attributable to noncontrolling interests	(103)	(103)	(83)	(83)
Net (loss) earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(33,390)	$(33,390)	$1,931	$1,931

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	502,005	502,005	500,663	500,663
Dilutive securities (a) (b)	—	—	—	9,990
Denominator for (loss) earnings per share—weighted average shares	502,005	502,005	500,663	510,653

(Loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
(Loss) earnings per share	$(0.07)	$(0.07)	$0.00	$0.00
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three months ended March 31, 2022 and 2021, 25.1 million and 5.2 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(b) Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2022 and 2021, 4.5 million and 1.4 million underlying market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7—SEGMENT INFORMATION
The Company has determined its operating segments consistent with how the chief operating decision maker views the businesses. Additionally, the Company considers how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market.
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue:
North America	$411,172	$361,041
Europe	24,987	25,988
Total	$436,159	$387,029
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
North America
Angi Ads and Leads:
Consumer connection revenue(a)	$212,796	$221,430
Advertising revenue(b)	63,776	60,747
Membership subscription revenue(c)	16,237	16,882
Other revenue	5,226	7,278
Total Angi Ads and Leads revenue	298,035	306,337
Angi Services revenue(d)	113,137	54,704
Total North America revenue	411,172	361,041
Europe
Consumer connection revenue(e)	21,803	22,351
Service professional membership subscription revenue	2,890	3,328
Advertising and other revenue	294	309
Total Europe revenue	24,987	25,988
Total revenue	$436,159	$387,029
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue
United States	$405,508	$356,444
All other countries	30,651	30,585
Total	$436,159	$387,029

	March 31, 2022	December 31, 2021
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$131,338	$111,136
All other countries	6,694	7,131
Total	$138,032	$118,267
The following tables present operating loss and Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating loss:
North America	$(29,654)	$9,577
Europe	(4,303)	(9,468)
Total	$(33,957)	$109

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Adjusted EBITDA(f):
North America	$341	$31,165
Europe	$(3,510)	$(7,979)
(f)    The Company’s primary financial measure is Adjusted EBITDA, which is defined as operating loss excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable.
The following tables reconcile operating loss for the Company’s reportable segments and net loss attributable to Angi Inc. shareholders to Adjusted EBITDA:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2022
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(29,654)	$12,994	$13,197	$3,804	$341
Europe	(4,303)	$(9)	$802	$—	$(3,510)
Operating loss	(33,957)
Interest expense	(5,022)
Other expense, net	(391)
Loss before income taxes	(39,370)
Income tax benefit	6,083
Net loss	(33,287)
Net earnings attributable to noncontrolling interests	(103)
Net loss attributable to Angi Inc. shareholders	$(33,390)

	Three Months Ended March 31, 2021
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$9,577	$1,936	$14,578	$5,074	$31,165
Europe	(9,468)	$98	$1,391	$—	$(7,979)
Operating loss	109
Interest expense	(6,617)
Other income, net	(767)
Loss before income taxes	(7,275)
Income tax benefit	9,289
Net earnings	2,014
Net earnings attributable to noncontrolling interests	(83)
Net earnings attributable to Angi Inc. shareholders	$1,931
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$391,286	$428,136	$777,041	$812,705
Restricted cash included in other current assets	92	156	176	407
Restricted cash included in other non-current assets	885	1,193	433	449
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$392,263	$429,485	$777,650	$813,561
Restricted cash included in other current assets at March 31, 2022 primarily consisted of cash reserved to fund insurance claims.
Restricted cash included in other current assets at December 31, 2021, March 31, 2021 and December 31, 2020 consisted of cash reserved to fund insurance claims and cash received from customers through the marketplace platforms, representing funds collected for payments to service providers, which were not settled as of the period end.
Restricted cash included in other non-current assets for all periods presented above primarily consisted of deposits related to leases. Restricted cash included in other non-current assets at March 31, 2022 and December 31, 2021 also included cash held related to a check endorsement guarantee for Angi Roofing.
Credit Losses and Revenue Reserve
The following table presents the changes in the credit loss reserve for the three months ended March 31, 2022 and 2021:

	2022	2021
	(In thousands)
Balance at January 1	$33,652	$26,046
Current period provision for credit losses	21,586	19,118
Write-offs charged against the credit loss reserve	(21,371)	(20,570)
Recoveries collected	1,213	758
Balance at March 31	$35,080	$25,352
The revenue reserve was $2.7 million and $3.5 million at March 31, 2022 and 2021, respectively. The total allowance for credit losses and revenue reserve was $37.8 million and $28.9 million as of March 31, 2022 and 2021, respectively.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	March 31, 2022	December 31, 2021
	(In thousands)
Right-of-use assets (included in “other non-current assets”)	$45,622	$40,757
Capitalized software, leasehold improvements, and equipment	$119,026	$108,235
Intangible assets	$162,346	$159,356

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other expense, net

	Three Months Ended March 31,
	2022	2021

Interest income	$64	$97
Foreign exchange losses	(456)	(860)
Other	1	(4)
Other expense, net	$(391)	$(767)

NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. As a result, a $4 million legal reserve is established. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 2—Income Taxes” for additional information related to income tax contingencies.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
Angi Inc. and IAC have entered into certain agreements to govern their relationship. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
For the three months ended March 31, 2022 and 2021, the Company was charged $0.4 million and $1.1 million, respectively, by IAC for services rendered pursuant to the services agreement. There was $0.5 million of outstanding receivables pursuant to the services agreement at March 31, 2022 and no outstanding receivables pursuant to the services agreement at December 31, 2021. There were no outstanding payables pursuant to the services agreement at March 31, 2022 or December 31, 2021.
Additionally, the Company subleases office space to IAC and charged IAC $0.4 million and $0.4 million of rent for the three months ended March 31, 2022 and 2021, respectively. IAC subleases office space to the Company and charged the Company $0.3 million of rent for the three months ended March 31, 2022. At March 31, 2022 and December 31, 2021, there were no outstanding receivables or payables pursuant to the sublease agreements.
At March 31, 2022 and December 31, 2021, the Company had outstanding payables of $0.8 million and $0.3 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the accompanying consolidated balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022, no shares of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees. For the three months ended March 31, 2021, 0.1 million shares of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement. For the three months ended March 31, 2022, no shares of Angi Inc. Class A common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. For the three months ended March 31, 2021, 2.6 million shares of Angi Inc. Class A common stock were issued to IAC pursuant to the employee matters agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 239,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended March 31, 2022. Additionally, consumers turned to at least one of our brands to find a professional for approximately 32 million projects during the twelve months ended March 31, 2022.
The Company has two operating segments: (i) North America (United States and Canada), which includes Angi Ads, Angi Leads, and Angi Services; and (ii) Europe. In March 2021, the Company rebranded its North American brands which operate as follows: Angi Ads operates under the Angi brand, Angi Leads operates primarily under the HomeAdvisor, powered by Angi brand, and Angi Services operates primarily under the Handy and Angi Roofing brands.
For a more detailed description of the Company’s operating businesses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
•Senior Notes - On August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, which commenced February 15, 2021.
Components of Results of Operations
Sources of Revenue
Angi Ads and Leads Revenue is primarily derived from (i) advertising revenue, which includes revenue from service professionals under contract for advertising, (ii) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), and (iii) membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors including the service requested, product experience offered, and geographic location of service. Angi

Services is primarily comprised of revenue from jobs (i) sourced through the “Book Now” feature which allows consumers to book and schedule on demand (ii) under managed projects (including Angi Roofing) which are larger home improvement projects, and (iii) through retail partnerships for installation of furniture or other household items.
Operating Costs and Expenses:
•Cost of revenue - consists primarily of (i) payments made to independent service professionals who perform work contracted under Angi Services arrangements, (ii) credit card processing fees, (iii) hosting fees, and (iv) roofing materials costs associated with Angi Roofing.
•Selling and marketing expense - consists primarily of (i) advertising expenditures, which include online marketing, including fees paid to search engines, (ii) offline marketing, which is primarily television advertising; and partner-related payments to those who direct traffic to our brands, (iii) compensation expense (including stock-based compensation expense) and other employee-related costs for our sales force and marketing personnel, (iv) software license and maintenance costs, and (v) facilities costs.
•General and administrative expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, (ii) fees for professional services (including transaction-related costs related to acquisitions), (iii) provision for credit losses, (iv) software license and maintenance costs, and (v) facilities costs. Our customer service function includes personnel who provide support to our service professionals and consumers.
•Product development expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and (ii) software license and maintenance costs.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings attributable to Angi Inc. shareholders to operating (loss) income to consolidated Adjusted EBITDA for the three months ended March 31, 2022 and 2021.
Brand Integration Initiative
In March 2021, the Company changed its name to Angi Inc. and updated one of its leading websites and brands, Angie’s List, to Angi, and since then, has concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.
We rely heavily on free, or organic, search results from search engine optimization, and paid search engine marketing to drive traffic to our websites. Our brand integration initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, we shifted marketing to support Angi, away from HomeAdvisor, powered by Angi, which has negatively affected the efficiency of our search engine marketing efforts.
Since the beginning of the integration process, these efforts have had a pronounced negative impact on service requests from organic search results, which in turn has resulted in increased paid search engine marketing to generate service requests. These factors have increased marketing spend and reduced revenue materially more than expected since the launch of the brand initiative in March 2021. We expect the pronounced negative impact to organic search results, the increased paid search engine marketing costs, and the reduced monetization from our mobile applications to continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established.
Angi Services Investment
Angi Services was launched in August 2019 and we have invested significantly in Angi Services and expect to continue to do so going forward. Since the launch of Angi Services, we have experienced and expect significant future revenue growth as we expand the business, refine the overall experience, and increase penetration in certain geographies and service categories.

This increased investment in Angi Services has contributed to losses for the Company for the three months ended March 31, 2022 and this investment is expected to continue through at least 2023.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.
As previously disclosed, the impact of COVID-19 on the Company initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and continued to decline into the first quarter of 2022 because of Angi Inc.’s brand integration that began in March 2021 and, in late 2021 and early 2022, the Omicron variant surge. Moreover, many service professionals’ businesses have been and continue to be adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which continues to negatively impact our ability to monetize service requests. Although our ability to monetize service requests rebounded modestly in the second half of 2021 and first quarter of 2022, we still have not returned to levels we experienced pre-COVID-19. No assurances can be provided that we will continue to be able to improve monetization, or that service professionals’ businesses and, as a consequence, our revenue and profitability will not continue to be adversely impacted in the future.
The extent to which developments related to the COVID-19 pandemic and measures designed to curb its spread continue to impact the Company’s business, financial condition, and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the continuing spread of COVID-19, the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes toward receiving them, materials and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments.

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021
Revenue

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
North America
Angi Ads and Leads:
Consumer connection revenue	$212,796	$(8,634)	(4)%	$221,430
Advertising revenue	63,776	3,029	5%	60,747
Membership subscription revenue	16,237	(645)	(4)%	16,882
Other revenue	5,226	(2,052)	(28)%	7,278
Total Angi Ads and Leads revenue	298,035	(8,302)	(3)%	306,337
Angi Services revenue	113,137	58,433	107%	54,704
Total North America revenue	411,172	50,131	14%	361,041
Europe	24,987	(1,001)	(4)%	25,988
Total revenue	$436,159	$49,130	13%	$387,029

Percentage of Total Revenue:
North America	94%			93%
Europe	6%			7%
Total revenue	100%			100%

	Three Months Ended March 31,
	2022	Change	% Change	2021
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	6,701	(1,008)	(13)%	7,709
Monetized Transactions	3,889	(304)	(7)%	4,193
Transacting SPs	204	(8)	(4)%	212
Advertising SPs	35	(5)	(11)%	40
North America revenue increased $50.1 million, or 14%, driven by growth of $58.4 million, or 107%, in Angi Services revenue, partially offset by a decrease in Angi Ads and Leads of $8.3 million, or 3%. Angi Services revenue growth is due primarily to Angi Roofing, acquired July 1, 2021, and to a lesser extent, organic growth. The decrease in Angi Ads and Leads revenue is primarily due to a decrease in Service Requests during the quarter of 13%.
Europe revenue decreased $1.0 million, or 4%, due to the $1.5 million unfavorable impact of the strengthening of the U.S dollar relative to the Euro and the British Pound, which more than offset $0.5 million of revenue growth expressed in constant currency.
Cost of revenue

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$98,998	$45,170	84%	$53,828
As a percentage of revenue	23%			14%
North America cost of revenue increased $45.2 million, or 85%, and increased as a percentage of revenue, due primarily to $27.2 million of costs attributable to Angi Roofing acquired July 1, 2021, primarily for roofing materials and third-party contractors. The remaining increase is primarily due the growth of Angi Services including costs incurred for third-party service professionals for other Angi Services arrangements.

Selling and marketing expense

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Selling and marketing expense	$225,801	$19,961	10%	$205,840
As a percentage of revenue	52%			53%
North America selling and marketing expense increased $19.2 million, or 10%, driven by increases in advertising expense of $8.9 million, expense of $6.2 million from inclusion of Angi Roofing, an increase in consulting costs of $2.8 million and an increase in software maintenance costs of $1.6 million, partially offset by decreases in lease expense of $1.5 million and compensation expense of $1.0 million. The increase in advertising expense was due primarily to an increase in television spend of $11.4 million offset by decreases in online and app advertising of $4.1 million. The increase in television spend in 2022 reflects the return to historical spending levels as compared to the cost cutting initiatives during 2021 due to the impact of COVID-19 and is consistent with 2020 spend prior to COVID-19. The increase in consulting and software maintenance costs was due primarily to various sales initiatives at Angi Services. The decrease in lease expense is a result of the Company reducing its real estate footprint in 2021. The decrease in compensation expense was due primarily to decreased commission expense.
Europe selling and marketing expense increased $0.7 million, or 5%, driven by an increase in advertising expense of $1.0 million partially offset by a decrease in compensation expense of $0.4 million.
General and administrative expense

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
General and administrative expense	$109,655	$21,493	24%	$88,162
As a percentage of revenue	25%			23%
North America general and administrative expense increased $28.5 million, or 39%, due primarily to an increase of $15.0 million in compensation expense, $6.9 million of expense from the inclusion of Angi Roofing, $4.7 million in professional fees and $1.9 million in software maintenance costs. The increase in compensation expense is due to an increase of $8.9 million in stock-based compensation expense and an increase of $4.6 million in wage-related expense. The increase in stock-based compensation expense is the result of the reversal of previously recognized stock-based compensation as a result of the forfeiture of unvested awards due to management departures in the first quarter of 2021 and new awards granted since Q1 2021. The increase in professional fees is due primarily to an increase in legal fees and outsourced personnel costs, and to a lesser extent, recruiting fees. The increase in outsourced personnel costs is due primarily to an increase in call volume related to our customer service function. The increase in software license and maintenance expense is due primarily to increased spend on software to support our customer service function.
Europe general and administrative expense decreased $7.0 million, or 48%, driven by a decrease in compensation expense of $7.1 million which was caused by a one-time expense of $6.0 million related to the acquisition of an additional 21% interest in MyBuilder in the first quarter of 2021, lower headcount, and lower average compensation.
Product development expense

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Product development expense	$17,859	$(188)	(1)%	$18,047
As a percentage of revenue	4%			5%

North America product development expense decreased $0.9 million, or 6%, due primarily to decreases in compensation expense of $1.5 million and lease expense of $0.6 million, partially offset by an increase in software license and maintenance expense of $0.7 million and an increase in outsourced personnel and consulting costs of $0.4 million. The decrease in compensation expense is primarily due to an increase in capitalized wages from additional capitalized software projects and a reduction in headcount.
Europe product and development expense increased $0.7 million, or 16%, due to an increase in compensation expense of $0.5 million from higher headcount and higher average compensation.
Depreciation

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Depreciation	$13,999	$(1,970)	(12)%	$15,969
As a percentage of revenue	3%			4%
North America depreciation in 2022 decreased $1.4 million, or 9%, due primarily to the write-off of certain capitalized software projects in the three-months ended March 31, 2021.
Europe depreciation in 2022 decreased $0.6 million, or 42%, as capitalized software projects reached the end of their depreciable lives.
Operating (loss) income

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
North America	$(29,654)	$(39,231)	NM	$9,577
Europe	(4,303)	5,165	55%	(9,468)
Total	$(33,957)	$(34,066)	NM	$109

As a percentage of revenue	(8)%			—%
________________________
NM = Not meaningful
North America operating income decreased $39.2 million to a loss of $29.7 million due to a decrease in Adjusted EBITDA of $30.8 million, described below, and an increase of $11.0 million in stock-based compensation expense, partially offset by decreases of $1.4 million in depreciation expense and $1.3 million in amortization of intangibles expense. The increase in stock-based compensation expense was due primarily due to the reversal of previously recognized stock-based compensation due to forfeitures from management departures in the first quarter of 2021 and new awards granted since the first quarter of 2021, noted above. The decrease in depreciation primarily to the write-off of certain capitalized software projects in the three-months ended March 31, 2021. The decrease in the amortization of intangibles was due primarily to certain intangible assets becoming fully amortized during 2021.
Europe operating loss increased $5.2 million to a loss of $4.3 million due primarily to an increase in Adjusted EBITDA loss of $4.5 million, described below, and a decrease in depreciation expense of $0.6 million.
At March 31, 2022, there is $111.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3 years.

Adjusted EBITDA

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
North America	$341	$(30,824)	(99)%	$31,165
Europe	(3,510)	4,469	56%	(7,979)
Total	$(3,169)	$(26,355)	NM	$23,186

As a percentage of revenue	(1)%			6%
For a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating loss to Adjusted EBITDA for the Company’s reportable segments, see “Note 7—Segment Information” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
North America Adjusted EBITDA decreased $30.8 million, or 99%, to $0.3 million, and decreased as a percentage of revenue, despite higher revenue of $50.1 million, due primarily to an increases in cost of revenue of $45.2 million, general and administrative expense of $28.5 million, and selling and marketing expense of $19.2 million, each of which are explained above.
Europe Adjusted EBITDA increased $4.5 million, as general and administrative expenses were lower by $7.0 million, which was partially offset by lower revenue of $1.0 million and higher selling and marketing expense of $0.7 million, and product development expense of $0.7 million, each of which are described above.
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

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(In thousands)
Interest expense	$5,022	$(1,595)	(24)%	$6,617
Interest expense decreased primarily due to the repayment of the ANGI Group Term Loan during the second quarter of 2021.
Other expense, net

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(In thousands)
Other expense, net	$(391)	$376	49%	$(767)
Other expense, net in 2022 principally includes a net foreign currency exchange loss of $0.5 million.
Other expense, net in 2021 principally includes foreign currency exchange losses of $0.9 million, partially offset by interest income of $0.1 million.

Income tax benefit

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Income tax benefit	$6,083	$(3,206)	(35)%	$9,289
Effective income tax rate	15%			NM
For further details of income tax matters, see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
In 2022, the effective income tax rate was lower than the statutory rate of 21%, due primarily to tax shortfalls generated by the exercise and vesting of stock-based awards and foreign income taxed at different tax rates.
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
The following table reconciles net (loss) earnings attributable to Angi Inc. shareholders to operating (loss) income to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net (loss) earnings attributable to Angi Inc. shareholders	$(33,390)	$1,931
Add back:
Net earnings attributable to noncontrolling interests	103	83
Income tax benefit	(6,083)	(9,289)
Other income, net	391	767
Interest expense	5,022	6,617
Operating (loss) income	(33,957)	109
Add back:
Stock-based compensation expense	12,985	2,034
Depreciation	13,999	15,969
Amortization of intangibles	3,804	5,074
Adjusted EBITDA	$(3,169)	$23,186
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

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	March 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents:
United States	$364,703	$404,277
All other countries	26,583	23,859
Total cash and cash equivalents	$391,286	$428,136

Long-term debt:
Senior Notes	$500,000	$500,000
Total long-term debt	500,000	500,000
Less: unamortized debt issuance costs	5,270	5,448
Total long-term debt, net	$494,730	$494,552
At March 31, 2022, all of the Company’s international cash can be repatriated without significant tax consequences.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(735)	$6,209
Investing activities	$(26,816)	$(45,072)
Financing activities	$(9,466)	$(345,168)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, amortization of intangibles, depreciation, impairment of long-lived and right-of-use assets, non-cash lease expense, and deferred income taxes.
2022
Adjustments to earnings consist primarily of $21.6 million of provision for credit losses, $14.0 million of depreciation, $13.0 million of stock-based compensation expense, $3.8 million of amortization of intangibles, and $3.4 million of non-cash lease expense. The decrease from changes in working capital consists primarily of an increase of $37.8 million in accounts receivable and a decrease of $4.5 million in operating lease liabilities, partially offset by increases of $20.6 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Angi Services. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due primarily to increases in accrued expenses related to the factors described in the “Brand Integration Initiative” and accrued roofing material costs related to Angi Roofing.
Net cash used in investing activities includes $26.9 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities includes $8.1 million for the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $7.80 per share and $1.3 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

2021
Adjustments to earnings consist primarily of $19.1 million of provision for credit losses, $16.0 million of depreciation, $5.1 million of amortization of intangibles, $2.9 million of revenue reserves, and $2.0 million of stock-based compensation expense, partially offset by $10.3 million of deferred income taxes. The decrease from changes in working capital consists primarily of increases in accounts receivable of $34.6 million, partially offset by increases in accounts payable and other liabilities of $8.8 million and deferred revenue of $3.0 million. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables. The increase in deferred revenue is driven primarily by increases in memberships. The increase in accounts receivable is due primarily to revenue growth in North America.
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At March 31, 2022 there were no limitations pursuant thereto.
During the three months ended March 31, 2021, ANGI Group prepaid $6.9 million of the ANGI Group Term Loan principal that was otherwise due in the first quarter of 2022 and, as of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety.
The $250.0 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
Share Repurchase Authorizations and Activity
During the three months ended March 31, 2022, the Company repurchased 1.0 million shares, on a trade date basis, of its common stock at an average price of $7.80 per share, or $8.1 million in aggregate. The Company has 15.0 million shares remaining in its share repurchase authorization as of May 6, 2022. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors the Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
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
The following table summarizes the aggregate intrinsic value of all awards outstanding as of May 6, 2022; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)
Stock appreciation rights	$943	$471	115
Other equity awards(a)(b)	88,069	43,637	10,811
Total outstanding employee stock-based awards	$89,012	$44,108	10,926
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

Contractual Obligations
At March 31, 2022, there have been no material changes outside the ordinary course of business to the Company's contractual obligations since the disclosures for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K.
Capital Expenditures
The Company’s 2022 capital expenditures are expected to be higher than 2021 capital expenditures of $70.2 million by approximately 20% to 25%, due primarily to increased investment in capitalized software to support the development of our products and services.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the “COVID-19 Update” section above, to date, the COVID-19 outbreak and measures designed to curb its spread have adversely impacted the Company’s business.
At March 31, 2022, IAC held all Class B shares of Angi Inc., which represent 84.5% of the economic interest and 98.2% of the voting interest of the Company. As a result, IAC has the ability to control Angi Inc.’s financing activities, including the issuance of additional debt and equity securities by Angi Inc. or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi Inc. is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi Inc.’s capital stock and its representation on the Angi Inc. board of directors. Additional financing may not be available on terms favorable to the Company or at all. In addition, the Company’s existing indebtedness could limit its ability to obtain additional financing.
The Company believes its existing cash, cash equivalents, and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the next twelve months. We may elect to raise additional capital through the sale of additional equity or debt financing to fund business activities such as strategic acquisitions, share repurchases, or other purposes beyond the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2022, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings
Overview
In the ordinary course of business, the Company and its subsidiaries are (or may become) parties to claims, suits, regulatory and government investigations, and other proceedings involving property, personal injury, contract, intellectual property, privacy, tax, labor and employment, competition, commercial disputes, consumer protection and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences and could subject us to costs, including legal fees, require us to change our business practices, divert resources and the attention of management from our business, or otherwise adversely affect our business. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither the Company nor any of its subsidiaries is currently a party to any legal proceedings, the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.
Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending proceedings which we are defending, including the ones described below, involve or are likely to involve amounts of that magnitude. The litigation and administrative matters described below involve issues or claims that we believe may be of particular interest to our stockholders, regardless of whether the matters may be material to our financial position or operations, based upon the standard set forth in the rules of the Securities and Exchange Commission.
FTC Investigation Proceeding Regarding Certain HomeAdvisor Business Practices
In 2021, the staff of the Federal Trade Commission (“FTC”) informed HomeAdvisor that the FTC was investigating certain of HomeAdvisor’s business practices. On March 11, 2022, the FTC filed a complaint against HomeAdvisor with the FTC’s administrative law judge, alleging that certain of HomeAdvisor’s business practices related to leads provided to service professionals and its mHelpDesk product are unfair or deceptive in violation of the FTC Act and requesting injunctive relief. While HomeAdvisor believes that the claims are without merit and is defending vigorously against them, the FTC administrative proceeding is ongoing, and the outcome cannot be predicted at present.
Service Professional Class Action Litigation against HomeAdvisor
This purported class action pending in Colorado is described in detail on pages 26-27 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849 and Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, both filed in U.S. District Court in Colorado and consolidated under the caption In re HomeAdvisor, Inc. Litigation. This lawsuit alleges that our HomeAdvisor business engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads or failing to disclose certain charges. There have been no material or otherwise noteworthy developments in this case since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.
Item 1A.    Risk Factors
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans,” “intends,” “will continue,” “may”, “could” and “believes,” among similar expressions, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to our future business, financial condition, results of operations and financial performance, our business prospects and strategy, trends and prospects in home services industry and other similar matters. These forward-looking statements are based on Company management's expectations and assumptions about future events as of the date of this report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the impact of the COVID-19 outbreak on our businesses, (ii) our ability to compete, (iii) the failure or delay of the home services market to migrate online, (iv) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), (v) our ability to establish and maintain relationships with quality service professionals, (vi) our ability to build, maintain and/or enhance our various brands, including through our Angi brand integration initiative, (vii) our ability to expand our pre-priced bookings offerings, (viii) our ability to market our various products and services in a successful and cost-effective manner, (ix) our ability to drive traffic to our properties and businesses, including through the continued display of links to websites offering our products and services in a prominent manner in search results, (x) our continued ability to communicate with consumers and service professionals via e-mail (or other sufficient means), (xi) our ability to access, share and use personal data about consumers, (xii) our ability to develop and monetize versions of our products and services for mobile and other digital devices, (xiii) any challenge to the contractor classification or employment status of our service professionals, (xiv) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information, (xv) the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, (xvi) the integrity, quality, efficiency and scalability of our technology systems and infrastructures (and those of third parties with whom we do business), (xvii) operational and financial risks relating to acquisitions and the integration of suitable targets, (xviii) our ability to operate (and expand into) international markets successfully, (xix) our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties, (xx) changes in key personnel, (xxi) various risks related to our relationship with IAC and (xxii) various risks related to our outstanding indebtedness.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Company management as of the date of this quarterly report. We do not undertake to update these forward-looking statements.
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
Pursuant to the employee matters agreement, no shares of Class A common stock and no shares of Class B common stock were issued to IAC during the quarter ended March 31, 2022.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the three months ended March 31, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2022	954,447	$7.78	954,447	15,115,389
February 2022	89,675	$7.99	89,675	15,025,714
March 2022	—	$—	—	15,025,714
Total	1,044,122	$7.80	1,044,122	15,025,714
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorizations previously announced in March 2020.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of March 31, 2022 pursuant to the March 2020 share repurchase authorizations. The Company may repurchase shares pursuant to this share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.2	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 10, 2022
Angi Inc.

		By:	/s/ JEFFREY W. PEDERSEN
Jeffrey W. Pedersen
Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. PEDERSEN	Chief Financial Officer	May 10, 2022
Jeffrey W. Pedersen