Form 10-Q
period 2022-06-30
Angi Inc.
filed 2022-08-09
CIK 1705110

As filed with the Securities and Exchange Commission on August 9, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 5, 2022, the following shares of the Registrant’s common stock were outstanding:

Class A Common Stock	81,270,011
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	503,289,258

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$360,950	$428,136
Accounts receivable, net of reserves of $46,317 and $36,360, respectively	119,768	84,387
Other current assets	81,864	70,548
Total current assets	562,582	583,071

Capitalized software, leasehold improvements and equipment, net	156,230	118,267
Goodwill	909,964	916,039
Intangible assets, net	185,174	193,826
Deferred income taxes	135,315	122,693
Other non-current assets, net	68,250	76,245
TOTAL ASSETS	$2,017,515	$2,010,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$41,700	$38,860
Deferred revenue	56,940	53,834
Accrued expenses and other current liabilities	238,962	183,815
Total current liabilities	337,602	276,509

Long-term debt, net	494,913	494,552
Deferred income taxes	2,223	1,883
Other long-term liabilities	82,905	91,670

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 100,897 and 99,745 shares, respectively, and outstanding 80,686 and 80,578, respectively	101	100
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 and 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,374,200	1,350,457
Accumulated deficit	(119,251)	(61,629)
Accumulated other comprehensive (loss) income	(393)	3,309
Treasury stock, 20,211 and 19,167 shares, respectively	(166,184)	(158,040)
Total Angi Inc. shareholders’ equity	1,088,895	1,134,619
Noncontrolling interests	10,977	10,908
Total shareholders’ equity	1,099,872	1,145,527
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,017,515	$2,010,141
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenue	$515,782	$420,988	$951,941	$808,017
Cost of revenue (exclusive of depreciation shown separately below)	127,771	69,704	226,769	123,532
Gross profit	388,011	351,284	725,172	684,485
Operating costs and expenses:
Selling and marketing expense	251,159	239,031	476,960	444,871
General and administrative expense	119,626	107,486	229,281	195,648
Product development expense	20,954	18,752	38,813	36,799
Depreciation	13,354	15,058	27,353	31,027
Amortization of intangibles	3,804	3,688	7,608	8,762
Total operating costs and expenses	408,897	384,015	780,015	717,107
Operating loss	(20,886)	(32,731)	(54,843)	(32,622)
Interest expense	(5,026)	(5,814)	(10,048)	(12,431)
Other expense, net	(1,750)	(636)	(2,141)	(1,403)
Loss before income taxes	(27,662)	(39,181)	(67,032)	(46,456)
Income tax benefit	3,665	9,129	9,748	18,418
Net loss	(23,997)	(30,052)	(57,284)	(28,038)
Net earnings attributable to noncontrolling interests	(235)	(241)	(338)	(324)
Net loss attributable to Angi Inc. shareholders	$(24,232)	$(30,293)	$(57,622)	$(28,362)

Per share information attributable to Angi Inc. shareholders:
Basic loss per share	$(0.05)	$(0.06)	$(0.11)	$(0.06)
Diluted loss per share	$(0.05)	$(0.06)	$(0.11)	$(0.06)

Stock-based compensation expense by function:
Selling and marketing expense	$1,891	$865	$3,130	$1,882
General and administrative expense	8,662	7,410	18,297	7,494
Product development expense	2,864	1,268	4,975	2,201
Total stock-based compensation expense	$13,417	$9,543	$26,402	$11,577
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(23,997)	$(30,052)	$(57,284)	$(28,038)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(3,225)	1,395	(3,971)	2,075
Comprehensive loss	(27,222)	(28,657)	(61,255)	(25,963)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(235)	(241)	(338)	(324)
Change in foreign currency translation adjustment attributable to noncontrolling interests	326	(45)	269	(739)
Comprehensive loss (income) attributable to noncontrolling interests	91	(286)	(69)	(1,063)
Comprehensive loss attributable to Angi Inc. shareholders	$(27,131)	$(28,943)	$(61,324)	$(27,026)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2022
(Unaudited)

		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of March 31, 2022	$—	$100	100,426	$422	422,019	$—	—	$1,361,540	$(95,019)	$2,506	$(166,184)	$1,103,365	$11,068	$1,114,433
Net (loss) earnings	—	—	—	—	—	—	—	—	(24,232)	—	—	(24,232)	236	(23,996)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,899)	—	(2,899)	(326)	(3,225)
Stock-based compensation expense	—	—	—	—	—	—	—	14,111	—	—	—	14,111	—	14,111
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	471	—	—	—	—	(1,451)	—	—	—	(1,450)	—	(1,450)
Other	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2022	$—	$101	100,897	$422	422,019	$—	—	$1,374,200	$(119,251)	$(393)	$(166,184)	$1,088,895	$10,977	$1,099,872

Balance as of December 31, 2021	$—	$100	99,745	$422	422,019	$—	—	$1,350,457	$(61,629)	$3,309	$(158,040)	$1,134,619	$10,908	$1,145,527
Net (loss) earnings	—	—	—	—	—	—	—	—	(57,622)	—	—	(57,622)	339	(57,283)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(3,702)	—	(3,702)	(269)	(3,971)
Stock-based compensation expense	—	—	—	—	—	—	—	27,667	—	—	—	27,667	—	27,667
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,152	—	—	—	—	(3,924)	—	—	—	(3,923)	—	(3,923)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(8,144)	(8,144)	—	(8,144)
Other	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2022	$—	$101	100,897	$422	422,019	$—	—	$1,374,200	$(119,251)	$(393)	$(166,184)	$1,088,895	$10,977	$1,099,872
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2021
(Unaudited)

		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

										Accumulated Other Comprehensive Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of March 31, 2021	$4,608	$98	98,408	$422	421,958	$—	—	$1,333,294	$11,680	$4,623	$(126,997)	$1,223,120	$10,823	$1,233,943
Net earnings (loss)	48	—	—	—	—	—	—	—	(30,293)	—	—	(30,293)	194	(30,099)
Other comprehensive income	8	—	—	—	—	—	—	—	—	1,350	—	1,350	37	1,387
Stock-based compensation expense	—	—	—	—	—	—	—	11,477	—	—	—	11,477	—	11,477
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	697	—	—	—	—	(6,691)	—	—	—	(6,690)	—	(6,690)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	6	—	19	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(721)	(721)	—	(721)
Adjustment of redeemable noncontrolling interests to fair value	(128)	—	—	—	—	—	—	128	—	—	—	128	—	128
Balance as of June 30, 2021	$4,536	$99	99,111	$422	421,977	$—	—	$1,338,208	$(18,613)	$5,973	$(127,718)	$1,198,371	$11,054	$1,209,425

Balance as of December 31, 2020	$26,364	$94	94,238	$422	421,862	$—	—	$1,379,469	$9,749	$4,637	$(122,081)	$1,272,290	$10,567	$1,282,857
Net (loss) earnings	(12)	—	—	—	—	—	—	—	(28,362)	—	—	(28,362)	336	(28,026)
Other comprehensive income	588	—	—	—	—	—	—	—	—	1,336	—	1,336	151	1,487
Stock-based compensation expense	—	—	—	—	—	—	—	14,019	—	—	—	14,019	—	14,019
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,288	—	—	—	—	(54,743)	—	—	—	(54,741)	—	(54,741)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	3	2,585	—	115	—	—	(3)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(5,637)	(5,637)	—	(5,637)
Purchase of redeemable noncontrolling interests	(22,938)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	534	—	—	—	—	—	—	(534)	—	—	—	(534)	—	(534)
Balance as of June 30, 2021	$4,536	$99	99,111	$422	421,977	$—	—	$1,338,208	$(18,613)	$5,973	$(127,718)	$1,198,371	$11,054	$1,209,425
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(57,284)	$(28,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	47,926	42,731
Stock-based compensation expense	26,402	11,577
Depreciation	27,353	31,027
Amortization of intangibles	7,608	8,762
Deferred income taxes	(12,095)	(20,344)
Impairment of long-lived and right-of-use assets	2,195	12,280
Non-cash lease expense	6,612	6,326
Revenue reserves	3,009	4,667
Other adjustments, net	1,976	2,592
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(84,234)	(63,192)
Other assets	(11,140)	2,050
Accounts payable and other liabilities	52,661	51,442
Operating lease liabilities	(8,624)	(8,243)
Income taxes payable and receivable	1,571	315
Deferred revenue	3,143	5,301
Net cash provided by operating activities	7,079	59,253

Cash flows from investing activities:
Capital expenditures	(62,138)	(35,713)
Proceeds from maturities of marketable debt securities	—	50,000
Net proceeds from the sale of a business	—	750
Proceeds from sale of fixed assets	164	—
Net cash (used in) provided by investing activities	(61,974)	15,037

Cash flows from financing activities:
Principal payments on Term Loan	—	(220,000)
Purchase of treasury stock	(8,144)	(5,637)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(3,513)	(54,596)
Purchase of noncontrolling interests	—	(22,938)
Net cash used in financing activities	(11,657)	(303,171)

Total cash used	(66,552)	(228,881)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(983)	546
Net decrease in cash and cash equivalents and restricted cash	(67,535)	(228,335)
Cash and cash equivalents and restricted cash at beginning of period	429,485	813,561
Cash and cash equivalents and restricted cash at end of period	$361,950	$585,226
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Over 256,000 domestic service professionals actively sought consumer matches, completed jobs, or advertised work through Angi platforms during the three months ended June 30, 2022. Additionally, consumers turned to at least one of our brands to find a service professional for approximately 31 million projects during the twelve months ended June 30, 2022.
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
At June 30, 2022, IAC/InterActiveCorp (“IAC”) owned 84.5% and 98.2% of the economic interest and voting interest, respectively, of the Company.
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) Angi and (ii) IAC and its subsidiaries are considered to be effectively settled for cash at the time the transaction is recorded. See “Note 10—Related Party Transactions with IAC” for additional information on transactions between Angi and IAC.
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
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile. The impact of COVID-19 has been difficult to precisely identify and measure in 2021 and beyond because we launched the rebranding initiative in March 2021.
As previously disclosed, the impact of COVID-19 initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
May 2021 and continued to decline into early 2022 due to the launch of Angi Inc.’s brand integration in March 2021, and the Omicron variant surge in late 2021 and early 2022. Our ability to monetize service requests rebounded modestly in the second half of 2021, continued to increase in the first half of 2022, and is approaching levels experienced pre-COVID-19. No assurances can be provided that we will continue to be able to improve monetization, or that service professionals’ businesses and, as a consequence, our revenue and profitability will not continue to be adversely impacted by COVID-19 in the future.
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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. At December 31, 2021, the current and non-current deferred revenue balances were $53.8 million and $0.1 million, respectively, and during the six months ended June 30, 2022, the Company recognized $45.8 million of revenue that was included in the deferred revenue balance as of December 31, 2021. At December 31, 2020, the current and non-current deferred revenue balances were $54.7 million and $0.2 million, respectively, and during the six months ended June 30, 2021, the Company recognized $46.0 million of revenue that was included in the deferred revenue balance as of December 31, 2020.
The current and non-current deferred revenue balances at June 30, 2022 are $56.9 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.

Practical Expedients and Exemptions

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Commissions Paid to Employees Pursuant to Sales Incentive Programs
The Company has determined that commissions paid to employees pursuant to certain sales incentive programs meet the requirements to be capitalized as the incremental costs to obtain a contract with a customer. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. Capitalized commissions paid to employees pursuant to these sales incentive programs are amortized over the estimated customer relationship period and are included in “Selling and marketing expense” in the accompanying statement of operations. The Company calculates the anticipated customer relationship period as the average customer life, which is based on historical data.

For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the commissions as incurred.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company uses a portfolio approach to assess the accounting treatment of the incremental costs to obtain a contract with a customer. The Company recognizes an asset for these costs if we expect to recover those costs. To the extent that these costs are capitalized, the resultant asset is amortized on a systematic basis consistent with the pattern of the transfer of the services to which the asset relates. The current contract assets are $47.6 million and $38.0 million at June 30, 2022 and December 31, 2021, respectively. The non-current assets are $1.0 million and $1.1 million at June 30, 2022 and December 31, 2021, respectively. The current and non-current capitalized costs to obtain a contract with a customer are included in “Other current assets” and “Other non-current assets” in the accompanying balance sheet.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three and six months ended June 30, 2022, the Company recorded an income tax benefit of $3.7 million and $9.7 million, which represents an effective income tax rate of 13% and 15%, respectively. For the three and six months ended June 30, 2022, the effective income tax rate is lower than the statutory rate of 21% due primarily to unbenefited foreign losses and tax shortfalls generated by the exercise and vesting for stock-based awards. For the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $9.1 million and $18.4 million, which represents an effective income tax rate of 23% and 40%, respectively. For the three months ended June 30, 2021, the effective income tax rate is higher than the statutory rate of 21% due primarily to benefits related to a change in the annual expected effective income tax rate, partially offset by nondeductible share-based compensation expense. For the six months ended June 30, 2021, the effective income tax rate is higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting for stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest are not material and there are currently no accruals for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2013 through 2019, which includes the operations of the Company. The statutes of limitations for the years 2013 through 2019 have been extended to December 31, 2023. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2014. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2022 and December 31, 2021, the Company has unrecognized tax benefits of $6.7 million and $6.3 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at June 30, 2022 are subsequently recognized, the income tax provision would be reduced by $6.4 million. The comparable amount as of December 31, 2021 is $6.0 million.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At June 30, 2022, the Company has a U.S. gross deferred tax asset of $223.4 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $49.7 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $173.7 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $124.7 million. The Company expects to generate sufficient future taxable income of at least $593.7 million prior to the expiration of these NOLs,

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the majority of which expire between 2030 and 2037, and a portion of which never expire, to fully realize this deferred tax asset.
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
The Company did not hold any available-for-sale marketable debt securities at June 30, 2022 and December 31, 2021.
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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$225,464	$—	$—	$225,464
Total	$225,464	$—	$—	$225,464

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$280,052	$—	$—	$280,052
Total	$280,052	$—	$—	$280,052

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
During the three months ended June 30, 2022, the Company recorded $2.3 million in impairment charges on ROU assets, leasehold improvements, and furniture and equipment. Impairment expense was determined by comparing the carrying value of each asset group related to each office space vacated to the estimated fair market value of cash inflows directly associated with each office space. Based on this analysis, if the carrying amount of the asset group is greater than the estimated future undiscounted cash flows, an impairment charge is recognized, measured as the amount by which the carrying amount exceeds the fair value of the asset.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(494,913)	$(382,050)	$(494,552)	$(486,875)
________________________
(a)    At June 30, 2022 and December 31, 2021, the carrying value of long-term debt, net includes unamortized debt issuance costs of $5.1 million and $5.4 million, respectively.

The fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2022	December 31, 2021
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15, which commenced February 15, 2021	$500,000	$500,000
Total long-term debt	500,000	500,000
Less: unamortized debt issuance costs	5,087	5,448
Total long-term debt, net	$494,913	$494,552
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At June 30, 2022, there were no limitations pursuant thereto.
ANGI Group Revolving Facility
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
ANGI Group Term Loan
During the six months ended June 30, 2021, ANGI Group prepaid the remaining balance of $220.0 million of the ANGI Group Term Loan principal, which otherwise would have matured on November 5, 2023.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables presents the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Three Months Ended June 30,
	2022		2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at April 1	$2,506	$2,506	$4,623	$4,623
Other comprehensive (loss) income	(2,899)	(2,899)	1,350	1,350
Balance at June 30	$(393)	$(393)	$5,973	$5,973

	Six Months Ended June 30,
	2022		2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at January 1	$3,309	$3,309	$4,637	$4,637
Other comprehensive (loss) income	(3,702)	(3,702)	1,336	1,336
Balance at June 30	$(393)	$(393)	$5,973	$5,973
At both June 30, 2022 and 2021, there was no tax benefit or provision on the accumulated other comprehensive (loss) income.
NOTE 6—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(23,997)	$(23,997)	$(30,052)	$(30,052)
Net earnings attributable to noncontrolling interests	(235)	(235)	(241)	(241)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(24,232)	$(24,232)	$(30,293)	$(30,293)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	502,453	502,453	504,469	504,469
Dilutive securities (a) (b)	—	—	—	—
Denominator for loss per share—weighted average shares	502,453	502,453	504,469	504,469

Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Loss per share	$(0.05)	$(0.05)	$(0.06)	$(0.06)

	Six Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(57,284)	$(57,284)	$(28,038)	$(28,038)
Net earnings attributable to noncontrolling interests	(338)	(338)	(324)	(324)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(57,622)	$(57,622)	$(28,362)	$(28,362)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	502,231	502,231	502,577	502,577
Dilutive securities (a) (b)	—	—	—	—
Denominator for loss per share—weighted average shares	502,231	502,231	502,577	502,577

Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Loss per share	$(0.11)	$(0.11)	$(0.06)	$(0.06)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three and six months ended June 30, 2022 and 2021, 28.7 million and 14.5 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(b) Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
and six months ended June 30, 2022 and 2021, 4.4 million and 3.7 million underlying market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 7—SEGMENT INFORMATION
The Company has determined its operating segments consistent with how the chief operating decision maker views the businesses. Additionally, the Company considers how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market.
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
North America	$495,814	$399,945	$906,986	$760,986
Europe	19,968	21,043	44,955	47,031
Total	$515,782	$420,988	$951,941	$808,017
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
North America
Angi Ads and Leads:
Consumer connection revenue(a)	$259,037	$240,016	$471,833	$461,446
Advertising revenue(b)	65,085	62,608	128,861	123,355
Membership subscription revenue(c)	15,554	17,065	31,791	33,947
Other revenue	5,243	7,431	10,469	14,709
Total Angi Ads and Leads revenue	344,919	327,120	642,954	633,457
Angi Services revenue(d)	150,895	72,825	264,032	127,529
Total North America revenue	495,814	399,945	906,986	760,986
Europe
Consumer connection revenue(e)	16,941	17,345	38,744	39,696
Service professional membership subscription revenue	2,738	3,331	5,628	6,659
Advertising and other revenue	289	367	583	676
Total Europe revenue	19,968	21,043	44,955	47,031
Total revenue	$515,782	$420,988	$951,941	$808,017
________________________
(a)    Includes fees paid by service professionals for consumer matches through the Angi Ads and Leads platforms.
(b)    Includes revenue from service professionals under contract for advertising.
(c)    Includes membership subscription revenue from service professionals and consumers.
(d)    Includes revenue from pre-priced offerings and Angi Roofing.
(e)    Includes fees paid by service professionals for consumer matches.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenue
United States	$490,049	$394,538	$895,557	$750,982
All other countries	25,733	26,450	56,384	57,035
Total	$515,782	$420,988	$951,941	$808,017

	June 30, 2022	December 31, 2021
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$149,232	$111,136
All other countries	6,998	7,131
Total	$156,230	$118,267
The following tables present operating loss and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Operating loss:
North America	$(20,056)	$(32,127)	$(49,710)	$(22,550)
Europe	(830)	(604)	(5,133)	(10,072)
Total	$(20,886)	$(32,731)	$(54,843)	$(32,622)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Adjusted EBITDA(f):
North America	$10,019	$(5,302)	$10,360	$25,863
Europe	$(330)	$860	$(3,840)	$(7,119)
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
The following tables reconcile operating loss for the Company’s reportable segments and net loss attributable to Angi Inc. shareholders to Adjusted EBITDA:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2022
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(20,056)	$13,439	$12,832	$3,804	$10,019
Europe	(830)	$(22)	$522	$—	$(330)
Operating loss	(20,886)
Interest expense	(5,026)
Other expense, net	(1,750)
Loss before income taxes	(27,662)
Income tax benefit	3,665
Net loss	(23,997)
Net earnings attributable to noncontrolling interests	(235)
Net loss attributable to Angi Inc. shareholders	$(24,232)

	Three Months Ended June 30, 2021
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(32,127)	$9,455	$13,682	$3,688	$(5,302)
Europe	(604)	$88	$1,376	$—	$860
Operating loss	(32,731)
Interest expense	(5,814)
Other income, net	(636)
Loss before income taxes	(39,181)
Income tax benefit	9,129
Net earnings	(30,052)
Net earnings attributable to noncontrolling interests	(241)
Net earnings attributable to Angi Inc. shareholders	$(30,293)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2022
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(49,710)	$26,433	$26,029	$7,608	$10,360
Europe	(5,133)	$(31)	$1,324	$—	$(3,840)
Operating loss	(54,843)
Interest expense	(10,048)
Other expense, net	(2,141)
Loss before income taxes	(67,032)
Income tax benefit	9,748
Net loss	(57,284)
Net earnings attributable to noncontrolling interests	(338)
Net loss attributable to Angi Inc. shareholders	$(57,622)

	Six Months Ended June 30, 2021
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(22,550)	$11,391	$28,260	$8,762	$25,863
Europe	(10,072)	$186	$2,767	$—	$(7,119)
Operating loss	(32,622)
Interest expense	(12,431)
Other income, net	(1,403)
Loss before income taxes	(46,456)
Income tax benefit	18,418
Net earnings	(28,038)
Net earnings attributable to noncontrolling interests	(324)
Net earnings attributable to Angi Inc. shareholders	$(28,362)
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$360,950	$428,136	$584,260	$812,705
Restricted cash included in other current assets	130	156	236	407
Restricted cash included in other non-current assets	870	1,193	730	449
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$361,950	$429,485	$585,226	$813,561
Restricted cash included in other current assets at June 30, 2022 primarily consisted of cash reserved to fund insurance claims.
Restricted cash included in other current assets at December 31, 2021, June 30, 2021 and December 31, 2020 consisted of cash reserved to fund insurance claims and cash received from customers through the marketplace platforms, representing funds collected for payments to service providers, which were not settled as of the period end.
Restricted cash included in other non-current assets for all periods presented above primarily consisted of deposits related to leases. Restricted cash included in other non-current assets at June 30, 2022 and December 31, 2021 also included cash held related to a check endorsement guarantee for Angi Roofing.
Credit Losses and Revenue Reserve
The following table presents the changes in the credit loss reserve for the six months ended June 30, 2022 and 2021:

	2022	2021
	(In thousands)
Balance at January 1	$33,652	$26,046
Current period provision for credit losses	47,926	42,731
Write-offs charged against the credit loss reserve	(40,764)	(37,051)
Recoveries collected	2,709	1,351
Balance at June 30	$43,523	$33,077
The revenue reserve was $2.8 million and $2.8 million at June 30, 2022 and 2021, respectively. The total allowance for credit losses and revenue reserve was $46.3 million and $35.9 million as of June 30, 2022 and 2021, respectively.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	June 30, 2022	December 31, 2021
	(In thousands)
Right-of-use assets (included in “other non-current assets”)	$50,330	$40,757
Capitalized software, leasehold improvements, and equipment	$128,114	$108,235
Intangible assets	$165,582	$159,356

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Interest income	$515	$50	$579	$147
Foreign exchange (losses) gains	(2,264)	407	(2,720)	(453)
Loss on extinguishment of debt(a)	—	(1,110)	—	(1,110)
Gain (loss) from acquisition/sale of a business	—	17	—	13
Other	(1)	—	—	—
Other expense, net	$(1,750)	$(636)	$(2,141)	$(1,403)
________________________
(a)    Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.
NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes an estimated liability for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. As of June 30, 2022, a $4.1 million legal liability was recorded, and while the Company does not expect the ultimate resolution of these matters, individually or in the aggregate, to be material, charges in excess of the established $4.1 million legal liability already recorded could be recorded in the future, which may have a material adverse effect on the Company’s financial position, results of operations or liquidity. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 2—Income Taxes” for additional information related to income tax contingencies.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
Angi and IAC have entered into certain agreements to govern their relationship. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
For the three and six months ended June 30, 2022 and 2021, the Company was charged $0.9 million and $1.3 million, and $1.2 million and $2.3 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement at June 30, 2022 and December 31, 2021.
Additionally, the Company subleases office space to IAC and charged IAC $0.4 million and $0.8 million, and $0.4 million and $0.8 million of rent for the three and six months ended June 30, 2022 and 2021, respectively. IAC subleases office space to the Company and charged the Company $0.3 million and $0.6 million of rent for the three and six months ended June 30, 2022. At June 30, 2022 and December 31, 2021, there were no outstanding receivables or payables pursuant to the sublease agreements.
At June 30, 2022 and December 31, 2021, the Company had outstanding payables of $1.1 million and $0.3 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the accompanying consolidated balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the three and six months ended June 30, 2022 and 2021.
For the three and six months ended June 30, 2022, no shares of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees. For the three and six months ended June 30, 2021, less than 0.1 million and 0.1 million shares, respectively, of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement. For the three and six months ended June 30, 2022, no shares of Angi Inc. Class A common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. For the three and six months ended June 30, 2021, less than 0.1 million and 2.6 million shares, respectively, of Angi Inc. Class A common stock were issued to IAC pursuant to the employee matters agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 256,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended June 30, 2022. Additionally, consumers turned to at least one of our brands to find a professional for approximately 31 million projects during the twelve months ended June 30, 2022.
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
Angi Ads and Leads Revenue is primarily derived from (i) advertising revenue, which includes revenue from service professionals under contract for advertising, (ii) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), and (iii) membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors including the service requested, product experience offered, and geographic location of service. Angi

Services is primarily comprised of revenue from jobs (i) sourced through the “Book Now” feature which allows consumers to book and schedule on demand (ii) under managed projects (including Angi Roofing), which are larger home improvement projects, and (iii) through retail partnerships for installation of furniture or other household items.
Cost of Revenue and Gross Profit
Angi Cost of Revenue consists primarily of (i) payments made to independent service professionals who perform work contracted under Angi Services arrangements, (ii) credit card processing fees, (iii) hosting fees, and (iv) roofing materials costs associated with Angi Roofing.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue.
Operating Costs and Expenses:
•Selling and marketing expense - consists primarily of (i) advertising expenditures, which include marketing fees to promote the brand to Consumers and Service Professionals with (a) online marketing, including fees paid to search engines and other online marketing platforms, app platforms, and partners who direct traffic to our brands, (b) offline marketing, which is primarily television and radio advertising, (ii) compensation expense (including stock-based compensation expense) and other employee-related costs for our sales force and marketing personnel, (iii) software license and maintenance costs, and (iv) facilities costs.
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
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.
Brand Integration Initiative
In March 2021, the Company changed its name to Angi Inc. and updated one of its leading websites and brands, Angie’s List, to Angi, and since then, has concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.
We rely heavily on free, or organic, search results from search engine optimization, and paid search engine marketing to drive traffic to our websites. Our brand integration initiative initially adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results. We have now passed the anniversary of the rebranding, and organic search results in the second quarter of 2022 have improved relative to the same period in 2021. We expect this positive trend to continue. However, organic search results are still below pre-March 2021 levels. The shift of marketing to support Angi, away from HomeAdvisor, powered by Angi, has had and continues to have a negative effect on the efficiency of our search engine marketing efforts. We will continue to optimize the efficiency and conversion of marketing to HomeAdvisor to maintain profitable demand generation to that domain for the foreseeable future, but we do expect the trend of declining traffic to continue due to sustained marketing emphasis in favor of Angi.

Angi Services Investment
Angi Services was launched in August 2019, and we have invested and continue to invest significantly in Angi Services since then. However, we believe we reached the peak investment in Angi Services in the first quarter of 2022. The investment in Angi Services had a smaller negative impact on profits in the second quarter of 2022 than in the first quarter of 2022, and we expect this sequential trend to continue. However, we do not expect an impact on year-over-year profits until the fourth quarter of 2022 and we expect that positive year-over-year trend to continue into 2023.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile. The impact of COVID-19 has been difficult to precisely identify and measure in 2021 and beyond because, as is described above, we launched the rebranding initiative in March 2021.
As previously disclosed the impact of COVID-19 initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and continued to decline into early 2022 due to the launch of Angi Inc.’s brand integration in March 2021, and the Omicron variant surge in late 2021 and early 2022. Our ability to monetize service requests rebounded modestly in the second half of 2021, continued to increase in the first half of 2022, and is approaching levels experienced pre-COVID-19. No assurances can be provided that we will continue to be able to improve monetization, or that service professionals’ businesses and, as a consequence, our revenue and profitability will not continue to be adversely impacted by COVID-19 in the future.
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

Results of Operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
North America
Angi Ads and Leads:
Consumer connection revenue	$259,037	$19,021	8%	$240,016	$471,833	$10,387	2%	$461,446
Advertising revenue	65,085	2,477	4%	62,608	128,861	5,506	4%	123,355
Membership subscription revenue	15,554	(1,511)	(9)%	17,065	31,791	(2,156)	(6)%	33,947
Other revenue	5,243	(2,188)	(29)%	7,431	10,469	(4,240)	(29)%	14,709
Total Angi Ads and Leads revenue	344,919	17,799	5%	327,120	642,954	9,497	1%	633,457
Angi Services revenue	150,895	78,070	107%	72,825	264,032	136,503	107%	127,529
Total North America revenue	495,814	95,869	24%	399,945	906,986	146,000	19%	760,986
Europe	19,968	(1,075)	(5)%	21,043	44,955	(2,076)	(4)%	47,031
Total revenue	$515,782	$94,794	23%	$420,988	$951,941	$143,924	18%	$808,017

Percentage of Total Revenue:
North America	96%			95%	95%			94%
Europe	4%			5%	5%			6%
Total revenue	100%			100%	100%			100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	Change	% Change	2021	2022	Change	% Change	2021
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	8,498	(921)	(10)%	9,419	15,199	(1,929)	(11)%	17,128
Monetized Transactions	4,740	(266)	(5)%	5,006	8,629	(570)	(6)%	9,199
Transacting SPs(a)	220	(5)	(2)%	225
Advertising SPs	37	(3)	(8)%	40
_________________________________________________________
(a) Angi Transacting Service Professionals (“Transacting SPs”) are the number of service professionals that paid for consumer matches through Angi Leads or performed an Angi Services job during the most recent quarter.
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
North America revenue increased $95.9 million, or 24%, driven by increases in Angi Services revenue of $78.1 million, or 107%, and Angi Ads and Leads revenue of $17.8 million, or 5%. Angi Services revenue growth is due primarily to Angi Roofing, acquired July 1, 2021, and to a lesser extent, organic growth. The increase in Angi Ads and Leads revenue is primarily due to an increase in consumer connection revenue of $19.0 million, or 8%, primarily as a result of price increases implemented during the three months ended June 30, 2022, the anniversary of the initial impact from the brand integration that began in March 2021, and higher service professional engagement.
Europe revenue decreased $1.1 million, or 5%, due primarily to the unfavorable impact of the strengthening of the U.S dollar relative to the Euro and the British Pound.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
North America revenue increased $146.0 million, or 19%, due primarily to factors described above in the three-month discussion.
Europe revenue decreased $2.1 million, or 4%, due primarily to factors described above in the three-month discussion.

Cost of revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$127,771	$58,067	83%	$69,704	$226,769	$103,237	84%	$123,532
As a percentage of revenue	25%			17%	24%			15%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
North America cost of revenue increased $58.1 million, or 84%, and increased as a percentage of revenue, due primarily to $31.4 million of costs attributable to Angi Roofing for roofing materials and third-party contractors. The remaining increase is primarily due to the growth of Angi Services including costs incurred for third-party service professionals for other Angi Services arrangements.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
North America cost of revenue increased $103.2 million, or 84%, and increased as a percentage of revenue, due primarily to factors described above in the three-month discussion.
Gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Revenue	$515,782	$94,794	23%	$420,988	$951,941	$143,924	18%	$808,017
Cost of revenue (exclusive of depreciation shown separately below)	127,771	58,067	83%	69,704	226,769	103,237	84%	123,532
Gross profit	$388,011	$36,727	10%	$351,284	$725,172	$40,687	6%	$684,485

Gross margin	75%		(8)%	83%	76%		(9)%	85%
For the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Gross profit increased for the three and six months ended June 30, 2022, primarily due to the revenue growth described in the Revenue discussions above. Gross margin decreased for the three and six months ended June 30, 2022, due primarily to increased cost of revenue factors described above in the Cost of Revenue discussions.
Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Selling and marketing expense	$251,159	$12,128	5%	$239,031	$476,960	$32,089	7%	$444,871
As a percentage of revenue	49%			57%	50%			55%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
North America selling and marketing expense increased $11.5 million, or 5%, driven by expense of $6.2 million from the inclusion of Angi Roofing, increases in consulting costs of $2.6 million, compensation expense of $2.4 million, and software maintenance costs of $1.1 million, partially offset by decreases in advertising expense of $1.7 million and lease expense of $1.3 million. The increase in compensation expense is primarily due to an increase in wage-related expense from higher headcount partially offset by a decrease in commissions expense. The increase in consulting and software maintenance costs was due primarily to various sales initiatives at Angi Services. The decrease in advertising expense is primarily due to decreases in fees paid to app platforms and service professional marketing as a part of the investment in Angi Services in 2021, offset by an increase in search engine marketing and television spend. The increase in search engine marketing spend is due to the continued brand integration initiative. The increase in television spend in 2022 reflects the return to historical spending levels as compared to the cost cutting initiatives during 2021 due to the impact of COVID-19 and is consistent with spend prior to COVID-19. The decrease in lease expense is a result of the Company reducing its real estate footprint in 2021.
Europe selling and marketing expense increased $0.6 million, or 8%, driven by an increase in advertising expense of $0.7 million.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
North America selling and marketing expense increased $30.7 million, or 7%, driven by expense of $12.4 million from the inclusion of Angi Roofing, increases in advertising expense of $7.3 million, consulting costs of $5.5 million, software maintenance costs of $2.8 million and compensation expense of $1.3 million, partially offset by a decrease in lease expense of $2.8 million. The increase in advertising expense was due primarily to increases of $12.5 million in television spend and $4.0 million in search engine marketing spend offset by decreases in fees paid to app platforms and service professional marketing that were a part of the investment in Angi Services in 2021. The increase in television spend in 2022 reflects the return to historical spending levels as compared to the cost cutting initiatives during 2021 due to the impact of COVID-19 and is consistent with spend prior to COVID-19. The increase in search engine marketing spend is due to the continued brand integration initiative. The increase in consulting and software maintenance costs was due primarily to various sales initiatives at Angi Services. The increase in compensation is primarily due to a general increase in wage-related expense from higher headcount partially offset by a decrease in commissions expense. The decrease in lease expense is a result of the Company reducing its real estate footprint in 2021.
Europe selling and marketing expense increased $1.3 million, or 6%, driven by an increase in advertising expense of $1.7 million partially offset by a decrease in compensation expense of $0.4 million which was caused by lower headcount.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
General and administrative expense	$119,625	$12,139	11%	$107,486	$229,280	$33,632	17%	$195,648
As a percentage of revenue	23%			26%	24%			24%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
North America general and administrative expense increased $13.2 million, or 13%, due primarily to an increase of $7.1 million in compensation expense, $6.0 million of expense from the inclusion of Angi Roofing, $3.0 million in software maintenance costs, $1.8 million in professional fees and a $1.5 million increase in the provision for credit losses, partially offset by a decrease of $7.5 million in impairment charges of right-of-use assets and related leasehold improvements, furniture and equipment. The increase in compensation expense is due to an increase of $5.5 million in wage-related expense from higher headcount and $1.2 million in stock-based compensation expense. The increase in software license and maintenance expense is due primarily to increased spend on software to support our customer service function. The increase in professional fees is due primarily to an increase in legal and consulting fees, and to a lesser extent, outsourced personnel costs. The increase in the provision for credit losses is due primarily to higher receivable balances from revenue growth. The decrease in impairments of right-of-use assets and related leasehold improvements, furniture and equipment was due primarily to charges of $2.3 million in 2022 relative to $9.6 million in 2021, primarily due to Angi Inc. reducing its real estate footprint in 2021.
Europe general and administrative expense decreased $1.0 million, or 13%, driven by a decrease in compensation expense of $0.9 million which was caused by lower headcount and lower average compensation.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
North America general and administrative expense increased $41.6 million, or 24%, due primarily to an increase of $22.0 million in compensation expense, $12.9 million of expense from the inclusion of Angi Roofing, $6.5 million in professional fees, $4.9 million in software maintenance costs and a $2.7 million increase in the provision for credit losses, partially offset by a decrease of $8.2 million in impairment charges of right-of-use assets and related leasehold improvements, furniture and equipment. The increase in compensation expense is due to an increase of $11.0 million in wage-related expense from higher headcount and $10.1 million in stock-based compensation expense. The increase in stock-based compensation expense is the result of the reversal of previously recognized stock-based compensation as a result of the forfeiture of unvested awards due to management departures in the first quarter of 2021 and new awards granted through Q2 2022. The increase in professional fees is due primarily to an increase in legal and consulting fees, and to a lesser extent, outsourced personnel costs. The increase in software license and maintenance expense is due primarily to increased spend on software to support our customer service function. The increase in the provision for credit losses is due primarily to higher receivable balances from revenue growth. The decrease in impairment charges is due primarily to factors described above in the three-month discussion.
Europe general and administrative expense decreased $8.0 million, or 36%, due primarily to a 2021 charge of $6.0 million in compensation expense related to the acquisition of an additional interest in our MyBuilder business at a premium to fair value and lower headcount and average compensation. This impact was partially offset by higher professional fees of $0.6 million related to restructuring of the European businesses.
Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Product development expense	$20,954	$2,202	12%	$18,752	$38,813	$2,014	5%	$36,799
As a percentage of revenue	4%			4%	4%			5%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
North America product development expense increased $1.8 million, or 13%, due primarily to increases in software maintenance expense of $0.9 million, outsourced personnel and consulting costs of $0.7 million and compensation expense of $0.6 million, partially offset by a decrease in lease expense of $0.5 million. The increase in software maintenance expense is due primarily to increased spend on software licensing.
Europe product and development expense increased $0.4 million, or 9%, due to an increase in compensation expense of $0.5 million from higher headcount and higher average compensation.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
North America product development expense increased $0.9 million, or 3%, due primarily to increases in software license and maintenance expense of $1.6 million and outsourced personnel and consulting costs of $1.2 million, partially offset by decreases in lease expense of $1.1 million and compensation expense of $0.9 million. The increase in software maintenance expense is due primarily to increased spend on software licensing.
Europe product and development expense increased $1.1 million, or 12%, due primarily to factors described above in the three-month discussion.
Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Depreciation	$13,354	$(1,704)	(11)%	$15,058	$27,353	$(3,674)	(12)%	$31,027
As a percentage of revenue	3%			4%	3%			4%
For the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
North America depreciation in 2022 decreased from 2021 due primarily to the write-off of capitalized software projects in the first half of 2021.

Europe depreciation in 2022 decreased from 2021 due primarily to capitalized software projects reaching the end of their depreciable lives.
Operating loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
North America	$(20,056)	$12,071	38%	$(32,127)	$(49,710)	$(27,160)	(120)%	$(22,550)
Europe	(830)	(226)	(37)%	(604)	(5,133)	4,939	49%	(10,072)
Total	$(20,886)	$11,845	(36)%	$(32,731)	$(54,843)	$(22,221)	NM	$(32,622)

As a percentage of revenue	(4)%			(8)%	(6)%			(4)%
________________________
NM = Not meaningful
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
North America operating loss decreased $12.1 million to a loss of $20.1 million due to an increase in Adjusted EBITDA of $15.3 million, described below, and a decrease of $0.9 million in depreciation expense, partially offset by an increase of $4.0 million in stock-based compensation expense and a $0.7 million loss from the inclusion of Angi Roofing. The decrease in depreciation primarily to the write-off of certain capitalized software projects subsequent to June 30, 2021. The increase in stock-based compensation expense was due primarily new awards granted through Q2 2022.
Europe operating loss decreased $0.2 million to a loss of $0.8 million due primarily to a decrease in Adjusted EBITDA of $1.2 million, described below, partially offset by a decrease in depreciation expense of $0.9 million.
At June 30, 2022, there is $120.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
North America operating loss increased $27.2 million to a loss of $49.7 million due to a decrease in Adjusted EBITDA of $15.5 million, described below, an increase in stock-based compensation expenses of $15.0 million, and a $3.7 million loss from the inclusion of Angi Roofing, partially offset by decreases of $2.2 million in depreciation and $1.2 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily due to the reversal of previously recognized stock-based compensation due to forfeitures from management departures in the first quarter of 2021 and new awards granted through Q2 2022, noted above. The decrease in depreciation primarily to the write-off of certain capitalized software projects subsequent to June 30, 2021. The decrease in the amortization of intangibles was due primarily to certain intangible assets becoming fully amortized during 2021.
Europe operating loss decreased $4.9 million, or 49%, due primarily to an increase in Adjusted EBITDA of $3.3 million, described below, and a decrease in depreciation expense of $1.4 million.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
North America	$10,019	$15,321	NM	$(5,302)	$10,360	$(15,503)	(60)%	$25,863
Europe	(330)	(1,190)	NM	860	(3,840)	3,279	46%	(7,119)
Total	$9,689	$14,131	NM	$(4,442)	$6,520	$(12,224)	(65)%	$18,744

As a percentage of revenue	2%			(1)%	1%			2%

For a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating loss to Adjusted EBITDA for the Company’s reportable segments, see “Note 7—Segment Information” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
North America Adjusted EBITDA increased $15.3 million, to $10.0 million, and increased as a percentage of revenue, primarily due to higher revenue of $95.9 million, offset by increases in cost of revenue of $58.1 million, general and administrative expense of $13.2 million, and selling and marketing expense of $11.5 million as well as growth of Angi Services due to factors described above in the cost of revenue and selling and marketing discussions.
Europe Adjusted EBITDA decreased $1.2 million to a loss of $0.3 million, due primarily to the decrease in revenue of $1.1 million, the increase in selling and marketing expenses of $0.6 million, and the increase in product development expenses of $0.4 million which was partially offset by a $1.0 million decrease in general and administrative expenses, each of which are described above.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
North America Adjusted EBITDA decreased $15.5 million, or 60%, to $10.4 million, and decreased as a percentage of revenue, despite higher revenue of $146.0 million, due primarily to increases in cost of revenue of $103.2 million, general and administrative expense of $41.6 million, and selling and marketing expense of $30.7 million as well as growth of Angi Services due to factors described above in the cost of revenue and selling and marketing discussions.
Europe Adjusted EBITDA increased $3.3 million, or 46%, due to an decrease in general and administrative expense of $8.0 million which was primarily due to the 2021 charge of $6.0 million related the acquisition of an additional interest in MyBuilder at a premium to fair value. This was partially offset by a decrease of $2.1 million in revenue, an increase of $1.7 million in advertising expense and an increase of $1.1 million in product development expense.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(In thousands)
Interest expense	$5,026	$(788)	(14)%	$5,814	$10,048	$(2,383)	(19)%	$12,431
For the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Interest expense decreased primarily due to the repayment of the ANGI Group Term Loan during the second quarter of 2021.
Other expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(In thousands)
Other expense, net	$(1,750)	$(1,114)	(175)%	$(636)	$(2,141)	$(738)	(53)%	$(1,403)

For the three months ended June 30, 2022 and 2021
Other expense, net in 2022 primarily includes a net foreign currency exchange loss of $2.3 million, partially offset by interest income of $0.5 million.
Other expense, net in 2021 primarily includes the write-off of $1.1 million of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021, partially offset by a net foreign currency exchange gain of $0.4 million and interest income of $0.1 million.
For the six months ended June 30, 2022 and 2021
Other expense, net in 2022 primarily includes net foreign currency exchange losses of $2.7 million, partially offset by interest income of $0.6 million.
Other expense, net in 2021 primarily includes the write-off of $1.1 million of deferred debt issuance costs related to the ANGI Group Term Loan which was repaid in its entirety during the second quarter of 2021 and net foreign currency exchange losses of $0.5 million, partially offset by interest income of $0.1 million.
Income tax benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Income tax benefit	$3,665	$(5,464)	(60)%	$9,129	$9,748	$(8,670)	(47)%	$18,418
Effective income tax rate	13%			23%	15%			NM
For further details of income tax matters, see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
In 2022, the effective income tax rate was lower than the statutory rate of 21%, due primarily to unbenefited foreign losses and tax shortfalls generated by the exercise and vesting of stock-based awards.
In 2021, the effective income tax rate was higher than the statutory rate of 21% due primarily to the benefit of the change in the annual expected effective income tax rate, partially offset by nondeductible stock-based compensation expense.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
In 2022, the effective income tax rate was lower than the statutory rate of 21% due primarily to tax shortfalls generated by the exercise and vesting of stock-based awards and unbenefited foreign losses.
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
The following table reconciles net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net loss attributable to Angi Inc. shareholders	$(24,232)	$(30,293)	$(57,622)	$(28,362)
Add back:
Net earnings attributable to noncontrolling interests	235	241	338	324
Income tax benefit	(3,665)	(9,129)	(9,748)	(18,418)
Other expense, net	1,750	636	2,141	1,403
Interest expense	5,026	5,814	10,048	12,431
Operating loss	(20,886)	(32,731)	(54,843)	(32,622)
Add back:
Stock-based compensation expense	13,417	9,543	26,402	11,577
Depreciation	13,354	15,058	27,353	31,027
Amortization of intangibles	3,804	3,688	7,608	8,762
Adjusted EBITDA	$9,689	$(4,442)	$6,520	$18,744
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

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	June 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents:
United States	$335,468	$404,277
All other countries	25,482	23,859
Total cash and cash equivalents	$360,950	$428,136

Long-term debt:
Senior Notes	$500,000	$500,000
Total long-term debt	500,000	500,000
Less: unamortized debt issuance costs	5,087	5,448
Total long-term debt, net	$494,913	$494,552
At June 30, 2022, all of the Company’s international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see “Note 4—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$7,079	$6,209
Investing activities	$(61,974)	$(45,072)
Financing activities	$(11,657)	$(345,168)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, amortization of intangibles, depreciation, impairment of long-lived and right-of-use assets, non-cash lease expense, and deferred income taxes.
2022
Adjustments to earnings consist primarily of $47.9 million of provision for credit losses, $27.4 million of depreciation, $26.4 million of stock-based compensation expense, $6.6 million of non-cash lease expense, and $7.6 million of amortization of intangibles. The decrease from changes in working capital consists primarily of an increase of $84.2 million in accounts receivable, an increase of $11.1 million in other assets, an increase of $1.6 million in income taxes payable and receivable, and a decrease of $8.6 million in operating lease liabilities, partially offset by increases of $52.7 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Angi Services. The increase in other assets is due to an increase in capitalized commissions. The increase in income taxes payable and receivable is due to accruals in excess of payments. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due primarily to increases in accrued expenses related to the factors described in the “Brand Integration Initiative” and accrued roofing material costs related to Angi Roofing.
Net cash used in investing activities includes $62.1 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services.

Net cash used in financing activities includes $8.1 million for the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $7.80 per share and $3.5 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.
2021
Adjustments to earnings consist primarily of $42.7 million of provision for credit losses, $31.0 million of depreciation, $12.3 million of impairment charges on long-lived and right-of-use assets, $11.6 million of stock-based compensation expense, $8.8 million of amortization of intangibles, and $4.7 million of revenue reserves, partially offset by $20.3 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $63.2 million in accounts receivable partially offset by increases of $51.4 million in accounts payable and other liabilities and $5.3 million of deferred revenue. The increase in accounts payable is due primarily to revenue growth in North America. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables. The increase in deferred revenue is driven primarily by increases in membership payments.
Net cash provided by investing activities includes proceeds of $50.0 million from the maturities of marketable debt securities, partially offset by $35.7 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities includes $220.0 million for the prepayment of the remaining balance of the ANGI Group Term Loan, which otherwise would have matured on November 5, 2023, $54.6 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $22.9 million for the purchase of redeemable noncontrolling interests, and $5.6 million for the repurchase of 0.5 million shares of Angi Inc. Class A common stock, on a settlement and trade date basis, at an average price of $11.87 per share.
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group shall be permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At June 30, 2022 there were no limitations pursuant thereto.
During the six months ended June 30, 2021, ANGI Group prepaid $220.0 million of the ANGI Group Term Loan principal, which otherwise would have matured on November 5, 2023.
The $250.0 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
Share Repurchase Authorizations and Activity
During the six months ended June 30, 2022, the Company repurchased 1.0 million shares, on a trade date basis, of its common stock at an average price of $7.80 per share, or $8.1 million in aggregate. The Company has 15.0 million shares remaining in its share repurchase authorization as of August 5, 2022. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors the Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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
The following table summarizes the aggregate intrinsic value of all awards outstanding as of August 5, 2022; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)
Stock appreciation rights	$1,265	$633	109
Other equity awards(a)(b)	136,321	66,881	11,931
Total outstanding employee stock-based awards	$137,586	$67,514	12,040
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

Contractual Obligations
At June 30, 2022, there have been no material changes outside the ordinary course of business to the Company's contractual obligations since the disclosures for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K.
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
At June 30, 2022, IAC held all Class B shares of Angi Inc., which represent 84.5% of the economic interest and 98.2% of the voting interest of the Company. As a result, IAC has the ability to control Angi’s financing activities, including the issuance of additional debt and equity securities by Angi or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi’s capital stock and its representation on the Angi board of directors.
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
Additional financing may not be available on terms favorable to the Company or at all, and may also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise. In addition, the Company’s existing indebtedness could limit its ability to obtain additional financing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2022, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
FTC Investigation Proceeding Regarding Certain HomeAdvisor Business Practices
In 2021, the staff of the Federal Trade Commission (“FTC”) informed HomeAdvisor that the FTC was investigating certain of HomeAdvisor’s business practices. On March 11, 2022, the FTC filed a complaint against HomeAdvisor with the FTC’s administrative law judge, alleging that certain of HomeAdvisor’s business practices related to leads provided to service professionals and its mHelpDesk product are unfair or deceptive in violation of the FTC Act and requesting injunctive relief. On April 7, 2022, complaint counsel for the FTC filed a motion for summary decision, which the FTC denied on August 2, 2022. While HomeAdvisor believes that the claims are without merit and is defending vigorously against them, the FTC administrative proceeding is ongoing, and the outcome cannot be predicted at present.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2022.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended June 30, 2022. As of that date, 15,025,714 shares of Angi Class A common stock remained available for repurchase under the Company's previously announced March 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.2	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
10.1	Employment Agreement between Andrew Russakoff and Angi Inc., dated as of June 9, 2022.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2022.
10.2	Separation Agreement, dated as of June 7, 2022, by and between Angi Inc. and Jeffrey Pedersen
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 9, 2022
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer

Signature	Title	Date

/s/ ANDREW RUSSAKOFF	Chief Financial Officer	August 9, 2022
Andrew Russakoff