Form 10-Q
period 2022-09-30
Angi Inc.
filed 2022-11-09
CIK 1705110

As filed with the Securities and Exchange Commission on November 8, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 4, 2022, the following shares of the Registrant’s common stock were outstanding:

Class A Common Stock	82,452,237
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	504,471,484

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$328,795	$428,136
Accounts receivable, net of reserves of $50,790 and $36,360, respectively	102,947	84,387
Other current assets	80,678	70,548
Total current assets	512,420	583,071

Capitalized software, leasehold improvements and equipment, net	167,302	118,267
Goodwill	903,134	916,039
Intangible assets, net	179,989	193,826
Deferred income taxes	136,694	122,693
Other non-current assets, net	68,620	76,245
TOTAL ASSETS	$1,968,159	$2,010,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$50,354	$38,860
Deferred revenue	55,224	53,834
Accrued expenses and other current liabilities	194,472	183,815
Total current liabilities	300,050	276,509

Long-term debt, net	495,098	494,552
Deferred income taxes	1,660	1,883
Other long-term liabilities	82,868	91,670

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 101,749 and 99,745 shares, respectively, and outstanding 81,538 and 80,578, respectively	102	100
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 and 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,393,214	1,350,457
Accumulated deficit	(136,731)	(61,629)
Accumulated other comprehensive (loss) income	(5,212)	3,309
Treasury stock, 20,211 and 19,167 shares, respectively	(166,184)	(158,040)
Total Angi Inc. shareholders’ equity	1,085,611	1,134,619
Noncontrolling interests	2,872	10,908
Total shareholders’ equity	1,088,483	1,145,527
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,968,159	$2,010,141
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenue	$498,036	$461,565	$1,449,977	$1,269,582
Cost of revenue (exclusive of depreciation shown separately below)	109,057	99,467	335,826	222,999
Gross profit	388,979	362,098	1,114,151	1,046,583
Operating costs and expenses:
Selling and marketing expense	234,397	237,755	711,357	682,626
General and administrative expense	128,260	103,086	357,541	298,734
Product development expense	15,816	17,675	54,629	54,474
Depreciation	17,759	14,701	45,112	45,728
Amortization of intangibles	3,805	3,854	11,413	12,616
Total operating costs and expenses	400,037	377,071	1,180,052	1,094,178
Operating loss	(11,058)	(14,973)	(65,901)	(47,595)
Interest expense	(5,030)	(6,032)	(15,078)	(18,463)
Other expense, net	(2,296)	(479)	(4,437)	(1,882)
Loss before income taxes	(18,384)	(21,484)	(85,416)	(67,940)
Income tax benefit	945	4,791	10,693	23,209
Net loss	(17,439)	(16,693)	(74,723)	(44,731)
Net earnings attributable to noncontrolling interests	(40)	(302)	(379)	(626)
Net loss attributable to Angi Inc. shareholders	$(17,479)	$(16,995)	$(75,102)	$(45,357)

Per share information attributable to Angi Inc. shareholders:
Basic loss per share	$(0.03)	$(0.03)	$(0.15)	$(0.09)
Diluted loss per share	$(0.03)	$(0.03)	$(0.15)	$(0.09)

Stock-based compensation expense by function:
Selling and marketing expense	$1,544	$1,256	$4,674	$3,138
General and administrative expense	8,755	5,836	27,052	13,330
Product development expense	2,077	1,721	7,052	3,922
Total stock-based compensation expense	$12,376	$8,813	$38,778	$20,390
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(17,439)	$(16,693)	$(74,723)	$(44,731)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(5,129)	(1,353)	(9,100)	722
Comprehensive loss	(22,568)	(18,046)	(83,823)	(44,009)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(40)	(302)	(379)	(626)
Change in foreign currency translation adjustment attributable to noncontrolling interests	310	313	579	(426)
Comprehensive loss (income) attributable to noncontrolling interests	270	11	200	(1,052)
Comprehensive loss attributable to Angi Inc. shareholders	$(22,298)	$(18,035)	$(83,623)	$(45,061)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2022
(Unaudited)

		Angi Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

										Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of June 30, 2022	$—	$101	100,897	$422	422,019	$—	—	$1,374,200	$(119,251)	$(393)	$(166,184)	$1,088,895	$10,977	$1,099,872
Net (loss) earnings	—	—	—	—	—	—	—	—	(17,479)	—	—	(17,479)	40	(17,439)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(4,819)	—	(4,819)	(310)	(5,129)
Stock-based compensation expense	—	—	—	—	—	—	—	13,304	—	—	—	13,304	—	13,304
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	853	—	—	—	—	(2,121)	—	—	—	(2,120)	—	(2,120)
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	—	—	7,835	—	—	—	7,835	(7,835)	—
Other	—	—	—	—	—	—	—	(4)	(1)	—	—	(5)	—	(5)
Balance as of September 30, 2022	$—	$102	101,750	$422	422,019	$—	—	$1,393,214	$(136,731)	$(5,212)	$(166,184)	$1,085,611	$2,872	$1,088,483

Balance as of December 31, 2021	$—	$100	99,745	$422	422,019	$—	—	$1,350,457	$(61,629)	$3,309	$(158,040)	$1,134,619	$10,908	$1,145,527
Net (loss) earnings	—	—	—	—	—	—	—	—	(75,102)	—	—	(75,102)	378	(74,724)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(8,521)	—	(8,521)	(579)	(9,100)
Stock-based compensation expense	—	—	—	—	—	—	—	40,971	—	—	—	40,971	—	40,971
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,005	—	—	—	—	(6,045)	—	—	—	(6,043)	—	(6,043)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(8,144)	(8,144)	—	(8,144)
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	—	—	7,835	—	—	—	7,835	(7,835)	—
Other	—	—	—	—	—	—	—	(4)	—	—	—	(4)	—	(4)
Balance as of September 30, 2022	$—	$102	101,750	$422	422,019	$—	—	$1,393,214	$(136,731)	$(5,212)	$(166,184)	$1,085,611	$2,872	$1,088,483
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2021
(Unaudited)

		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

										Accumulated Other Comprehensive Income				Total Shareholders' Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of June 30, 2021	$4,536	$99	99,111	$422	421,977	$—	—	$1,338,208	$(18,613)	$5,973	$(127,718)	$1,198,371	$11,054	$1,209,425
Net earnings (loss)	61	—	—	—	—	—	—	—	(16,995)	—	—	(16,995)	241	(16,754)
Other comprehensive loss	(73)	—	—	—	—	—	—	—	—	(1,040)	—	(1,040)	(240)	(1,280)
Stock-based compensation expense	—	—	—	—	—	—	—	8,817	—	—	—	8,817	—	8,817
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	139	—	—	—	—	(1,066)	—	—	—	(1,066)	—	(1,066)
Issuance of common stock to IAC Inc. pursuant to the employee matters agreement	—	—	3	—	42	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(29,766)	(29,766)	—	(29,766)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(160)	(160)
Other	—	—	—	—	—	—	—	(410)	—	—	—	(410)	—	(410)
Balance as of September 30, 2021	$4,524	$99	99,253	$422	422,019	$—	—	$1,345,549	$(35,608)	$4,933	$(157,484)	$1,157,911	$10,895	$1,168,806

Balance as of December 31, 2020	$26,364	$94	94,238	$422	421,862	$—	—	$1,379,469	$9,749	$4,637	$(122,081)	$1,272,290	$10,567	$1,282,857
Net (loss) earnings	49	—	—	—	—	—	—	—	(45,357)	—	—	(45,357)	577	(44,780)
Other comprehensive income	515	—	—	—	—	—	—	—	—	296	—	296	(89)	207
Stock-based compensation expense	—	—	—	—	—	—	—	22,836	—	—	—	22,836	—	22,836
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	2,427	—	—	—	—	(55,809)	—	—	—	(55,807)	—	(55,807)
Issuance of common stock to IAC Inc. pursuant to the employee matters agreement	—	3	2,588	—	157	—	—	(3)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(35,403)	(35,403)	—	(35,403)
Purchase of redeemable noncontrolling interests	(22,938)	—	—	—	—	—	—	—	—	—	—	—	(160)	(160)
Adjustment of redeemable noncontrolling interests to fair value	534	—	—	—	—	—	—	(534)	—	—	—	(534)	—	(534)
Other	—	—	—	—	—	—	—	(410)	—	—	—	(410)	—	(410)
Balance as of September 30, 2021	$4,524	$99	99,253	$422	422,019	$—	—	$1,345,549	$(35,608)	$4,933	$(157,484)	$1,157,911	$10,895	$1,168,806
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(74,723)	$(44,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	82,216	66,081
Stock-based compensation expense	38,778	20,390
Depreciation	45,112	45,728
Amortization of intangibles	11,413	12,616
Deferred income taxes	(13,950)	(25,435)
Foreign currency transaction loss	6,520	983
Impairment of long-lived and right-of-use assets	2,343	12,280
Non-cash lease expense	9,793	9,587
Revenue reserves	5,560	6,392
Other adjustments, net	(793)	3,243
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(102,562)	(106,234)
Other assets	(10,014)	(3,342)
Accounts payable and other liabilities	21,283	35,706
Operating lease liabilities	(13,229)	(12,435)
Income taxes payable and receivable	2,014	499
Deferred revenue	1,597	4,560
Net cash provided by operating activities	11,358	25,888

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(25,357)
Capital expenditures	(95,521)	(52,056)
Proceeds from maturities of marketable debt securities	—	50,000
Net proceeds from the sale of a business	—	750
Proceeds from sale of fixed assets	224	—
Net cash used in investing activities	(95,297)	(26,663)

Cash flows from financing activities:
Principal payments on Term Loan	—	(220,000)
Purchase of treasury stock	(8,144)	(35,403)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(5,587)	(56,135)
Purchase of noncontrolling interests	—	(23,508)
Net cash used in financing activities	(13,731)	(335,046)

Total cash used	(97,670)	(335,821)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,079)	373
Net decrease in cash and cash equivalents and restricted cash	(99,749)	(335,448)
Cash and cash equivalents and restricted cash at beginning of period	429,485	813,561
Cash and cash equivalents and restricted cash at end of period	$329,736	$478,113
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Over 237,000 domestic service professionals actively sought consumer matches, completed jobs, or advertised work through Angi platforms during the three months ended September 30, 2022. Additionally, consumers turned to at least one of our brands to find a service professional for approximately 30 million projects during the twelve months ended September 30, 2022.
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
At September 30, 2022, IAC Inc., formerly known as IAC/InterActiveCorp (“IAC”) owned 84.3% and 98.2% of the economic interest and voting interest, respectively, of the Company.
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. See “Note 10—Related Party Transactions with IAC” for information on transactions between Angi and IAC.
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. For the purpose of these financial statements, income taxes have been computed on an as if standalone, separate return basis. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement between the Company and IAC and the current tax provision or benefit computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital and as financing activities within the statement of cash flows.
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
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread continues to have a negative impact on our year-over-year financial performance.
As previously disclosed, the impact of COVID-19 initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and have continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. Our ability to monetize service requests rebounded modestly in the second half of 2021 and the first half of 2022, however, that

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

improved monetization plateaued in the third quarter of 2022 and is now in line with monetization rates experienced pre-COVID-19.
Future Outlook
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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. At December 31, 2021, the current and non-current deferred revenue balances were $53.8 million and $0.1 million, respectively, and during the nine months ended September 30, 2022, the Company recognized $51.9 million of revenue that was included in the deferred revenue balance as of December 31, 2021. At December 31, 2020, the current and non-current deferred revenue balances were $54.7 million and $0.2 million, respectively, and during the nine months ended September 30, 2021, the Company recognized $52.3 million of revenue that was included in the deferred revenue balance as of December 31, 2020.
The current and non-current deferred revenue balances at September 30, 2022 are $55.2 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.

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
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company uses a portfolio approach to assess the accounting treatment of the incremental costs to obtain a contract with a customer. The Company recognizes an asset for these costs if we expect to recover those costs. To the extent that these costs are capitalized, the resultant asset is amortized on a systematic basis consistent with the pattern of the transfer of the services to which the asset relates. The current contract assets are $47.2 million and $38.0 million at September 30, 2022 and December 31, 2021, respectively. The non-current assets are $0.8 million and $1.1 million at September 30, 2022 and December 31, 2021, respectively. The current and non-current capitalized costs to obtain a contract with a customer are included in “Other current assets” and “Other non-current assets” in the accompanying balance sheet.
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements adopted or that have not yet been adopted by the Company that are expected to have a material effect on the results of operations, financial condition, or cash flows of the Company.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax benefit and/or provision has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision or benefit computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders’ equity and financing activities within the consolidated statement of cash flows.
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax benefit for the three months ended September 30, 2022 is a provision of $1.2 million due to a lower estimated annual effective tax rate from that applied to the second quarter’s year to date ordinary loss from continuing operations. The lower estimated annual effective tax rate was primarily due to unrecognized state tax losses.
For the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $0.9 million and $10.7 million, which represents an effective income tax rate of 5% and 13%, respectively. For the three months ended September 30, 2022, the effective income tax rate is lower than the statutory rate of 21% due primarily to tax shortfalls generated by the exercise and vesting for stock-based awards and provisions related to a change in the annual expected effective income tax rate. For the nine months ended September 30, 2022, the effective income tax rate is lower than the statutory rate of 21% due primarily to tax shortfalls generated by the exercise and vesting for stock-based awards and nondeductible stock-based compensation expense. For the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $4.8 million and $23.2 million, which represents an effective income tax rate of 22% and 34%, respectively. For the three months ended September 30, 2021, the effective income tax rate is higher than the statutory rate of 21% due primarily to benefits related to a change in annual expected income tax rate, partially offset by foreign income taxed at different tax rates. For the nine months ended September 30, 2021, the effective income tax rate is higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by foreign income taxed at different tax rates.
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
At September 30, 2022 and December 31, 2021, the Company has unrecognized tax benefits of $7.1 million and $6.3 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at September 30, 2022 are subsequently recognized, the income tax provision would be reduced by $6.8 million. The comparable amount as of December 31, 2021 is $6.0 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $1.9 million by September 30, 2023 due to settlements, all of which would reduce the income tax provision.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At September 30, 2022, the Company has a U.S. gross deferred tax asset of $225.7 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $50.6 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $175.1 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $124.7 million. The Company expects to generate sufficient future taxable income of at least $593.8 million prior to the expiration of these NOLs, the majority of which expire between 2030 and 2037, and a portion of which never expire, to fully realize this deferred tax asset.
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
The Company did not hold any available-for-sale marketable debt securities at September 30, 2022 and December 31, 2021.
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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$204,538	$—	$—	$204,538
Total	$204,538	$—	$—	$204,538

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
During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded $2.3 million and $12.3 million in impairment charges on ROU assets, leasehold improvements, and furniture and equipment, respectively. Impairment expense was determined by comparing the carrying value of each asset group related to each office space vacated to the estimated fair market value of cash inflows directly associated with each office space. Based on this analysis, if the carrying amount of the asset group is greater than the estimated future undiscounted cash flows, an impairment charge is recognized, measured as the amount by which the carrying amount exceeds the fair value of the asset.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(495,098)	$(351,250)	$(494,552)	$(486,875)
________________________
(a)    At September 30, 2022 and December 31, 2021, the carrying value of long-term debt, net includes unamortized debt issuance costs of $4.9 million and $5.4 million, respectively.

The fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2022	December 31, 2021
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15, which commenced February 15, 2021	$500,000	$500,000
Total long-term debt	500,000	500,000
Less: unamortized debt issuance costs	4,902	5,448
Total long-term debt, net	$495,098	$494,552

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

The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At September 30, 2022, there were no limitations pursuant thereto.
ANGI Group Revolving Facility
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
ANGI Group Term Loan
During the nine months ended September 30, 2021, ANGI Group prepaid the remaining balance of $220.0 million of the ANGI Group Term Loan principal, which otherwise would have matured on November 5, 2023.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables presents the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Three Months Ended September 30,
	2022		2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at July 1	$(393)	$(393)	$5,973	$5,973
Other comprehensive loss	(4,819)	(4,819)	(1,040)	(1,040)
Balance at September 30	$(5,212)	$(5,212)	$4,933	$4,933

	Nine Months Ended September 30,
	2022		2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at January 1	$3,309	$3,309	$4,637	$4,637
Other comprehensive (loss) income	(8,521)	(8,521)	296	296
Balance at September 30	$(5,212)	$(5,212)	$4,933	$4,933
At both September 30, 2022 and 2021, there was no tax benefit or provision on the accumulated other comprehensive (loss) income.
NOTE 6—(LOSS) EARNINGS PER SHARE

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(17,439)	$(17,439)	$(16,693)	$(16,693)
Net earnings attributable to noncontrolling interests	(40)	(40)	(302)	(302)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(17,479)	$(17,479)	$(16,995)	$(16,995)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	503,202	503,202	503,416	503,416
Dilutive securities (a) (b)	—	—	—	—
Denominator for loss per share—weighted average shares	503,202	503,202	503,416	503,416

Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.03)

	Nine Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(74,723)	$(74,723)	$(44,731)	$(44,731)
Net earnings attributable to noncontrolling interests	(379)	(379)	(626)	(626)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(75,102)	$(75,102)	$(45,357)	$(45,357)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	502,558	502,558	502,859	502,859
Dilutive securities (a) (b)	—	—	—	—
Denominator for loss per share—weighted average shares	502,558	502,558	502,859	502,859

Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Loss per share	$(0.15)	$(0.15)	$(0.09)	$(0.09)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three and nine months ended September 30, 2022 and 2021, 22.9 million and 21.2 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(b)    Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three and nine months ended September 30, 2022 and 2021, 0.9 million and 6.9 million underlying market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 7—SEGMENT INFORMATION
The Company has determined its operating segments consistent with how the chief operating decision maker views the businesses. Additionally, the Company considers how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market.
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
North America	$479,602	$443,531	$1,386,588	$1,204,517
Europe	18,434	18,034	63,389	65,065
Total	$498,036	$461,565	$1,449,977	$1,269,582
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
North America
Angi Ads and Leads:
Consumer connection revenue(a)	$260,242	$238,421	$732,075	$699,867
Advertising revenue(b)	67,045	63,953	195,906	187,308
Membership subscription revenue(c)	14,795	17,079	46,586	51,026
Other revenue	5,658	6,703	16,127	21,412
Total Angi Ads and Leads revenue	347,740	326,156	990,694	959,613
Angi Services revenue(d)	131,862	117,375	395,894	244,904
Total North America revenue	479,602	443,531	1,386,588	1,204,517
Europe
Consumer connection revenue(a)	15,576	14,530	54,320	54,226
Service professional membership subscription revenue	2,575	3,215	8,203	9,874
Advertising and other revenue	283	289	866	965
Total Europe revenue	18,434	18,034	63,389	65,065
Total revenue	$498,036	$461,565	$1,449,977	$1,269,582
________________________
(a)    Includes fees paid by service professionals for consumer matches.
(b)    Includes revenue from service professionals under contract for advertising.
(c)    Includes membership subscription revenue from service professionals and consumers.
(d)    Includes revenue from pre-priced offerings and Angi Roofing.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenue
United States	$473,835	$437,872	$1,369,392	$1,188,854
All other countries	24,201	23,693	80,585	80,728
Total	$498,036	$461,565	$1,449,977	$1,269,582

	September 30, 2022	December 31, 2021
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$160,879	$111,136
All other countries	6,423	7,131
Total	$167,302	$118,267
The following tables present operating loss and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating (loss) income:
North America	$(12,518)	$(14,719)	$(62,228)	$(37,269)
Europe	1,460	(254)	(3,673)	(10,326)
Total	$(11,058)	$(14,973)	$(65,901)	$(47,595)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Adjusted EBITDA(f):
North America	$20,792	$11,213	$31,152	$37,076
Europe	$2,090	$1,182	$(1,750)	$(5,937)
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
The following tables reconcile operating loss for the Company’s reportable segments and net loss attributable to Angi Inc. shareholders to Adjusted EBITDA:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2022
	Operating (Loss) Income	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(12,518)	$12,282	$17,223	$3,805	$20,792
Europe	1,460	$94	$536	$—	$2,090
Operating loss	(11,058)
Interest expense	(5,030)
Other expense, net	(2,296)
Loss before income taxes	(18,384)
Income tax benefit	945
Net loss	(17,439)
Net earnings attributable to noncontrolling interests	(40)
Net loss attributable to Angi Inc. shareholders	$(17,479)

	Three Months Ended September 30, 2021
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(14,719)	$8,727	$13,351	$3,854	$11,213
Europe	(254)	$86	$1,350	$—	$1,182
Operating loss	(14,973)
Interest expense	(6,032)
Other income, net	(479)
Loss before income taxes	(21,484)
Income tax benefit	4,791
Net earnings	(16,693)
Net earnings attributable to noncontrolling interests	(302)
Net earnings attributable to Angi Inc. shareholders	$(16,995)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2022
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(62,228)	$38,715	$43,252	$11,413	$31,152
Europe	(3,673)	$63	$1,860	$—	$(1,750)
Operating loss	(65,901)
Interest expense	(15,078)
Other expense, net	(4,437)
Loss before income taxes	(85,416)
Income tax benefit	10,693
Net loss	(74,723)
Net earnings attributable to noncontrolling interests	(379)
Net loss attributable to Angi Inc. shareholders	$(75,102)

	Nine Months Ended September 30, 2021
	Operating Loss	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
North America	$(37,269)	$20,118	$41,611	$12,616	$37,076
Europe	(10,326)	$272	$4,117	$—	$(5,937)
Operating loss	(47,595)
Interest expense	(18,463)
Other income, net	(1,882)
Loss before income taxes	(67,940)
Income tax benefit	23,209
Net earnings	(44,731)
Net earnings attributable to noncontrolling interests	(626)
Net earnings attributable to Angi Inc. shareholders	$(45,357)
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$328,795	$428,136	$476,625	$812,705
Restricted cash included in other current assets	101	156	272	407
Restricted cash included in other non-current assets	840	1,193	1,216	449
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$329,736	$429,485	$478,113	$813,561
Restricted cash included in other current assets at September 30, 2022 primarily consisted of cash reserved to fund insurance claims.
Restricted cash included in other current assets at December 31, 2021, September 30, 2021 and December 31, 2020 consisted of cash reserved to fund insurance claims and cash received from customers through the marketplace platforms, representing funds collected for payments to service providers, which were not settled as of the period end.
Restricted cash included in other non-current assets for all periods presented above primarily consisted of deposits related to leases. Restricted cash included in other non-current assets at September 30, 2022 and December 31, 2021 also included cash held related to a check endorsement guarantee for Angi Roofing.
Credit Losses and Revenue Reserve
The following table presents the changes in the credit loss reserve for the nine months ended September 30, 2022 and 2021:

	2022	2021
	(In thousands)
Balance at January 1	$33,652	$26,046
Current period provision for credit losses	82,216	66,081
Write-offs charged against the credit loss reserve	(72,212)	(56,102)
Recoveries collected	4,136	1,896
Balance at September 30	$47,792	$37,921
The revenue reserve was $3.0 million and $2.4 million at September 30, 2022 and 2021, respectively. The total allowance for credit losses and revenue reserve was $50.8 million and $40.3 million as of September 30, 2022 and 2021, respectively.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	September 30, 2022	December 31, 2021
	(In thousands)
Right-of-use assets (included in “other non-current assets”)	$74,431	$40,757
Capitalized software, leasehold improvements, and equipment	$139,242	$108,235
Intangible assets	$168,436	$159,356

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Interest income	$1,556	$31	$2,135	$178
Foreign exchange losses	(3,852)	(515)	(6,572)	(968)
Loss on extinguishment of debt(a)	—	—	—	(1,110)
Gain (loss) from acquisition/sale of a business	—	18	—	31
Other	—	(13)	—	(13)
Other expense, net	$(2,296)	$(479)	$(4,437)	$(1,882)
________________________
(a)    Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.
NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. As of September 30, 2022, the total accrual for legal contingencies was $10.5 million. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 2—Income Taxes” for additional information related to income tax contingencies.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
Angi and IAC have entered into certain agreements to govern their relationship. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
For the three and nine months ended September 30, 2022 and 2021, the Company was charged $0.8 million and $2.1 million, and $0.9 million and $3.2 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement at September 30, 2022 and December 31, 2021.
Additionally, the Company subleases office space to IAC and charged IAC $0.4 million and $1.2 million of rent for both three and nine months ended September 30, 2022 and 2021. IAC subleases office space to the Company and charged the Company $0.4 million and $1.0 million of rent for the three and nine months ended September 30, 2022. At September 30, 2022 and December 31, 2021, there were no outstanding receivables or payables pursuant to the sublease agreements.
At September 30, 2022 and December 31, 2021, the Company had outstanding payables of $1.4 million and $0.3 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the accompanying consolidated balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the three and nine months ended September 30, 2022 and 2021.
For the three and nine months ended September 30, 2022, no shares of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees. For the three and nine months ended September 30, 2021, less than 0.1 million and 0.2 million shares, respectively, of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement. For the three and nine months ended September 30, 2022, no shares of Angi Inc. Class A common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. For the three and nine months ended September 30, 2021, less than 0.1 million and 2.6 million shares, respectively, of Angi Inc. Class A common stock were issued to IAC pursuant to the employee matters agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 237,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended September 30, 2022. Additionally, consumers turned to at least one of our brands to find a professional for approximately 30 million projects during the twelve months ended September 30, 2022.
The Company has two operating segments: (i) North America (United States and Canada), which includes Angi Ads, Angi Leads, and Angi Services; and (ii) Europe. In March 2021, the Company rebranded its North American brands, which operate as follows: Angi Ads operates under the Angi brand, Angi Leads operates primarily under the HomeAdvisor, powered by Angi brand, and Angi Services operates primarily under the Handy and Angi Roofing brands.
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
Angi Ads and Leads Revenue is primarily derived from (i) advertising revenue, which includes revenue from service professionals under contract for advertising, (ii) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), and (iii) membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors including the service requested, product experience offered, and geographic location of service. Angi

Services is primarily comprised of revenue from jobs (i) sourced through the “Book Now” feature, which allows consumers to book and schedule on demand, (ii) under managed projects (including Angi Roofing), which are larger home improvement projects, and (iii) through retail partnerships for installation of furniture or other household items.
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
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.
Brand Integration Initiative
In March 2021, the Company changed its name to Angi Inc. and updated one of its leading websites and brands, Angie’s List, to Angi, and since then, has concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.
We rely heavily on free, or organic, search results from search engine optimization, and paid search engine marketing to drive traffic to our websites. Our brand integration initiative initially adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results. We have now passed the anniversary of the rebranding and organic search results continue to improve relative to the same period in 2021. We expect this positive trend to continue. However, organic search results are still below pre-March 2021 levels. The shift of marketing to support Angi, away from HomeAdvisor, powered by Angi, has had and continues to have a negative effect on the efficiency of our search engine marketing efforts. We will continue to optimize the efficiency and conversion of marketing to HomeAdvisor to maintain profitable demand generation to that domain for the foreseeable future but we do expect the trend of declining traffic to continue due to sustained marketing emphasis in favor of Angi.

Angi Services Investment
Angi Services was launched in August 2019, and we have invested and continue to invest significantly in Angi Services since then. Our investment in Angi Services peaked in the first quarter of 2022. As a result, on a sequential basis, the negative impact on profits has declined in each quarter of 2022 and is expected to decline in the fourth quarter of 2022 relative to the third quarter. On a year-over-year basis, the positive impact on profits began in the third quarter of 2022 and we expect that positive year-over-year trend to continue in the fourth quarter of 2022 and into 2023.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread continues to have a negative impact on our year-over-year financial performance.
As previously disclosed, the impact of COVID-19 initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and have continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. Our ability to monetize service requests rebounded modestly in the second half of 2021 and the first half of 2022, however, that improved monetization plateaued in the third quarter of 2022 and is now in line with monetization rates experienced pre-COVID-19.
Future Outlook
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

Results of Operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
North America
Angi Ads and Leads:
Consumer connection revenue	$260,242	$21,821	9%	$238,421	$732,075	$32,208	5%	$699,867
Advertising revenue	67,045	3,092	5%	63,953	195,906	8,598	5%	187,308
Membership subscription revenue	14,795	(2,284)	(13)%	17,079	46,586	(4,440)	(9)%	51,026
Other revenue	5,658	(1,045)	(16)%	6,703	16,127	(5,285)	(25)%	21,412
Total Angi Ads and Leads revenue	347,740	21,584	7%	326,156	990,694	31,081	3%	959,613
Angi Services revenue	131,862	14,487	12%	117,375	395,894	150,990	62%	244,904
Total North America revenue	479,602	36,071	8%	443,531	1,386,588	182,071	15%	1,204,517
Europe	18,434	400	2%	18,034	63,389	(1,676)	(3)%	65,065
Total revenue	$498,036	$36,471	8%	$461,565	$1,449,977	$180,395	14%	$1,269,582

Percentage of Total Revenue:
North America	96%			96%	96%			95%
Europe	4%			4%	4%			5%
Total revenue	100%			100%	100%			100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	Change	% Change	2021	2022	Change	% Change	2021
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	7,784	(923)	(11)%	8,707	22,984	(2,851)	(11)%	25,835
Monetized Transactions	4,309	(474)	(10)%	4,783	12,938	(1,044)	(7)%	13,982
Transacting SPs	200	(22)	(10)%	222
Advertising SPs	37	(2)	(5)%	39
_________________________________________________________
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
North America revenue increased $36.1 million, or 8%, driven by increases in Angi Ads and Leads revenue of $21.6 million, or 7%, and Angi Services revenue of $14.5 million, or 12%. The increase in Angi Ads and Leads revenue is primarily due to an increase in consumer connection revenue of $21.8 million, or 9%, primarily as a result of price increases implemented during the second quarter of 2022. Angi Services revenue growth is due primarily to a $25.7 million increase largely from Book Now and managed projects, partially offset by an $11.4 million decrease in revenue from Angi Roofing.
Europe revenue increased $0.4 million, or 2%, due to strong growth across its major markets, partially offset by the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and the British Pound.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
North America revenue increased $182.1 million, or 15%, due primarily to increases in Angi Services revenue of $151.0 million, or 62%, and Angi Ads and Leads revenue of $31.1 million, or 3%. Angi Services revenue growth is due primarily to an $82.3 million increase largely from Book Now and managed projects, and to a lesser extent, $67.9 million in revenue attributable to Angi Roofing, acquired July 1, 2021. The increase in Angi Ads and Leads revenue is due primarily to the factor described above in the three-month discussion and the anniversary of the initial impact from the brand integration that began in March 2021.
Europe revenue decreased $1.7 million, or 3%, due to the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and the British Pound.

Cost of revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$109,057	$9,590	10%	$99,467	$335,826	$112,827	51%	$222,999
As a percentage of revenue	22%			22%	23%			18%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
North America cost of revenue increased $9.6 million, or 10%, and remained constant as a percentage of revenue, due primarily to $12.8 million of costs attributable to the growth of Angi Services including costs incurred for third-party service professionals for certain Angi Services arrangements, offset by a decrease of $4.9 million for costs attributable to decreases in Angi Roofing revenue, described above in the revenue discussion.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
North America cost of revenue increased $112.8 million, or 51%, and increased as a percentage of revenue, due primarily to $55.2 million of costs attributable to the growth of Angi Services and $53.7 million of costs attributable to the inclusion of three quarters’ costs of Angi Roofing in 2022 compared to one quarter of costs in 2021.
Gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Revenue	$498,036	$36,471	8%	$461,565	$1,449,977	$180,395	14%	$1,269,582
Cost of revenue (exclusive of depreciation shown separately below)	109,057	9,590	10%	99,467	335,826	112,827	51%	222,999
Gross profit	$388,979	$26,881	7%	$362,098	$1,114,151	$67,568	6%	$1,046,583

Gross margin	78%		—%	78%	77%		(5)%	82%
For the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Gross profit increased for the three and nine months ended September 30, 2022, primarily due to the revenue growth described in the revenue discussions above. Gross margin decreased for the nine months ended September 30, 2022, due primarily to increased cost of revenue factors described above in the cost of revenue discussion.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Selling and marketing expense	$234,398	$(3,357)	(1)%	$237,755	$711,358	$28,732	4%	$682,626
As a percentage of revenue	47%			52%	49%			54%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
North America selling and marketing expense decreased $2.4 million, or 1%, driven by decreases in professional fees of $2.9 million, advertising expense of $1.9 million, and lease expense of $1.3 million, partially offset by increases in software maintenance costs of $1.5 million and compensation expense of $0.6 million. The decrease in professional fees was primarily due to decreases in outsourced personnel and consulting costs for creative advertising agencies. The decrease in advertising expense is primarily due to decreases in fees paid to app platforms and service professional marketing as a part of the investment in Angi Services in 2021 and overall offline marketing spend. The decrease in lease expense is a result of the Company repurposing its real estate space for general and administrative functions. The increase in software maintenance costs was due primarily to general maintenance. The increase in compensation expense is primarily due to an increase in wage-related expense partially offset by a decrease in commissions expense.
Europe selling and marketing expense decreased $0.9 million, or 15%, driven by decreases in advertising expense of $0.6 million as the company was more efficient in its online marketing campaigns and compensation expense of $0.2 million.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
North America selling and marketing expense increased $28.3 million, or 4%, driven by expense of $10.0 million from the inclusion of Angi Roofing, increases in advertising expense of $6.1 million, professional fees of $4.4 million, software maintenance costs of $4.0 million and compensation expense of $3.1 million, partially offset by a decrease in lease expense of $4.1 million. The increase in advertising expense was due primarily to an increase of $19.7 million in search engine marketing spend offset by decreases in fees paid to app platforms and service professional marketing of $12.5 million and offline marketing spend of $1.6 million. The increase in search engine marketing spend is due to the continued brand integration initiative at the beginning of 2022 and increased costs to obtain service requests later in 2022. The decrease in service professional marketing is primarily due to fees paid in 2021 that were a part of the investment in Angi Services in 2021. The decrease in offline marketing spend in 2022 reflects the return to historical spending levels in 2021 as compared to the shift to online marketing from television marketing. The increase in professional fees was primarily due to an increase in consulting costs for creative advertising agencies. The increase in software maintenance costs was due primarily to general maintenance. The increase in compensation is primarily due to a general increase in wage-related expense from higher headcount partially offset by a decrease in commissions expense. The decrease in lease expense is a result of the Company repurposing its real estate space for general and administrative functions and reducing its real estate footprint in 2021.
Europe selling and marketing expense increased $0.4 million, or 1%, driven by an increase in advertising expense of $1.1 million partially offset by a decrease in compensation expense of $0.6 million, which was caused by lower headcount.
General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
General and administrative expense	$128,261	$25,175	24%	$103,086	$357,541	$58,807	20%	$298,734
As a percentage of revenue	26%			22%	25%			24%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
North America general and administrative expense increased $25.1 million, or 26%, due primarily to increases of $10.8 million in the provision for credit losses, $7.6 million in compensation expense, and $6.3 million in legal expense. The increase in the provision for credit losses is due primarily to revenue growth. The increase in compensation expense is due to an increase of $4.2 million in wage-related expense from higher headcount and $3.0 million in stock-based compensation expense. The increase in stock-based compensation is primarily due to management departures and new awards granted. The increase in legal expense is primarily due to accruals for certain legal matters in the current quarter.
Europe general and administrative expense decreased slightly, or 1%, driven by a decrease in professional fees of $0.3 million, offset by an increase in software maintenance of $0.2 million and compensation expense of $0.1 million. The decrease of professional fees relates to a decrease in consultants. The increase in software license and maintenance expense is due primarily to increased spend on software to support our customer service function.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
North America general and administrative expense increased $66.8 million, or 25%, due primarily to an increase of $30.3 million in compensation expense, $12.0 million of expense from the inclusion of Angi Roofing, increases of $13.7 million in the provision for credit losses, $6.3 million in legal expense, $5.9 million in professional fees, and $5.4 million in software maintenance costs, partially offset by a decrease of $8.2 million in impairment charges of right-of-use assets and related leasehold improvements, furniture and equipment. The increase in compensation expense is due to an increase of $14.6 million in stock-based compensation expense and $12.8 million in wage-related expense from higher headcount. The increase in stock-based compensation expense is the result of the reversal of previously recognized stock-based compensation as a result of the forfeiture of unvested awards due to management departures in the first quarter of 2021, management departures in the third quarter of 2022, and new awards granted through the third quarter of 2022. The increase in the provision for credit losses is due primarily to revenue growth. The increase in legal expense is primarily due to accruals for certain legal matters that occurred in the third quarter of 2022. The increase in professional fees is due primarily to an increase in legal and consulting fees, and to a lesser extent, outsourced personnel costs. The increase in software license and maintenance expense is due primarily to increased spend on software to support our customer service function. The decrease in impairments of right-of-use assets and related leasehold improvements, furniture and equipment was due primarily to charges of $2.3 million in 2022 relative to $9.6 million in 2021, primarily due to Angi Inc. reducing its real estate footprint in 2021.
Europe general and administrative expense decreased $8.0 million, or 28%, due primarily to a 2021 charge of $6.0 million in compensation expense related to the acquisition of an additional interest in our MyBuilder business at a premium to fair value and lower headcount and lower average compensation. This impact was partially offset by higher professional fees of $0.3 million related to restructuring of the European businesses and an increase of $0.5 million in the provision for credit losses.
Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Product development expense	$15,817	$(1,858)	(11)%	$17,675	$54,630	$156	—%	$54,474
As a percentage of revenue	3%			4%	4%			4%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
North America product development expense decreased $2.2 million, or 16%, due primarily to decreases in compensation expense of $2.1 million and software maintenance expense of $0.4 million, partially offset by an increase in telecommunications expense of $0.3 million. The decrease in compensation expense is due primarily to the reduction of head-count for those in product development who do not work on capitalized projects.
Europe product and development expense increased $0.4 million, or 9%, due to an increase in compensation expense of $0.4 million from higher headcount and higher average compensation.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
North America product development expense decreased $1.3 million, or 3%, due primarily to decreases in compensation expense of $3.0 million and lease expense of $1.1 million, partially offset by an increase in software license and maintenance expense of $1.2 million and outsourced personnel and consulting costs of $1.1 million. The decrease in compensation expense is due primarily to the factor described above in the three-month discussion. The decrease in lease expense is a result of the Company reducing its real estate footprint in 2021. The increase in software maintenance expense is due primarily to increased spend on software licensing.
Europe product and development expense increased $1.4 million, or 11%, due to an increase in compensation expense of $1.4 million from higher headcount and higher average compensation.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Depreciation	$17,759	$3,058	21%	$14,701	$45,112	$(616)	(1)%	$45,728
As a percentage of revenue	4%			3%	3%			4%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

North America depreciation increased primarily to investments in capitalized software to support our employees, products, and services partially offset by a decrease in capitalized computer equipment depreciation.
Europe depreciation decreased due primarily to capitalized software projects reaching the end of their depreciable lives.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
North America depreciation increased due primarily to the factors described above in the three-month discussion.
Europe depreciation decreased due primarily to the factor described above in the three-month discussion.
Operating (loss) income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
North America	$(12,518)	$2,201	15%	$(14,719)	$(62,228)	$(24,959)	(67)%	$(37,269)
Europe	1,460	1,714	NM	(254)	(3,673)	6,653	64%	(10,326)
Total	$(11,058)	$3,915	26%	$(14,973)	$(65,901)	$(18,306)	NM	$(47,595)

As a percentage of revenue	(2)%			(3)%	(5)%			(4)%
________________________
NM = Not meaningful
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Operating loss decreased for the three months ended September 30, 2022, primarily due to the factors described above in the revenue, cost of revenue, sales and marketing, general and administrative, product development, and depreciation expense discussions.
At September 30, 2022, there is $84.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Operating loss increased for the nine months ended September 30, 2022, primarily due to the factors described above in the revenue, cost of revenue, sales and marketing, general and administrative, product development, and depreciation expense discussions.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
North America	$20,792	$9,579	85%	$11,213	$31,152	$(5,924)	(16)%	$37,076
Europe	2,090	908	77%	1,182	(1,750)	4,187	71%	(5,937)
Total	$22,882	$10,487	85%	$12,395	$29,402	$(1,737)	(6)%	$31,139

As a percentage of revenue	5%			3%	2%			2%

For a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating loss to Adjusted EBITDA for the Company’s reportable segments, see “Note 7—Segment Information” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
North America Adjusted EBITDA increased $9.6 million, to $20.8 million, and increased as a percentage of revenue, primarily due to higher revenue of $36.1 million, decreases in product development expense of $2.2 million and selling and marketing expense of $2.4 million, offset by increases in general and administrative expense of $25.1 million and cost of revenue of $9.6 million.
Europe Adjusted EBITDA increased $0.9 million to $2.1 million, due primarily to the increase in revenue of $0.4 million, the decrease in selling and marketing expense of $0.9 million, partially offset by the increase in product development expense of $0.4 million, each of which are described above.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
North America Adjusted EBITDA decreased $5.9 million, or 16%, to $31.2 million, and remained consistent as a percentage of revenue, despite higher revenue of $182.1 million, due primarily to increases in cost of revenue of $112.8 million, general and administrative expense of $66.8 million, and selling and marketing expense of $28.3 million.
Europe Adjusted EBITDA increased $4.2 million, or 71%, due to a decrease in general and administrative expense of $8.0 million, which was primarily due to the 2021 charge of $6.0 million related the acquisition of an additional interest in MyBuilder at a premium to fair value. This was partially offset by a decrease of $1.7 million in revenue, an increase of $1.4 million in product development expense and an increase of $1.1 million in advertising expense.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(In thousands)
Interest expense	$5,030	$(1,002)	(17)%	$6,032	$15,078	$(3,385)	(18)%	$18,463
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Interest expense decreased primarily due to the inclusion of the write-off of deferred debt issuance costs associated with the termination of the ANGI Group Revolving Facility during the third quarter of 2021.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Interest expense decreased primarily due to the repayment of the ANGI Group Term Loan during the second quarter of 2021.
Other expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(In thousands)
Other expense, net	$(2,296)	$(1,817)	(379)%	$(479)	$(4,437)	$(2,555)	(136)%	$(1,882)
For the three months ended September 30, 2022 and 2021
Other expense, net in 2022 primarily includes net foreign currency exchange losses of $3.9 million, partially offset by interest income of $1.6 million.

Other expense, net in 2021 primarily includes a net foreign currency exchange loss of $0.5 million.
For the nine months ended September 30, 2022 and 2021
Other expense, net in 2022 primarily includes net foreign currency exchange losses of $6.6 million, partially offset by interest income of $2.1 million.
Other expense, net in 2021 primarily includes the write-off of $1.1 million of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021 and net foreign currency exchange losses of $1.0 million, partially offset by interest income of $0.2 million.
Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Income tax benefit	$945	$(3,846)	(80)%	$4,791	$10,693	$(12,516)	(54)%	$23,209
Effective income tax rate	5%			22%	13%			34%
For further details of income tax matters, see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
In 2022, the effective income tax rate was lower than the statutory rate of 21% due primarily to tax shortfalls generated by the exercise and vesting of stock-based awards and provisions related to a change in the annual expected effective income tax rate driven by unrecognized state tax losses.
In 2021, the effective income tax rate was higher than the statutory rate of 21% due primarily to the benefit from the change in the annual expected effective income tax rate driven by the reduced impact of forecasted nondeductible stock-based compensation expense had on the increase in forecasted ordinary pre-tax losses, partially offset by foreign income taxed at different tax rates.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
In 2022, the effective income tax rate was lower than the statutory rate of 21% due primarily to tax shortfalls generated by the exercise and vesting of stock-based awards and nondeductible stock-based compensation expense.
In 2021, the effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by foreign income taxed at different tax rates.

PRINCIPLES OF FINANCIAL REPORTING
We report Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses and our internal budgets are based and may impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
The following table reconciles net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net loss attributable to Angi Inc. shareholders	$(17,479)	$(16,995)	$(75,102)	$(45,357)
Add back:
Net earnings attributable to noncontrolling interests	40	302	379	626
Income tax benefit	(945)	(4,791)	(10,693)	(23,209)
Other expense, net	2,296	479	4,437	1,882
Interest expense	5,030	6,032	15,078	18,463
Operating loss	(11,058)	(14,973)	(65,901)	(47,595)
Add back:
Stock-based compensation expense	12,376	8,813	38,778	20,390
Depreciation	17,759	14,701	45,112	45,728
Amortization of intangibles	3,805	3,854	11,413	12,616
Adjusted EBITDA	$22,882	$12,395	$29,402	$31,139
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

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	September 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents:
United States	$302,046	$404,277
All other countries	26,749	23,859
Total cash and cash equivalents	$328,795	$428,136

Long-term debt:
Senior Notes	$500,000	$500,000
Total long-term debt	500,000	500,000
Less: unamortized debt issuance costs	4,902	5,448
Total long-term debt, net	$495,098	$494,552
At September 30, 2022, all of the Company’s international cash can be repatriated without significant tax consequences.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$11,358	$25,888
Investing activities	$(95,297)	$(26,663)
Financing activities	$(13,731)	$(335,046)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, amortization of intangibles, depreciation, impairment of long-lived and right-of-use assets, non-cash lease expense, and deferred income taxes.
2022
Adjustments to earnings consist primarily of $82.2 million of provision for credit losses, $45.1 million of depreciation, $38.8 million of stock-based compensation expense, $9.8 million of non-cash lease expense, and $11.4 million of amortization of intangibles. The decrease from changes in working capital consists primarily of an increase of $102.6 million in accounts receivable, a decrease of $13.2 million in operating lease liabilities, and an increase of $10.0 million in other assets, partially offset by increases of $21.3 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Angi Services. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in other assets is due to an increase in capitalized commissions. The increase in accounts payable and other liabilities is due primarily to increases in accrued expenses related to the factors described in the “Brand Integration Initiative” and accrued roofing material costs related to Angi Roofing.
Net cash used in investing activities includes $95.5 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities includes $8.1 million for the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $7.80 per share and $5.6 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

2021
Adjustments to earnings consist primarily of $66.1 million of provision for credit losses, $45.7 million of depreciation, $20.4 million of stock-based compensation expense, $12.6 million of amortization of intangibles, $12.3 million of impairment charges on long-lived and right-of-use assets, $9.6 million of non-cash lease expense, and $6.4 million of revenue reserves, partially offset by $25.4 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $106.2 million in accounts receivable partially offset by increases of $23.3 million in accounts payable and other liabilities and $4.6 million of deferred revenue. The increase in accounts receivable and is due primarily to revenue growth, primarily attributed to Angi Services. The increase in accounts payable and other liabilities is due primarily to increases in accrued advertising and related payables and accrued roofing material costs related to Angi Roofing, partially offset by the reduction in lease liabilities. The increase in deferred revenue is driven primarily by increases in annual membership payments and an increase in customer deposits for Angi Services jobs.
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
Share Repurchase Authorizations and Activity
During the nine months ended September 30, 2022, the Company repurchased 1.0 million shares, on a trade date basis, of its common stock at an average price of $7.80 per share, or $8.1 million in aggregate. The Company has 15.0 million shares remaining in its share repurchase authorization as of November 4, 2022. The Company may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors the Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
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
The following table summarizes the aggregate intrinsic value of all awards outstanding as of November 4, 2022; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)
Stock appreciation rights	$—	$—	—
Other equity awards(a)(b)	40,582	19,877	10,728
Total outstanding employee stock-based awards	$40,582	$19,877	10,728
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

Contractual Obligations
At September 30, 2022, there have been no material changes outside the ordinary course of business to the Company's contractual obligations since the disclosures for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K.
Capital Expenditures
The Company’s 2022 capital expenditures are expected to be higher than 2021 capital expenditures of $70.2 million by approximately 70%, due primarily to increased investment in capitalized software to support the development of our products and services.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors, including COVID-19.
At September 30, 2022, IAC held all Class B shares of Angi Inc., which represent 84.3% of the economic interest and 98.2% of the voting interest of the Company. As a result, IAC has the ability to control Angi’s financing activities, including the issuance of additional debt and equity securities by Angi or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi’s capital stock and its representation on the Angi board of directors.
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
Additional financing may not be available on terms favorable to the Company or at all, and may also be impacted by any disruptions in the financial markets. In addition, the Company’s existing indebtedness could limit its ability to obtain additional financing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2022, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Service Professional Class Action Litigation against HomeAdvisor
This purported class action pending in Colorado is described in detail on pages 26-27 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. l:16-cv-1849 and Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, both filed in U.S. District Court in Colorado and consolidated under the caption In re HomeAdvisor, Inc. Litigation. This lawsuit alleges that our HomeAdvisor business engages in certain deceptive practices affecting the service professionals who join its network, including charging them for substandard customer leads or failing to disclose certain charges. Plaintiffs have filed for class certification, which was fully briefed as of August 8, 2022 and remains pending. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2022.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2022. As of that date, 15,025,714 shares of Angi Class A common stock remained available for repurchase under the Company's previously announced March 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.2	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
10.1	Separation Agreement, dated as of October 10, 2022, by and between Angi Inc. and Oisin Hanrahan.	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2022.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 8, 2022
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer

Signature	Title	Date

/s/ ANDREW RUSSAKOFF	Chief Financial Officer	November 8, 2022
Andrew Russakoff