Form 10-K
period 2022-12-31
Angi Inc.
filed 2023-03-01
CIK 1705110

As filed with the Securities and Exchange Commission on March 1, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 10, 2023, the following shares of the Registrant’s common stock were outstanding:

Class A Common Stock	82,763,685
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	504,782,932
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2022 was $355,728,266. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
Angi Inc. connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. During the year ended December 31, 2022, over 220,000 domestic service professionals actively sought consumer leads, completed jobs or advertised work through Angi Inc. platforms. Additionally, consumers turned to at least one of our businesses to find a service professional for approximately 29 million projects during the year ended December 31, 2022.
In the fourth quarter of 2022, our segment presentation was changed to reflect out four operating segments, which now include: (i) Ads and Leads, (ii) Services, (iii) Roofing, and (iv) International (includes Europe and Canada), and the various businesses within those segments operate under multiple brands, including Angi, HomeAdvisor, Handy, Total Home Roofing, Angi Roofing, MyBuilder, and Travaux.com. Our financial information for prior periods has been recast to conform to the current period presentation.
Angi is a public company controlled by IAC Inc. (formerly known as IAC/InterActiveCorp (“IAC”)). As of December 31, 2022, IAC’s economic and voting interest in Angi were 84.1% and 98.1%, respectively.
As used herein, “Angi,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).
History
We were incorporated in the State of Delaware as ANGI Homeservices Inc. in 2017 in connection with the combination of IAC’s HomeAdvisor business and Angie’s List, Inc. (the “Combination”), which was completed in September 2017.
In 2018, we acquired Handy Technologies, Inc., a leading platform in the United States for connecting consumers looking for household services with top-quality, pre-screened independent service professionals.
In March 2021, we changed our name to Angi Inc. in connection with an update to one of our leading websites and brands (Angie’s List) to Angi and the concentration of our marketing investment in the Angi brand in order to focus marketing, sales, and branding efforts on a single brand.
DESCRIPTION OF OUR BUSINESSES
Our Domestic Businesses
In the United States, the Company, through several differentiated experiences, provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, matching consumers with independently established home services professionals engaged in a trade, occupation and/or businesses that customarily provides such services and provides consumers with tools to communicate with service professionals and pay for related services:
•an Ads and Leads experience where service professionals pay for connections to consumers;
•a Services experience where consumers make payment through the Angi platform for a specific job and the Angi platform assigns that job to a service professional who completes it and receives a portion of the job fee; and
•a Roofing business that provides roof replacement and repair services directly to consumers.
Ads and Leads Overview
This business connects consumers with service professionals for local services through our nationwide online directory of service professionals across more than 500 service categories, as well as provides consumers with valuable tools, services and content (including verified reviews of local service professionals), to help them research, shop and hire for local services. Consumers can access our nationwide online directory and related basic tools and services free of charge upon registration, as well as by way of purchased membership packages. Our Ads business also sells term-based website and mobile and digital magazine advertising to service professionals, as well as provides them with quoting, invoicing, and payment services. Our Leads digital marketplace service connects consumers with service professionals nationwide for home repair, maintenance, and improvement projects. Our Leads business provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments online, connect with service professionals instantly by telephone, and access several home services-related resources, such as cost guides for different home services projects.
Consumer Services
Consumers can search for a service professional in our nationwide online directory and/or be matched with a service professional through our digital marketplace and certain third-party affiliate platforms. They also have access to related basic tools and services, ratings, reviews, and certain promotions. This includes consumers access to Angi’s online True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as a library of home services-related content consisting primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with service professionals.
Matches are made by way of our proprietary algorithm, based on several factors (including the type of services desired, location and the number of service professionals available to fulfill the request). Depending on the nature of the service request and the path through which it was submitted, consumers are generally matched with service professionals from the Leads digital marketplace, a Services service professional or a combination of Ads and Leads service professionals (as and if available for the given service request). In all cases, service professionals may contact consumers with whom they have been matched with directly and consumers can generally review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any service professional(s) referred by or found through any Angi branded or third-party affiliate platform. Consumers are responsible for booking the service and for paying the service professional directly, which can be done by consumers independently.
Consumers can rate Angi service professionals listed in our nationwide directory on a one- to five- star rating scale based on a variety of criteria, including overall experience, availability, price, quality, responsiveness, punctuality and professionalism and other criteria, depending on the type of service provided. Ratings on each applicable criterion are weighted across all reviews submitted for the service professional to produce such professional’s overall rating on Angi. Consumers can also provide a detailed description of their experiences with service providers. Ratings and reviews cannot be submitted anonymously, and there are processes in place to prevent service professionals from reporting on themselves or their competitors, as well as to detect fraudulent or otherwise problematic reviews.
Service Professional Services
Our Ads and Leads business sells term-based website, mobile, and magazine advertising to certified service professionals, as well as provides them with a variety of services and tools, including quoting, invoicing, and payment services. In order to become a certified service professional in the Angi network, service professionals must satisfy certain criteria. Generally, service professionals with an average consumer rating below a “3” are not eligible for certification. In addition to retaining the requisite member rating, service professionals must validate their home services experiences and the owners or principals of businesses affiliated with service professionals must pass certain criminal background checks and attest to applicable state and local licensure requirements.
Once eligibility criteria are satisfied, service professionals become certified and can purchase term-based advertising contracts and be matched with consumers. If a certified service professional fails to meet any eligibility criteria during the applicable contract term, refuses to participate in our complaint resolution process, and/or engages in what we determine to be prohibited behavior through any Angi platform, existing advertising and exclusive promotions will be suspended, and the related advertising contract will be subject to termination.
Certified service professionals rotate among the first service professionals listed in our nationwide online directory search results for an applicable category (together with their company name, overall rating, number of reviews, certification badge and basic profile information), with non-certified service professionals appearing below certified service professionals in directory search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose to be matched with a service professional, our proprietary algorithm will determine where a given service professional appears within related results.
Service professionals pay fees for consumer matches, at their election, and subscription fees for Leads memberships, which are available for purchase through our sales force. The basic annual membership package includes membership in our digital marketplace, as well as access to consumer matches (for which additional fees are generally paid) and a listing in our online directory and certain other affiliated directories. Basic annual membership also includes a business profile page on HomeAdvisor.com and Angi.com, a mobile application and access to various online tools designed to help service professionals more effectively market to, manage and connect with, consumers with whom they have been matched.
Once a member, service professionals must maintain at least a three-star customer rating. If a service professional fails to meet any eligibility criteria during the membership term, refuses to participate in the complaint resolution process, or engages in what we determine to be prohibited behavior through any Angi platform, the service professional is subject to being removed from the Angi network.
Services Overview
Through our Services business, we provide a pre-priced offering service, pursuant to which consumers can request services through Angi and Handy branded platforms and pay for such services on the applicable platform directly. When consumers request household services directly through Services platforms, requests are fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provide such services.
Consumer Services
Consumers can submit requests for work to be done on the Handy and Angi platforms and referrals will be made based on the type of service desired, location and the date and time the consumer wants the service to be provided. In addition, consumers who purchase furniture, electronics, appliances and other home-related items from select third-party retail partners online (and in certain markets, in store) can simultaneously purchase assembly, installation and other related services to be fulfilled by Services service professionals, which are then paid for by the consumer directly through the applicable third-party retail partner platform.
Service Professional Services
Services service professionals are provided with access to a pool of consumers seeking service professionals and must validate their home services experiences, as well as attest to holding the requisite license, and maintain an acceptable rating to remain on Services platforms. In addition, the owner(s) or principal(s) of such service provider must pass certain criminal background checks. Access to Service platforms will be revoked for service professionals that repeatedly receive low customer satisfaction ratings.
Roofing Overview
The business within our Roofing segment provides roof replacement and repair services, primarily in Florida (and, to a lesser extent, in Arizona and Texas). Requests for roof replacement and repair services are currently fulfilled via Angi Roofing, LLC, the entity that was formed by Angi Inc. in July 2021 to acquire certain assets and liabilities of Total Home Roofing, LLC.
Consumer Services
Roofing consumers are identified through lead generation services, as well as organically through consumers that reach out directly, who are able to receive roof replacement services.
Service Professional Services
Angi Roofing contracts with independent roofing professional in each market to fulfil the services.
Our International Businesses
Through the International (Europe and Canada) segment, Angi Inc. also operates several international businesses that connect consumers with home service professionals, including: (i) Travaux, MyHammer and Werkspot, leading home services marketplaces in France, Germany and the Netherlands, respectively, (ii) MyBuilder, one of the leading home services marketplaces in the United Kingdom, (iii) the Austrian operations of MyHammer, (iv) the Italian operations of Werkspot and (v) Homestars, a leading home services marketplace in Canada. Angi Inc. owns controlling interests in Travaux, MyHammer, Werkspot and MyBuilder and wholly owns Homestars. The business models of the international businesses vary by jurisdiction and differ in certain respects from the business models of Angi Inc.’s various domestic businesses.
Revenue
Ads and Leads Revenue is primarily derived from (i) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), (ii) advertising revenue, which includes revenue from service professionals under contract for advertising, and (iii) membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Services is primarily comprised of revenue from jobs sourced directly through the platform and through retail partnerships and completed by a service professional assigned by our platform. Roofing is comprised of revenue from roofing projects. International is primarily comprised of revenue from consumer connection revenue for consumer matches and membership subscription from service professionals and consumers.
Marketing

In March 2021, the Company changed its name to Angi Inc. and updated one of its leading websites and brands, Angie’s List, to Angi, and concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts to a single brand.
We market our various products and services to consumers primarily through digital marketing (primarily paid and free search engine marketing, display advertising and third-party affiliate agreements) as well as through traditional offline marketing (national television and radio campaigns), and e-mail. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote our various products and services (and those of our various service professionals) on their platforms. In exchange for these efforts, these third parties are paid a fixed fee when visitors from their platforms click through and submit a valid service request through our platforms, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to us. We also market our various products and services to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
We market our term-based advertising and related products offered by our Ads business and the matching services and membership subscriptions offered by our Leads business to service professionals primarily through our sales force. These products and services are also marketed together with our Services products and various directories, through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers.
Both generally, and in connection with the brand integration initiative, we have made (and expect we will continue to make) substantial investments in digital and traditional offline marketing (with continued expansion into new and existing digital platforms) to consumers and service professionals to promote our products and services and drive visitors to our various platforms and service professionals.
Technology
Each of our brands and businesses develops its own technology to support its products and services, leveraging both open-source and vendor supported software technology. We have dedicated engineering teams for our domestic and certain international businesses responsible for software development and the creation of new features to support our products and services across a full range of existing, new, and emerging devices and platforms. Our engineering teams use an agile development process that allows us to deploy frequent iterative releases for product and service features.
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
We believe that our ability to compete successfully will depend primarily upon the following factors:
•our ability to continue to build and maintain awareness of, and trust in and loyalty to, the Angi brand; and
•the functionality of our websites and mobile applications and the attractiveness of their features and our products and services generally to consumers and service professionals, as well as our continued ability to introduce new products and services that resonate with consumers and service professionals generally;
•the ability of the Services business to expand pre-priced booking services, while balancing the overall mix of service requests and directory services on our platforms generally;
•the size, quality, diversity and stability of our network of service professionals and the breadth of our online directory listings;
•our ability to consistently generate service requests and pre-priced bookings through our platforms that convert into revenue for our service professionals in a cost-effective manner;
•our ability to continue to attract (and increase) traffic to our brands and platforms through search engines, including the ability to ensure that information from such brands and platforms and related links are displayed prominently in free search engine results and that paid search marketing efforts are cost-effective, as well as the ability to respond to changes in the usage and functioning of search engines;
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
Intellectual Property
We regard our intellectual property rights as critical to our success in the United States, with our trademarks, service marks and domain names being especially critical to the continued development and awareness of our brands and our marketing efforts.
We protect our intellectual property rights through a combination of registered copyrights, trademarks, and domain name registrations, trade secrets and patent applications, as well as through contractual restrictions and reliance on federal, state and common law. We also enter into confidentiality and proprietary rights agreements with employees, consultants, contractors and business partners, and employees and contractors are also subject to proprietary information and invention assignment provisions.
We have several registered trademarks in the United States (the most significant of which relate to our Angi and HomeAdvisor brands), as well as other trademarks in Europe and Canada, and several pending trademark applications in the United States and certain other jurisdictions. We have also registered a variety of domestic and international domain names, the most significant of which relate to our Angi brand. In addition, we have one patent that expires in November 2035 and three patent applications pending.
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
We are particularly sensitive to laws and regulations that adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact the ability or manner in which we provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and undermine open and neutrally administered Internet access. For example, the Digital Markets Act and the Digital Services Act (which both came into force in November 2022) form a single set of new rules that will be applicable to online intermediaries and platforms across the whole EU to seek to create a safer and more open digital space. Failure to comply with the Digital Services Act could result in the imposition of fines in an amount of up to 6% of a given online intermediary or platform’s annual worldwide turnover in the preceding fiscal year. Further, the United Kingdom is expected to enact in 2023 the Online Safety Bill that would significantly increase responsibilities of online platforms to control illegal or harmful activity and grant broad authority to the UK communications regulator to enforce its provisions. And as proposed, failure to comply with the Online Safety Bill could result in significant fines, blocking of services and personal liability for senior management. To the extent our businesses are required to implement new measures and/or make changes to our products and services to ensure compliance, our business, financial condition and results of operations could be adversely affected. Compliance with this legislation or similar or more stringent legislation in other jurisdictions could be costly, and the failure to comply could result in service interruptions and negative publicity, any or all of which could adversely affect our business, financial condition and results of operations. In addition, in December 2017, the U.S. Federal Communications Commission (the “FCC”) adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. In the wake of the FCC’s repeal of its net neutrality laws, many states, including California and New York, have adopted their own neutrality laws imposing some degree of regulation on internet service providers operating in those states. Many of these regulations remain subject to legal challenge in the courts, although some, including California’s have been allowed to take effect while those challenges are concluded. To the extent Internet service providers take such actions, our business, financial condition and results of operations could be adversely affected. Similarly, there have been various legislative efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change as a result. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure for additional liabilities.
We are also subject to laws governing marketing and advertising activities conducted by/through telephone, e-mail, mobile devices and the Internet, including the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-

SPAM Act and similar state laws, as well as federal, state, and local laws and agency guidelines governing background screening.
In addition, we also are subject to various other federal, state, and local laws, rules and regulations focused on consumer protection. These laws, rules and regulations are enforced by governmental entities such as the Federal Trade Commission and state Attorneys General offices and may confer private rights of action on consumers as well. Changes in these laws, or a proceeding of this nature, could have an adverse effect on us due to legal costs, impacts on business operations, diversion of management resources, negative publicity, and other factors. See “Item 3-Legal Proceedings-FTC Administrative Proceeding against HomeAdvisor.”
We are also generally sensitive to the adoption of new tax laws. The European Commission and several European countries have recently adopted (or intend to adopt) proposals that would change various aspects of the current tax framework under which our European businesses are taxed, including proposals to change or impose new types of non-income taxes (including digital services taxes based on a percentage of revenue). For example, we are subject to and pay the Digital Services Tax in the United Kingdom, France, and Italy. Certain of our businesses are subject to digital services taxes in one or more of the jurisdictions listed above and similar proposed tax laws could adversely affect our business, financial condition and results of operations.
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
We are particularly sensitive to laws and regulations related to the adoption and interpretation of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our service professional from independent contractors to employees. See “Item 1A-Risk Factors-Risk Factors-Risks Related to Our Business and Industry-There may be adverse tax, legal and other consequences if the contractor classification or employment status of the service professionals who use our platform is challenged.”
Human Capital Management
As of December 31, 2022, we employed approximately 4,600 employees worldwide, the substantial majority of which provided services to our brands and businesses located in the United States. From time to time, we also retain consultants and independent contractors.
Talent and Development
The development, attraction and retention of employees is critical to our success. We strive to provide an atmosphere that fosters teamwork and growth. We continue to invest in a more productive, engaged, diverse and inclusive workforce. To support the advancement of our employees, we offer training and development programs and encourage advancement from within. In 2020, we launched a learning management system for broader facilitation of training resources. We leverage both formal and informal programs designed to identify, foster, and retain top talent. We believe that our culture enables us to create, develop and fully leverage the strengths of our workforce to exceed consumer expectations and meet our growth objectives. We also place a high value on inclusion, engaging employees in our Diversity, Equity and Inclusion Council, or DEI, which is staffed by employees with diverse backgrounds, experiences and/or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. Recent DEI initiatives include unconscious bias training, a women in leadership program, and employee resources groups to promote community and inclusion.
Total Rewards and Benefits
As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs include base wages and incentives in support of our pay for performance culture, as well as health, welfare, and retirement benefits, vision, dental, life, prescription, and long-term disability insurance plans. We also provide employee paid supplemental life and accident insurance plans. To help employees cover medical expenses pre-tax, we offer employees a Flexible Spending Account. We also focus many programs on employee wellness and have implemented solutions including mental health support access, telemedicine, meditation, and fitness programs. We also offer our US-based full-time employees a 401(k) retirement plan with a Company match.
Community

We encourage our employees to become involved in their communities by providing full-time employees with paid-time off each year to volunteer in local community-based programs.
COVID Response
In response to the COVID-19 pandemic, we quickly implemented safety and health standards and protocols for our employees to ensure a safe work environment. Employees in our offices have been working remotely since March 2020 and we have moved our sales employees to work fully remotely. Our corporate employees near our Denver, Colorado, New York City and Indianapolis, Indiana offices returned to the office in mid-2022 and continued to adhere to the recommended protocols of the Centers for Disease Control or local regulations. We have offered paid leave for COVID-related illness that meet local requirements.
Code of Business Conduct and Ethics
Our US-based employees are required to annually certify to their familiarity and compliance with our Code of Business Conduct and Ethics. We also maintain an ethics hotline that is available to all of our employees to report (anonymously, if desired) any general ethics-related matter of concern. Communications to this hotline (which is facilitated by an independent third party) are routed to appropriate functions (whether Human Resources or Legal) for investigation and resolution. In addition, as required by law, we also maintain a hotline for employees to anonymously report complaints or concerns related to accounting and auditing matters.
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
We also make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC. These reports (including related amendments) are also available at the SEC’s website, www.sec.gov.
Code of Business Conduct and Ethics
Our Code of Business Conduct and Ethics applies to all of our employees (including our principal executive officer, principal financial officer and principal accounting officer) and directors and is posted on the Investor Relations section of our website at ir.angi.com under the heading “Code of Ethics.” This code complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to this code that affect the provisions required by Item 406 of Regulation S-K (and any waivers of such provisions for our principal executive officer, principal financial officer, principal accounting officer, and directors) will also be disclosed on our website.
RELATIONSHIP WITH IAC
Equity Ownership and Vote
We have two classes of capital stock outstanding, Class A common stock and Class B common stock, with one vote and ten votes per share, respectively. Our shares of Class B common stock are convertible into shares of Class A common stock on a share for share basis. As of December 31, 2022, IAC owned all of our outstanding shares of Class B common stock, and 2,588,180 outstanding shares of the Company’s Class A common stock, in total representing approximately 84.1% of our total outstanding shares of capital stock and approximately 98.1% of the total combined voting power of our outstanding capital stock.
Intercompany Agreements
In connection with the Combination, we and IAC entered into certain agreements to govern our relationship following the Combination. These agreements include the following:
Contribution Agreement
Under the contribution agreement: (i) we agreed to assume all of the assets and liabilities related to the HomeAdvisor business and indemnify IAC against any losses arising out of any breach by us of the contribution agreement or any other transaction related agreement described below and (ii) IAC agreed to indemnify us against any losses arising out of any breach by IAC of the contribution agreement or any other transaction related agreement described below.

Investor Rights Agreement
Under the investor rights agreement, IAC has certain registration, preemptive and governance rights related to us and the shares of our capital stock it holds. The investor rights agreement also provides certain governance rights for the benefit of stockholders other than IAC.
Services Agreement
The services agreement currently governs services that IAC has agreed to provide to us through September 29, 2021, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the total combined voting power of our voting stock and any subsequent extension(s) or truncation(s) agreed to by us and IAC. The services agreement has been renewed through September 29, 2023. Services currently provided to us by IAC pursuant this agreement include: (i) assistance with certain legal, M&A, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations and (ii) accounting, investor relations, and tax compliance services. The scope, nature and extent of services may be changed from time to time as we and IAC may agree.
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
In addition, under the employee matters agreement, we are required to reimburse IAC for the cost of any IAC equity awards held by our current and former employees, with IAC having the ability to elect to receive payment either in cash or shares of our Class B common stock. This agreement also provides that IAC has the ability to require that stock appreciation rights granted prior to the closing of the Combination and equity awards denominated in shares of our subsidiaries to be settled in either shares of our Class A common stock or IAC common stock. To the extent that shares of IAC common stock are issued in settlement of these awards, we are obligated to reimburse IAC for the cost of those shares by issuing shares of our Class A common stock in the case of stock appreciation rights granted prior to the closing of the Combination and shares of our Class B common stock in the case of equity awards denominated in shares of our subsidiaries.
Lastly, pursuant to the employee matters agreement, in the event of a distribution of Angi Inc. capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation and Human Resources Committee of the IAC board of directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of our Class A Common Stock, which we would be obligated to assume and which would be dilutive to our stockholders.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans,” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future business, financial condition, results of operations and financial performance, our business strategy, trends in the home services industry and other similar matters. These forward-looking statements are based on the expectations and assumptions of our management about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
Attracting consumers and service professionals to our brands and businesses involves considerable expenditures for online and offline marketing. We have made, and expect to continue to make, significant marketing expenditures for digital marketing (primarily paid search engine marketing, display advertising and third-party affiliate agreements) and traditional offline marketing (national television and radio campaigns). These efforts may not be successful or cost-effective. Historically, we have had to increase marketing expenditures over time to attract and retain consumers and service professionals and sustain our growth.
Our ability to market our brands on any given property or channel is subject to the policies of the relevant third-party seller, publisher of advertising (including search engines, web browsers and social media platforms with extraordinarily high levels of traffic and numbers of users) or marketing affiliate. As a result, we cannot assure you that these parties will not limit or prohibit us from purchasing certain types of advertising (including the purchase by Angi of advertising with preferential placement), advertising certain of our products and services and/or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third-party sellers, publishers and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.
In addition, our failure to respond to rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may unilaterally be updated by search engines without advance notice), could adversely affect our paid search engine marketing efforts (and free search engine traffic). Such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of our brands and businesses within search results, any or all of which could increase our marketing expenditures (particularly if free traffic is replaced with paid traffic). Any or all of these events could adversely affect our business, financial condition and results of operations. In addition, if there are changes in the usage and functioning of search engines and/or decreases in consumer use of search engines, for example, as a result of the continued development of artificial intelligence technology, this could negatively impact our ability to drive traffic to our platforms.
Evolving consumer behavior (specifically, increased consumption of media through digital means) can also affect the availability of profitable marketing opportunities. To continue to reach and engage consumers and service professionals and grow in this environment, we will need to continue to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video, social media, streaming, OTT and other digital platforms), as well as target consumers and service professionals via these channels in a cost-effective manner. As these channels continue to evolve relative to traditional channels (such as television), it could continue to be difficult to assess returns on related marketing investments, which could adversely affect our business, financial condition and results of operations.

Lastly, we also enter into various arrangements with third parties to drive visitors to Angi platforms. These arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of traffic and leads generated through third-party arrangements are dependent on many factors, most of which are outside our control. If the quality and/or convertibility of traffic and leads do not meet the expectations of our users and/or Angi Leads service professionals, they could leave our network and/or decrease their budgets for consumer matches or participation in pre-priced booking services, any or all of which could adversely affect our business, financial condition and results of operations.
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
The amount of traffic we attract from search engines is due in large part to how and where information about our brands (and links to websites offering our products and services) are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to websites offering our products and services, and negatively impacted traffic to such websites, and we expect that search engines will continue to make such changes from time to time in the future. In addition, changes in the usage and functioning of search engines and/or decreases in consumer use of search engines, for example, as a result of the continued development of artificial intelligence technology, could negatively impact our ability to drive traffic to our properties.
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
The Angi brand integration initiative may continue to involve substantial costs, including as a result of a continued negative impact on our organic search placement.
In March 2021, we updated one of our leading websites and brands, Angie’s List, to Angi, and since then, have concentrated our marketing investment on the Angi brand in order to focus our marketing, sales and branding efforts on a single brand. To date, we have incurred (and we expect to continue to incur) substantial costs as a result of this brand integration initiative and the Angi brand may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by Angie’s List.
We rely heavily on free (or organic) search results from search engine optimization and paid search engine marketing efforts to drive traffic to Angi platforms. The brand integration initiative initially adversely affected the placement and ranking of our websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. Organic search results have continued to decline year-over-year and remain below pre-March 2021 levels. In addition, the shift of marketing support to the Angi brand (away from the HomeAdvisor brand) continues to negatively affect (and we expect that it will continue to negatively affect) the efficiency of our search engine marketing efforts. The continuing occurrence of any or all of these events and trends could adversely affect our business, financial condition and results of operations.
Our success depends on our ability to expand our pre-priced offerings, while balancing the overall mix of our service requests and directory services on Angi platforms.

Our Services business provides a pre-priced offering, pursuant to which consumers can request services through Services platforms and pay for such services on the applicable platform directly. These service requests are then fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provide such services. Increases in pre-priced offerings (which we expect to be the case over time) could reduce the levels of service professional participation in our Ads and Leads offerings, which could adversely affect our business, financial condition and results of operations.
Our success depends, in substantial part, on our ability to establish and maintain relationships with quality and trustworthy service professionals.
We must continue to attract, retain and grow the number of skilled and reliable service professionals who can provide services across our platforms. If we do not offer innovative products and services that resonate with consumers and service professionals generally, as well as provide service professionals with an attractive return on their marketing and advertising investments, the number of service professionals affiliated with our platforms would decrease. Any such decrease would result in smaller and less diverse networks and directories of service professionals, and in turn, decreases in service requests, pre-priced offerings and directory searches, which could adversely impact our business, financial condition and results of operations.
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
We depend on search engines, digital app stores and social media platforms, in particular, those operated by Google, Apple and Facebook, to market, distribute and monetize our products and services. Consumers engage with these platforms directly, and as a result, these platforms generally receive personal data about consumers that we would otherwise receive if we transacted with them directly. Certain of these platforms have restricted (and continue to restrict) our access to personal data about users of our products and services obtained through their platforms. In addition, the privacy and data collection policies of certain platforms require users to opt-in to sharing their devices’ unique identifiers with our businesses, which allow them to recognize a given device and track related activity across applications and websites, primarily for marketing purposes. If these platforms continue to limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about users of our products and services, our ability to identify, communicate with, and market to a meaningful portion of our user base may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user base and the population generally, and the efficiency of our paid marketing efforts could be adversely affected. We cannot assure you that search engines, digital app stores and social media platforms upon which we rely will not continue to limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about users of our products and services. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.

Our ability to communicate with consumers and service professionals via e-mail (or other sufficient means) is critical to our success.
Historically, one of our primary means of communicating with consumers and service professionals and keeping them engaged with our products and services has been via e-mail communication. Through e-mail, we provide consumers and service professionals with service request and pre-priced offering updates, as well as present or suggest new products and services (among other things) and market our products and services in a cost-effective manner. As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of e-mail (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send e-mails to consumers and service professionals. A continued and significant erosion in our ability to communicate with consumers and service professionals via e-mail could adversely impact the overall user experience, consumer and service professional engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as e-mail has been historically.
There may be adverse tax, legal and other consequences if the contractor classification or employment status of the service professionals who use our platform is challenged.
We are particularly sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our service professionals from independent contractors to employees, as well as changes to state and local laws or judicial decisions related to the definition and/or classification of independent contractors. For example, in 2019, California passed a worker classification statute (AB 5), which effectively narrowed the definition of an independent contractor, using a strict test to determine a given worker’s classification and placing the burden of proof for meeting that test on the hiring entity. AB5 also provided enforcement powers to the state and certain cities, leading the state and certain cities to initiate litigation to enforce the new law, particularly against app-based platform companies. AB 5 has been the subject of widespread national discussion, leading other jurisdictions (including Massachusetts, New Jersey and New York, among others) to bring enforcement action against alleged independent contractor misclassification and/or to propose legislation adopting a legal test similar to the one set forth in AB 5. At the same time, there has been a trend of the Internal Revenue Service entering into work and information sharing agreements with the U.S. Department of Labor and state taxing authorities to address worker classification issues. Since we currently treat service professionals who provide services through our business as independent contractors for all purposes, we do not withhold federal, state and local income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments or provide workers’ compensation insurance with respect to these individuals. If we are required to reclassify these individuals as employees and/or their classification is challenged for any reason, we could be exposed to various liabilities and additional costs for prior and future periods, including under federal, state and local tax laws, workers’ compensation and unemployment benefits, minimum and overtime wage laws, and other labor and employment laws, as well as potential liability for penalties and interest. If the amounts related to such liabilities and additional costs are significant, our business, financial condition and results of operations could be adversely affected. As of the date of this report, we are involved in certain legal proceedings and investigations challenging the classification of these individuals as independent contractors, none of which we believe could have a material adverse effect on our business, financial condition and results of operations, and may become involved in other proceedings and investigations of this nature in the future.
General Risk Factors
Our brands and businesses operate in an especially competitive and evolving industry.
The home services industry is competitive, with a consistent and growing stream of new products, services and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas, with certain consumer and service professional demographics and/or in other key areas that we currently serve or may serve in the future. Generally, we compete with search engines, online marketplaces and social media platforms that can market their products and services online in a more prominent and cost-effective manner than we can, as well as better tailor their products and services to individual users. Any of these advantages could enable these competitors to offer products and services that are more appealing to consumers and service professionals than our products and services, respond more quickly and/or cost effectively than we do to evolving market opportunities and trends, and/or display their own integrated or related home services products and services in search results and elsewhere in a more prominent manner than our products and services, which could adversely affect our business, financial condition and results of operations.
In addition, since most of our home services products and services are offered to consumers for free, consumers can easily switch among home services offerings (or use multiple home services offerings simultaneously) at no cost to them. And while service professionals may incur additional or duplicative near-term costs, the costs for switching to a competing platform over the long term are generally not prohibitive. Low switching costs, coupled with the propensity of consumers to try new products and services generally, will most likely result in the continued emergence of new products and services, entrants and business models in the home services industry. Our inability to continue to innovate and compete effectively against new products, services and competitors could result in decreases in the size and level of engagement of our consumer and service professional bases, any of which could adversely affect our business, financial condition and results of operations.
Our brands and businesses are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and spending behavior.
We have historically been, and will continue to be, particularly sensitive to events and trends that result in consumers delaying or foregoing home services projects and/or service professionals being less likely to pay for consumer matches and subscriptions. Such factors include general economic conditions and other factors, such as consumer confidence in future economic conditions, recessionary concerns, rising interest rates, increased inflation, the availability and cost of consumer credit, levels of unemployment and tax rates. As global economic conditions continue to be volatile and/or economic uncertainty remains, particularly in light of increasing inflation and interest rates, trends affecting our business also remain unpredictable. Any such event or trend could result in decreases in service requests, pre-priced bookings and directory searches. Any such decreases could adversely impact the number and quality of service professionals and/or adversely impact the reach of (and breath of services offered through) the Leads and Services and our directories, any or all of which could adversely affect our business, financial condition and results of operations.
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
Our success depends, in substantial part, on our ability to maintain and/or enhance our brands, which could be negatively impacted by various factors.
We own and operate two of the leading home services brands in the United States (Angi and HomeAdvisor), as well as leading brands in several foreign jurisdictions. In March 2021, we updated one of our leading websites and brands, Angie’s List, to Angi, and concentrated our marketing investment in the Angi brand in order to focus our marketing, sales, and branding efforts on a single brand.
We believe that our success depends, in substantial part, on our continued ability to build awareness and loyalty to our Angi brand, maintain and enhance our established brands, as well as build awareness of (and loyalty to) our newer brands. Events that could negatively impact our brands and brand-building efforts include (among others): product and service quality concerns; service professional quality concerns; consumer and service professional complaints and lawsuits; lack of awareness of our policies or confusion about how the policies are applied; a failure to respond to feedback from our service professionals and consumers; ineffective advertising; inappropriate and/or unlawful acts perpetrated by service professionals and consumers; actions or proceedings commenced by governmental or regulatory authorities; and inadequate data protection and security breaches including related bad publicity. Any factors that negatively impact the Angi and/or HomeAdvisor brand(s) could materially and adversely affect our business, financial condition and results of operations.
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
COVID-19 and other similar outbreaks could continue to adversely affect our business, financial condition and results of operations.
The impact on the Company from the coronavirus ("COVID-19") and the measures designed to contain its spread continues to impact the comparability of the Company's year-over-year financial performance. As previously disclosed, the impact of COVID-19 in 2020 on our businesses initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests from mid-2020 through early 2021, service requests did start to decline in May 2021 and continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. While our ability to monetize service requests rebounded modestly in the second half of 2021 and the first half of 2022, that improved monetization rate trend plateaued in the third quarter of 2022 and is now in line with monetization rates experienced pre-COVID-19. No assurances can be provided that we will be able to increase service requests and continue to improve monetization rates, or that service professionals' businesses (and related revenue and profitability) will not be adversely impacted in the future.
Any future outbreak of a widespread health epidemic or pandemic (or the continuing outbreak of COVID-19) and measures designed to contain its spread could adversely impact our ability to conduct ordinary course business activities and employee productivity and increase operating costs. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors and/or business partners are adversely affected. Any of these measures could adversely affect our business, financial condition and results of operations.
The extent to which developments related to any future widespread health epidemic or pandemic (or the continuing COVID-19 pandemic) and measures designed to curb its spread could impact (or continue to impact) the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond our control.
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

For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. Other state laws contain additional disclosure obligations for businesses that collect personal information about residents and afford those individuals additional rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. For example, California’s Privacy Rights Act of 2020 (“CPRA”) amended certain provisions of the California Consumer Privacy Act which provides California residents with certain privacy rights in connection with the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. The CPRA becomes fully enforceable on July 1, 2023 and will further restrict our ability to use personal California user and subscriber information in connection with our various products, services and operations and/or impose additional operational requirements, which could result in increased costs. Other U.S. states, such as Virginia, Utah, Connecticut, and Colorado, have passed consumer privacy laws that become effective later in 2023 and 2024. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business. Lastly, the Federal Trade Commission has also increased its focus on privacy and data security practices, and we anticipate this focus to continue.
Outside of the U.S., data protection laws also apply to some of our operations. For example, the General Data Protection Regulation (the “GDPR”) in the United Kingdom and the European Union imposes, among other things, strict obligations and restrictions on the collection and use of U.K. and European Union personal data, a requirement for prompt notice of data breaches in certain circumstances, a requirement for implementation of certain approved safeguards for transfers of personal data to third countries, and possible substantial fines for any violations. Governmental authorities around the world have enacted similar types of legislative and regulatory requirements concerning data protection, and additional governments are considering similar legal frameworks.
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
We depend on our key personnel.
Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled, diverse and talented individuals, particularly in the case of senior leadership. Competition for well-qualified employees across our various businesses has been (and is expected to continue to be) intense, particularly in the case of senior leadership, technology and product development roles, and we must continue to attract new (and retain existing) employees to compete effectively. While we have established programs to attract new (and retain existing) key and other employees, we may not be able to do so in the future. If we fail to retain key and other employees, this could result in the loss of institutional knowledge and the disruption of our day-to-day operations, which could adversely impact the effectiveness of our internal control framework and our ability (and the ability of our various businesses) to successfully execute long term strategic initiatives and other goals. If we do not ensure the effective transfer of knowledge to successors and smooth transitions (particularly in the case of senior leadership) by way of tailored succession plans across Angi and our various businesses, our business, financial condition and results of operations could be adversely affected.
Risks Related to Our Relationship with IAC
IAC controls our company and will have the ability to control the direction of our business.
As of December 31, 2022, IAC owned all of our outstanding shares of Class B common stock, and 2,588,180 outstanding shares of the Company’s Class A common stock, in total representing approximately 84.1% of our total outstanding shares of capital stock and approximately 98.1% of the total combined voting power of our outstanding capital stock. For so long as IAC owns shares of our capital stock that represent a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder (subject to certain limited exceptions for certain class votes). As a result, IAC has (and we expect will continue to have) the ability to control significant corporate activities, including:
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
Various conflicts of interest between us and IAC could arise. As of the date of this report, six of our eleven directors are nominated by IAC and four of our eleven directors are current directors or executive officers of IAC. Ownership interests of these individuals and IAC in our capital stock and ownership interests of our directors and officers in IAC capital stock, or service by an individual as either a director and/or officer of both companies, could create or appear to create potential conflicts of interest when such individuals are faced with decisions relating to us. These decisions could include:
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

Each share of our Class B common stock has ten votes per share and each share of our Class A common stock has one vote per share. As of December 31, 2022, IAC owned all of our outstanding shares of Class B common stock, and 2,588,180 outstanding shares of the Company’s Class A common stock, in total representing approximately 84.1% of our total outstanding shares of capital stock and approximately 98.1% of the total combined voting power of our outstanding capital stock. Due to the ten-to-one voting ratio between our Class B common stock and Class A common stock, IAC (and any future holders of our Class B common stock, collectively) will continue to control a substantial majority of the combined voting power of our capital stock. This concentrated control will significantly limit the ability of holders of our Class A common stock to influence matters submitted to our stockholders for approval.
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
Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters which we are defending, including those described below, involves or is likely to involve amounts of that magnitude. The matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether they may be material to our financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.
FTC Administrative Proceeding against HomeAdvisor
On March 11, 2022, the Federal Trade Commission (“FTC”) filed an administrative complaint against HomeAdvisor, alleging that certain of HomeAdvisor’s business practices related to leads provided to service professionals (“SPs”) and its mHelpDesk product are unfair or deceptive in violation of the FTC Act and requesting injunctive relief. The Company disputes these allegations and believes that its business practices are fully in compliance with the law. On April 7, 2022, the FTC staff filed a motion for summary decision before the Commission, which the Commissioners denied on August 2, 2022. Settlement discussions between the parties ensued. On December 2, 2022, the FTC withdrew the matter from adjudication for the purpose of considering a proposed consent order negotiated by the Company and the FTC staff. Under the proposed consent order, HomeAdvisor would undertake certain commitments concerning representations to SPs and related reporting obligations and would fund up to $7.2 million for restitutionary payments to SPs (with any unclaimed amounts reverting to HomeAdvisor) and settlement administration costs. On January 23, 2023, the Commission accepted the proposed consent order, subject to a public-comment period that will end on March 8, 2023.
Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. 1:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended in November 2016, alleges that HomeAdvisor engages in certain deceptive practices affecting the service professionals (“SPs”) who join its network, including charging them for substandard customer leads and failing to disclose certain charges. The complaint seeks certification of a nationwide class consisting of all HomeAdvisor SPs since October 2012, asserts claims for fraud, breach of implied contract, unjust enrichment and violation of the federal RICO statute and the Colorado Consumer Protection Act (“CCPA”), and seeks injunctive relief and damages in an unspecified amount.
In July 2018, the plaintiffs’ counsel filed a separate putative class action in the U.S. District Court for the District of Colorado, Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, on behalf of the same nine SPs proposed as new plaintiffs in the Airquip case, naming as defendants HomeAdvisor, Angi and IAC (as well as an unrelated company), and asserting 45 claims largely duplicative of those asserted in a proposed second amended complaint in the Airquip case. In November 2018, the judge presiding over the Airquip case issued an order consolidating the two cases to proceed before him under the caption In re HomeAdvisor, Inc. Litigation.
In January 2019, the plaintiffs renewed their motion for leave to file a consolidated second amended complaint, naming as defendants, in addition to HomeAdvisor, Angi and IAC, CraftJack, Inc. (a wholly-owned subsidiary of the Company and thus, an entity affiliated with HomeAdvisor) and two unrelated entities. In February 2019, the defendants opposed the motion on various grounds. In September 2019, the court issued an order granting the plaintiffs’ motion. In October and December 2019, the four defendants affiliated with HomeAdvisor filed motions to dismiss certain claims in the amended complaint. In September 2020, the court issued an order granting in part and denying in part the defendants’ motions to dismiss. On May 5, 2022, the plaintiffs moved for class certification. On June 27, 2022, the Company opposed the plaintiffs’ motion for class certification, which remains pending.
The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.

False Advertising Litigation against HomeAdvisor
In March 2018, the San Francisco District Attorney filed a lawsuit in the Superior Court of California, People of the State of California v. HomeAdvisor, Inc., No. CGC-18-565008. The lawsuit alleges that HomeAdvisor violated California’s Unfair Competition Law and False Advertising Law by misleading California consumers about the scope of its background check program. The claims focus on certain television commercials, radio advertisements, and website disclosures during the 2014-18 period. In May 2018, the court issued a preliminary injunction against the Company barring it from airing the then-current versions of the advertisements. In May 2020, the state Court of Appeals affirmed the preliminary injunction. The trial court recently set a trial date of April 3, 2023. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.
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
As of February 10, 2023, there were 32 holders of record of our Class A common stock. Because the substantial majority of the outstanding shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 10, 2023, there was one holder of record and beneficial shareholder of our Class B common stock.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of our Class A or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company’s Board of Directors.
Unregistered Sales of Equity Securities
There were no unregistered sales of our capital stock during the quarter ended December 31, 2022.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its Class A common stock during the quarter ended December 31, 2022. As of that date, 15.0 million shares of ANGI Class A common stock remained available for repurchase under the Company's previously announced March 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. From January 1, 2023 through February 10, 2023, the Company did not repurchase and shares. As of February 10, 2023, there were approximately 15.0 million shares remaining in the March 2020 share repurchase authorization.
Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. As of December 31, 2022, Angi had a network of approximately 220,000 transacting service professionals, each of whom paid for consumer matches and/or performed a job sourced or booked through Ads and Leads and/or Services. Collectively, this service professional network provided services in more than 167 top categories, ranging from cleaning and installation services to simple home repairs and larger home remodeling projects, and 64 discrete geographic areas in the United States. Additionally, consumers turned to at least one of our brands to find a professional for approximately 29 million projects during the year ended December 31, 2022.
The Company has four operating segments: (i) Ads and Leads; (ii) Services; (iii) Roofing; and (iv) International (Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, Handy, Total Home Roofing, and Angi Roofing. Roofing includes the business the Company acquired on July 1, 2021 known as Total Home Roofing.
Ads and Leads provides service professionals the capability to engage with potential customers, including quote and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects. Consumers can request household services directly through the Angi platform and Angi fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. The matching and pre-priced booking services and related tools and directories are provided to consumers free of charge. Roofing provides roof replacement and repair services through its wholly-owned subsidiary Angi Roofing, LLC.

In the U.S., the Company primarily markets its services to consumers through search engine marketing, affiliate agreements with third parties, and television advertising. The Company also markets its services to consumers through email, digital display advertisements, partnerships with other contextually related websites and, to a lesser extent, through relationships with certain retailers, direct mail and radio advertising. The Company markets subscription packages and time-based advertising to service professionals primarily through its sales force, as well as through search engine marketing, digital media advertising, and direct relationships with trade associations and manufacturers. We have made, and expect to continue to make, substantial investments in digital and traditional advertising (with continued expansion into new and existing digital platforms) to consumers and service professionals to promote our products and services and to drive traffic to our various platforms and service professionals.

Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms, which include the principal operating metrics we use in managing our business, are defined below:
•Ads and Leads Revenue primarily reflects domestic ads and leads revenue, including consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers.
•Services Revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through a Company platform and the Company engages a service professional to perform the service.
•Roofing Revenue primarily reflects revenue from the roof replacement business offering by which the consumer purchases services directly from the Company and the Company engages a service professional to perform the service.
•Corporate primarily reflects costs for corporate initiatives, shared costs, such as executive and public company costs, and other expenses not allocated to the operating segments.
•International Revenue primarily reflects revenue generated within the International segment (comprised of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
•Service Requests are (i) fully completed and submitted domestic service requests for connections with Ads and Leads service professionals, (ii) contacts to Ads and Leads service professionals generated via the service professional directory from unique users in unique categories (such that multiple contacts from the same user in the same category in the same day are counted as one Service Request) and (iii) requests to book Services jobs in the period.
•Monetized Transactions are (i) Service Requests that are matched to a paying Ads and Leads service professional in the period and (ii) completed and in-process Services jobs in the period; a single Service Request can result in multiple monetized transactions.
•Transacting Service Professionals (“Transacting SPs”) are the number of (i) Ads and Leads service professionals that paid for consumer matches or advertising and (ii) Services service professionals that performed a Services job, during the most recent quarter.
•Senior Notes - On August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, which commenced February 15, 2021.
Components of Results of Operations
Sources of Revenue
Ads and Leads Revenue is primarily derived from (i) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), (ii) advertising revenue, which includes revenue from service professionals under contract for advertising, and (iii) membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors including the service requested, product experience offered, and geographic location of service. Services is primarily comprised of revenue from jobs sourced directly through the platform and through retail partnerships and completed by a service professional assigned by our platform. Roofing is comprised of revenue from roofing projects. International is primarily comprised of revenue from consumer connection revenue for consumer matches and membership subscription from service professionals and consumers.
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi, Inc., has the contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires net revenue accounting treatment effective January 1, 2023. There is no impact to operating income or Adjusted EBITDA.
Cost of Revenue and Gross Profit
Cost of revenue, which excludes depreciation, consists primarily of (i) payments made to independent service professionals who perform work contracted under Services or Roofing arrangements, (ii) credit card processing fees, (iii) hosting fees, and (iv) roofing materials costs associated with Roofing.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue.
Operating Costs and Expenses:
•Selling and marketing expense - consists primarily of (i) advertising expenditures, which include marketing fees to promote the brand to consumers and service professionals with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, (b) offline marketing, which is primarily television and radio advertising, (ii) compensation expense (including stock-based compensation expense) and other employee-related costs for our sales force and marketing personnel, (iii) software license and maintenance costs, (iv) outsourced personnel costs, and (v) facilities costs.
•General and administrative expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, (ii) fees for professional services (including transaction-related costs related to acquisitions), (iii) provision for credit losses, (iv) software license and maintenance costs, (v) outsourced personnel costs for personnel engaged in assisting in customer service functions, and (vi) facilities costs. Our customer service function includes personnel who provide support to our service professionals and consumers.
•Product development expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and (ii) software license and maintenance costs.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020.
Services Investment
Services was launched in August 2019, and we invested significantly since its inception through 2022. As previously disclosed, our investment in Services peaked in the first quarter of 2022 and we’ve seen both positive and negative trends on profits from the Services offerings since inception. We expect a positive year-over-year trend to continue through 2023 as we focus on less complex services and more profitable business offerings.
Brand Integration Initiative
In March 2021, the Company changed its name to Angi Inc. and updated one of its leading websites and brands, Angie’s List, to Angi, and since then, has concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.

We rely heavily on free, or organic, search results from search engine optimization, and paid search engine marketing to drive traffic to our websites. Our brand integration initiative initially adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results. Organic search results have been declining year-over-year and are still below pre-March 2021 levels. The shift of marketing to support Angi, away from HomeAdvisor, powered by Angi, has had and continues to have a negative effect on the efficiency of our search engine marketing efforts. We will continue to optimize the efficiency and conversion of marketing to HomeAdvisor to maintain profitable demand generation to that domain for the foreseeable future but we do expect the trend of declining traffic to continue due to sustained marketing emphasis in favor of Angi.
COVID-19 Update
The COVID-19 pandemic and the various responses to it created significant volatility, uncertainty and economic disruption. Recently, there has been a return to more normal societal interactions, including the way we operate our business. We cannot predict the future impacts of this ongoing and any new pandemic(s). See Part 1, Item 1A: "Risk Factors" in this Annual Report on Form 10-K for additional details.

Results of Operations for the Years Ended December 31, 2022, 2021 and 2020
The following discussion should be read in conjunction with Item 8. Consolidated Financial Statements and Supplementary Data. Included below are year-over-year comparisons between 2022 and 2021, as well as 2021 and 2020, where applicable, reflecting our current segment structure. Refer to Note 2 “Summary of Significant Accounting Policies” for details regarding our segment change. For further information on our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 for those items not affected by our segment change (interest expense, other income (expense), net, and income tax benefit), please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.
Revenue

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$954,735	$56,313	6%	$898,422	$(753)	—%	$899,175
Advertising revenue	265,466	13,260	5%	252,206	25,701	11%	226,505
Membership revenue	60,411	(7,651)	(11)%	68,062	(6,011)	(8)%	74,073
Other revenue	1,449	(6,935)	(83)%	8,384	(10,618)	(56)%	19,002
Total Ads and Leads revenue	1,282,061	54,987	4%	1,227,074	8,319	1%	1,218,755
Services revenue	381,256	91,308	31%	289,948	127,409	78%	162,539
Roofing revenue	137,509	69,481	102%	68,028	68,028	NM	—
Intersegment eliminations	(10,340)	(8,433)	(442)%	(1,907)	(1,907)	NM	—
Total Domestic revenue	1,790,486	207,343	13%	1,583,143	201,849	15%	1,381,294
International
Consumer connection revenue	71,851	3,165	5%	68,686	10,994	19%	57,692
Service professional membership subscription revenue	28,192	(4,175)	(13)%	32,367	5,142	19%	27,225
Advertising and other revenue	995	(247)	(20)%	1,242	(472)	(28)%	1,714
Total International revenue	101,038	(1,257)	(1)%	102,295	15,664	18%	86,631
Total revenue	$1,891,524	$206,086	12%	$1,685,438	$217,513	15%	$1,467,925

Percentage of Total Revenue:
Domestic	95%			94%			94%
International	5%			6%			6%
Total revenue	100%			100%			100%

	Years Ended December 31,
	2022	Change	% Change	2021	Change	% Change	2020
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	29,459	(4,054)	(12)%	33,513	(414)	(1)%	33,927
Monetized Transactions	28,938	(2,572)	(8)%	31,510	(1,192)	(4)%	32,702
Transacting SPs	220	(31)	(12)%	251	—	—%	251
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Ads and Leads revenue increased $55.0 million, or 4%, due primarily to an increase in consumer connection revenue of $56.3 million, or 6%, primarily as a result of price increases implemented during the second quarter of 2022 and increase in advertising revenue driven by a growth in sales.
Services revenue increased $91.3 million, or 31%, due primarily to an increase in average revenue per Monetized Transaction due to higher average-order-value jobs in complex service categories and an increase in Monetized Transactions in 2022 relative to 2021, as well as price increases in certain job categories.

Roofing revenue increased $69.5 million, or 102%, due primarily to a full year of Service Requests in 2022 compared to two quarters in 2021.
International revenue decreased $1.3 million, or 1%, due primarily to the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and the British Pound.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
Ads and Leads revenue increased $8.3 million, or 1%, due primarily to an increase in advertising revenue of $25.7 million, or 11%, partially offset by decreases in other revenue of $10.6 million primarily due to the disposition of a business in the second quarter 2021, and membership revenue of $6.0 million due to a reduction in the number of Ads paid consumer memberships.
Services revenue increased $127.4 million, or 78%, due primarily to more Monetized Transactions throughout 2021 compared to 2020.
Roofing was acquired July 1, 2021 and contributed $68.0 million to 2021 revenue.
International revenue increased $15.7 million, or 18%, due to growth across its markets from increased consumer demand and the favorable impact of the weakening of the U.S. dollar relative to the Euro and the British Pound.
Cost of revenue

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$438,060	$112,180	34%	$325,880	$152,599	88%	$173,281
As a percentage of revenue	23%			19%			12%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Ads and Leads cost of revenue decreased $1.6 million, or 4%, and decreased as a percentage of revenue, due primarily to a $6.0 million decrease resulting from the disposition of a business in the second quarter of 2021, partially offset by increases of $3.1 million in transaction processing costs, and $2.8 million in website hosting fees.
Services cost of revenue increased $64.1 million, or 28%, due primarily to a $58.1 million increase in payments to third-party professional service providers, however, cost of revenue decreased as a percentage of revenue.
Roofing cost of revenue increased $49.4 million, or 97%, due primarily to the inclusion of a full year of costs in 2022 compared to two quarters of costs in 2021, however, cost of revenue decreased as a percentage of revenue relative to 2021 due to Roofing’s ability to more effectively react to supply pricing movements in 2022.
International cost of revenue increased $0.2 million, or 9%, and increased as a percentage of revenue, due primarily to increased website hosting fees.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
Ads and Leads cost of revenue decreased $3.6 million, or 8%, and decreased as a percentage of revenue, due primarily to a $10.1 million decrease resulting from the disposition of a business in the second quarter 2021, partially offset from the increase of $2.1 million in website hosting and $2.4 million in transaction processing costs.
Services cost of revenue increased $104.8 million, or 82%, and increased as a percentage of revenue, due primarily to organic growth resulting in $89.1 million in increased payments to third-party professional service providers.
Roofing was acquired July 1, 2021 and contributed $51.2 million to cost of revenue primarily for roofing materials and third-party contractors payments.

International cost of revenue increased $0.2 million, or 9%, due primarily to an increase of $0.1 million in transaction processing and $0.1 million in website hosting fees, however, decreased as a percentage of revenue.
Gross profit

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Revenue	$1,891,524	$206,086	12%	$1,685,438	$217,513	15%	$1,467,925
Cost of revenue (exclusive of depreciation shown separately below)	438,060	112,180	34%	325,880	152,599	88%	173,281
Gross profit	$1,453,464	$93,906	7%	$1,359,558	$64,914	5%	$1,294,644

Gross margin	77%		(4)%	81%		(7)%	88%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Angi gross profit increased $93.9 million, or 7%, due primarily to the revenue growth described in the revenue discussion above, partially offset by the increased cost of revenue as a percentage of revenue described in the cost of revenue discussion above.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
Angi gross profit increased $64.9 million, or 5%, due primarily to the acquisition of Roofing and revenue growth described in the revenue discussion above, partially offset by the increased cost of revenue as a percentage of revenue described in the cost of revenue discussion above.
Selling and marketing expense

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Selling and marketing expense	$913,022	$29,379	3%	$883,643	$121,053	16%	$762,590
As a percentage of revenue	48%			52%			52%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Ads and Leads selling and marketing expense increased $11.9 million, or 2%, driven by increases in advertising expense of $20.9 million and software maintenance costs of $3.5 million partially offset by a decrease in compensation expense of $10.3 million. The increase in advertising expense was due primarily to an increase of $23.3 million in online marketing spend. The increase in online marketing spend was primarily due to lower organic traffic and increased cost per service request. The increase in software maintenance costs was due primarily to general maintenance. The decrease in compensation is primarily due to a decrease in headcount.
Services selling and marketing expense increased $13.6 million, or 22%, driven by increases of $17.6 million in compensation expense, $3.7 million in professional fees and $1.6 million of software maintenance costs, partially offset by a decrease $9.5 million of advertising expense. The increase of compensation expense was due primarily to an increase in headcount. The increase in professional fees is primarily from an increase of $4.1 million in outsourced personnel costs for improving the customer service experience offset by a decrease of $0.4 million in consulting costs primarily due to fees paid in 2021 that were a part of the investment in Services in 2021. The increase in software maintenance costs was due primarily to general maintenance. The decrease in advertising expense was primarily due to a decrease of $6.7 million in service professional marketing spend and $2.7 million search engine marketing spend primarily due to high advertising costs in 2021 to promote Services.
Roofing selling and marketing expense increased $19.0 million, or 136%, driven by a full year of expenses compared to only two quarters in 2021.

Corporate selling and marketing expense decreased $4.9 million, or 55%, driven by a decrease in lease expense of $5.4 million. The decrease in lease expense is a result of the Company repurposing its real estate space for general and administrative functions and reducing its real estate footprint in 2021.
International selling and marketing expense decreased $1.8 million, or 4%, driven by a decrease in compensation expense of $1.6 million, which was primarily due to lower headcount.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
Ads and Leads selling and marketing expense increased $77.7 million, or 11%, driven by an increase in advertising expense of $60.3 million and an increase in compensation expense of $30.1 million, partially offset by a decrease in lease expense of $11.6 million and the disposition of a business decreasing expense by $3.1 million. The increase in advertising expense was due primarily to increases of $49.6 million in online marketing spend and $9.7 million in television spend. The increase in online marketing spend was attributable to the Company’s transition to new brands and domains. The increase in television spend in 2021 reflects the normalization of spending levels as compared to the cost cutting initiatives during 2020 due to the impact of COVID-19. The increase in compensation expense was due primarily to increased commission expense. The decrease in lease expense is primarily due to new alignment and repurposing of lease locations in 2021.
Services selling and marketing expense increased $21.7 million, or 55%, driven by an increase in consulting fees of $9.1 million, an increase in compensation expense of $7.0 million, and an increase in advertising expense of $4.1 million. The increase in consulting costs was due primarily to various sales initiatives. The increase in compensation expense was due to an increase in sales force headcount. The increase in advertising expense was due primarily to an increase of $3.9 million in online marketing spend attributable to the brand integration, offset by a decrease of $0.1 million in television spend.
Roofing was acquired on July 1, 2021 and contributed $14.0 million in selling and marketing expense.
Corporate selling and marketing expense increased $8.9 million, driven by an increase in lease expense of $8.0 million. The increase in lease expense is primarily due to new alignment and repurposing of lease locations in 2021.
International selling and marketing expense increased $0.7 million, or 2%, driven by an increase in advertising expense of $2.5 million, partially offset by a decrease in compensation expense of $1.6 million. The increase in advertising expense was due, in part, to decreased advertising expense in 2020 to mitigate the negative impact of COVID-19 on revenue. The decrease in compensation expense was primarily due to severance costs recorded in 2020 associated with headcount reductions in France and lower headcount in 2021.
General and administrative expense

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
General and administrative expense	$474,210	$68,391	17%	$405,819	$31,723	8%	$374,096
As a percentage of revenue	25%			24%			25%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Ads and Leads general and administrative expense increased $23.7 million, or 9%, due primarily to an increase of $16.4 million in provision for credit losses, $6.6 million in outsourced personnel costs, and $5.7 million in legal expense, partially offset by a decrease of $2.9 million in compensation expense. The increase in the provision for credit losses is due primarily to revenue growth. The increase in outsourced personnel costs is due primarily to the use of outsourced firms to support customer service needs. The increase in legal expense is primarily due to certain legal matters in the third and fourth quarters of 2022. The decrease in compensation expense is due to a $7.4 million decrease primarily due to lower headcount, offset with a $4.5 million increase in stock-based compensation.
Services general and administrative expense increased $27.8 million, or 71%, due primarily to an increase of $19.1 million in compensation expense, $5.3 million in professional fees, and $2.2 million in software license and maintenance expense. The increase in compensation expense is primarily due to an increase of $10.5 million in stock-based compensation expense and $8.6 million in wage-related expense from higher headcount. The increase in stock-based compensation expense is primarily due to management departures in the fourth quarter of 2022 and new awards granted. The increase in professional fees is due primarily to an increase in legal expense of $6.0 million due to certain legal matters in the current quarter. The increase in software license and maintenance expense is due primarily to general maintenance.
Roofing general and administrative expense increased $16.2 million, or 149%, due primarily to a full year of expenses incurred compared to only two quarters in 2021.
Corporate general and administrative expense increased $9.3 million, or 20%, due primarily to increases of $14.4 million in compensation expense and $1.5 million of software license and maintenance expense, partially offset by a decrease of $4.4 million in lease expense. The increase in compensation expense is due to an increase of $12.9 million in wage-related expense from higher headcount and $1.6 million in stock-based compensation expense. The increase in stock-based compensation expense is the result of the reversal of previously recognized stock-based compensation as a result of the forfeiture of unvested awards due to management departures in the first quarter of 2021, management departures in the third quarter of 2022, and new awards granted in 2022. The increase in software license and maintenance expense is due primarily to increased spend on software to support our customer service function. The decrease in lease expense was due primarily to a decrease in impairments of right-of-use assets and related leasehold improvements, furniture, and equipment from the Company reducing its real estate footprint in 2021.
International general and administrative expense decreased $8.6 million, or 20%, due primarily to a 2021 charge of $7.0 million in compensation expense related to the acquisition of an additional interest in our MyBuilder business at a premium to fair value.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
Ads and Leads general and administrative expense increased $32.5 million, or 14%, driven by an increase in $9.7 million of outsourced personnel costs, compensation expense of $9.4 million, professional fees expense of $6.2 million, and software license and maintenance expense of $5.7 million, partially offset by a decrease of $0.4 million in the provision for credit losses. The increase in outsourced personnel costs is primarily due to an increase in call volume related to our customer booking assistance function. The increase in compensation expense is due to annual wage and headcount increases. The increase in professional fees is due primarily to an increase in legal and recruiting fees. The increase in software license and maintenance expense is due primarily to increased investment in software to support our customer services function.
Services general and administrative expense increased $16.2 million, or 70%, driven by an increase in the provision for credit losses of $7.8 million, outsourced personnel costs of $6.6 million, and professional fees expense of $3.3 million. The increase in the provision for credit losses is primarily due to higher revenue as the provision for credit losses as a percentage of revenue has remained relatively flat. The increase in outsourced personnel costs is primarily due to an increase in call volume related to our customer booking assistance function. The increase in professional fees is due primarily to an increase in legal fees.
Roofing was acquired on July 1, 2021 and contributed $10.8 million in general and administrative expense.
Corporate general and administrative expense decreased $37.3 million, or 44%, driven by decreases in compensation expense of $53.3 million, partially offset by increases of $9.6 million in one-time costs related to the Company reducing its real estate footprint in 2021, lease expense of $5.0 million and professional fees of $1.5 million. The decrease in compensation expense is due to a $50.6 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense was due primarily to $30.8 million in stock appreciation rights expense recognized during the twelve months ended December 31, 2020, which was not incurred in 2021 as the awards became fully vested in 2020, and a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021, partially offset by the issuance of new equity awards since 2020. The real estate related costs are the result of impairments of right-of-use assets associated with office space we vacated.
International general and administrative expense increased $9.5 million, or 28%, due primarily to a charge of $7.0 million in compensation expenses related to the acquisition of an additional 25% interest in our MyBuilder business at a premium to fair value and a $1.8 million increase in professional fees related to corporate restructuring.

Product development expense

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Product development expense	$73,821	$2,888	4%	$70,933	$2,130	3%	$68,803
As a percentage of revenue	4%			4%			5%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Ads and Leads product development expense decreased $4.5 million, or 11%, due primarily to a decrease in compensation expense of $11.5 million, offset by increases in outsourced personnel costs of $4.9 million and software license and maintenance expense of $1.1 million. The decrease in compensation expense is primarily due to certain departments’ headcount that were previously included within product development now being aligned to general and administrative functions in 2022. The increase in outsourced personnel costs is primarily due to an increase in costs for IT support. The increase in software license and maintenance expense is due primarily to increased spend on software licensing.
Services product development expense increased $3.0 million, or 31%, due primarily to a $3.9 million increase in compensation expense.
Roofing incurred immaterial product development expense due to the nature of the business.
International product and development expense increased $3.1 million, or 16%, due to an increase in compensation expense of $3.1 million from higher headcount and higher average compensation.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
Ads and Leads product development expense decreased $5.3 million, or 11%, due primarily to decreases in compensation expense of $6.0 million and lease expense of $1.0 million, partially offset by an increase in outsourced personnel costs of $0.9 million and software license and maintenance expense of $0.8 million. The decrease in compensation expense is due to certain departments’ headcount that were previously included within product development now being aligned to general and administrative functions under the brand integration initiative.
Services product development expense increased $0.8 million, or 9%, due primarily to increases in software license and maintenance expense of $0.5 million and compensation expense of $0.2 million.
Roofing incurred no product development expense due to the nature of the business.
International product development expense increased $6.6 million, or 52%, due to an increase in compensation expense of $6.2 million due to primarily higher headcount and fewer software development projects being capitalized.
Depreciation

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(In thousands)
Depreciation	$78,270	$19,024	32%	$59,246	$6,625	13%	$52,621
As a percentage of revenue	4%			4%			4%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Domestic depreciation increased primarily due to $15.5 million in capitalized software impairments in addition to investments in capitalized software to support our employees, products, and services partially offset by a decrease in capitalized computer equipment depreciation.
International depreciation decreased due primarily to capitalized software projects reaching the end of their depreciable lives.

For the year ended December 31, 2021 compared to the year ended December 31, 2020
Depreciation in 2021 increased from 2020 due primarily to investments in capitalized software to support our products and services.
Goodwill impairment

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(In thousands)
Goodwill impairment	$(26,005)	$(26,005)	NM	$—	$—	NM	$—
As a percentage of revenue	1%			—%			—%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Goodwill impairment increased at Roofing due to exiting certain markets and projected reduction in future profits from the business.
Operating income (loss)

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Ads and Leads	$85,593	$20,108	31%	$65,485	$(67,880)	(51)%	$133,365
Services	(95,166)	$(31,182)	(49)%	(63,984)	$(19,392)	(43)%	(44,592)
Roofing	(50,685)	$(42,089)	(490)%	(8,596)	$(8,596)	NM	—
Corporate	(61,794)	$(5,598)	(10)%	(56,196)	$28,478	34%	(84,674)
Total Domestic	(122,052)	(58,761)	(93)%	(63,291)	(67,390)	NM	4,099
International	(4,253)	8,969	68%	(13,222)	(2,755)	(26)%	(10,467)
Total	$(126,305)	$(49,792)	(65)%	$(76,513)	$(70,145)	(1,102)%	$(6,368)

As a percentage of revenue	(7)%			(5)%			—%
________________________
NM = Not meaningful
Operating losses for fiscal year 2022 compared to fiscal year 2021 and fiscal year 2021 compared to fiscal year 2020 increased due primarily to the factors described above in the revenue, cost of revenue, sales and marketing, general and administrative, product development, goodwill impairment, and depreciation expense discussions.
At December 31, 2022, there is $68.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Adjusted EBITDA

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Ads and Leads	$168,952	$32,692	24%	$136,260	$(94,537)	(41)%	$230,797
Services	(52,126)	$(3,923)	(8)%	(48,203)	$(18,950)	(65)%	(29,253)
Roofing	(21,400)	$(13,889)	(185)%	(7,511)	$(7,511)	NM	—
Corporate	(49,866)	$(3,800)	(8)%	(46,066)	$(22,196)	(93)%	(23,870)
Total Domestic	45,560	11,080	32%	34,480	(143,194)	(81)%	177,674
International	(481)	6,134	93%	(6,615)	(1,745)	(36)%	(4,870)
Total	$45,079	$17,214	62%	$27,865	$(144,939)	(84)%	$172,804

As a percentage of revenue	2%			2%			12%
For a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company’s reportable segments, see “Note 11—Segment Information” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Ads and Leads Adjusted EBITDA increased $32.7 million, or 24%, to $169.0 million, and increased as a percentage of revenue, due primarily to higher revenue of $55.0 million, partially offset by an increase in general and administrative expense of $23.7 million.
Services Adjusted EBITDA loss increased $3.9 million, or 8%, to a loss of $52.1 million, and increased as a percentage of revenue, driven by higher revenue of $91.3 million, partially offset by increases in cost of revenue of $64.1 million, general and administrative expense of $27.8 million, and selling and marketing expense of $13.6 million.
Roofing Adjusted EBITDA loss increased $13.9 million, or 185% to a loss of $21.4 million, and decreased as a percentage of revenue, due primarily to a full year of losses incurred compared to two quarters in 2021 and, to a lesser extent, higher selling and marketing and general and administrative expenses relative to 2021.
Corporate Adjusted EBITDA loss increased $3.8 million, or 8%, to $49.9 million, primarily due an increase in compensation expense, partially offset by a decrease in lease expense.
International Adjusted EBITDA loss decreased $6.1 million, or 93%, due to a decrease in general and administrative expense of $8.6 million, which was primarily due to the 2021 charge of $7.0 million related the acquisition of an additional interest in MyBuilder at a premium to fair value. This was partially offset by a decrease of $1.3 million in revenue and an increase of $3.1 million in product development expense.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
Ads and Leads Adjusted EBITDA decreased $94.5 million, or 41%, and decreased as a percentage of revenue, due primarily to increases in selling and marketing expense of $77.7 million and general and administrative expense of $32.5 million.
Services Adjusted EBITDA loss increased $19.0 million, or 65%, and increased as a percentage of revenue, due primarily to increases in cost of revenue of $104.8 million, an increase in selling and marketing expense of $21.7 million and an increase in general and administrative expense of $16.2 million, partially offset by an increase in revenue of $127.4 million.
Roofing was acquired on July 1, 2021 and contributed a $7.5 million decrease to Adjusted EBITDA.
Corporate Adjusted EBITDA loss increased $22.2 million, or 93%, primarily due to increases in selling and marketing expense, partially offset by a decrease in general and administrative expense.

International Adjusted EBITDA loss increased $1.7 million, or 36%, and decreased as a percentage of revenue, due primarily to an increase of $15.7 million in revenue, largely offset by the increase in general and administrative expense of $9.5 million, which included a charge of $7.0 million related to the acquisition of an additional 25 % interest in MyBuilder at a premium fair value, and the increase in product development expense of $6.6 million.
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

	Years Ended December 31,
	2022	$ Change	% Change	2021
	(In thousands)
Interest expense	$20,107	$(3,378)	(14)%	$23,485
Interest expense decreased primarily due to the repayment of the ANGI Group Term Loan during the second quarter of 2021.
Other income (expense), net

	Years Ended December 31,
	2022	$ Change	% Change	2021
	(In thousands)
Other income (expense), net	$1,178	$3,687	NM	$(2,509)
Other income, net in 2022 primarily includes interest income of $4.5 million, partially offset by net foreign currency exchange losses of $3.4 million.
Other expense, net in 2021 primarily includes net foreign currency exchange losses of $1.7 million and the write-off of $1.1 million of deferred debt issuance costs related to the ANGI Group Term Loan which was repaid in its entirety during the second quarter of 2021, partially offset by interest income of $0.2 million.
Income tax benefit

	Years Ended December 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Income tax benefit	$17,252	$(14,761)	(46)%	$32,013
Effective income tax rate	12%			31%

In 2022, the effective income tax rate was lower than the statutory rate of 21% due primarily to unbenefited realized losses, nondeductible stock-based compensation expense, and foreign income subject to tax in the United States, partially offset by research credits.
In 2021, the effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and a change in judgment about the valuation allowance at the beginning of the year, partially offset by unbenefited foreign losses.
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
The following table reconciles net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net loss attributable to Angi Inc. shareholders	$(128,450)	$(71,378)	$(6,283)
Add back:
Net earnings attributable to noncontrolling interests	468	884	2,123
Income tax benefit	(17,252)	(32,013)	(15,168)
Other (income) expense, net	(1,178)	2,509	(1,218)
Interest expense	20,107	23,485	14,178
Operating loss	(126,305)	(76,513)	(6,368)
Add back:
Stock-based compensation expense	52,668	28,702	83,649
Depreciation	78,270	59,246	52,621
Amortization of intangibles	14,441	16,430	42,902
Goodwill impairment	26,005	—	—
Adjusted EBITDA	$45,079	$27,865	$172,804
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

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	December 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents:
United States	$311,422	$404,277
All other countries	9,733	23,859
Total cash and cash equivalents	$321,155	$428,136

Long-term debt:
Senior Notes	$500,000	$500,000
Total long-term debt	500,000	500,000
Less: unamortized debt issuance costs	4,716	5,448
Total long-term debt, net	$495,284	$494,552
At December 31, 2022, all of the Company’s international cash can be repatriated without significant tax consequences.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$27,069	$6,209
Investing activities	$(116,086)	$(45,072)
Financing activities	$(17,227)	$(345,168)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include provision for credit losses, depreciation, stock-based compensation expense, impairment of goodwill, non-cash lease expense, amortization of intangibles, foreign currency transaction losses, and deferred income taxes.
2022
Adjustments to earnings consist primarily of $108.2 million of provision for credit losses, $78.3 million of depreciation, $52.7 million of stock-based compensation expense, $26.0 million for goodwill impairment, $15.1 million of non-cash lease expense, and $14.4 million of amortization of intangibles, and $3.4 million for foreign currency transaction losses, partially offset by $21.6 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $116.5 million in accounts receivable, a decrease of $17.3 million in operating lease liabilities, and a decrease of $2.8 million in deferred revenue, partially offset by an increase of $11.6 million in accounts payable and other liabilities, and an increase of $3.2 million in income taxes payable and receivable. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Services. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in deferred revenue is due to lower annual membership count. The increase in accounts payable and other liabilities is due primarily to increases in accrued expenses related to the brand integration and accrued roofing material costs related to Roofing. The increase in income taxes payable and receivable is due primarily to accrual of taxes in excess of payments.
Net cash used in investing activities includes $116.4 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services.

Net cash used in financing activities includes $8.8 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled and $8.1 million for the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $7.80 per share.
2021
Adjustments to earnings consist primarily of $88.1 million of provision for credit losses, $59.2 million of depreciation, $28.7 million of stock-based compensation expense, $20.7 million of non-cash lease expense, $16.4 million of amortization of intangibles, and $1.7 million in foreign currency transaction losses, partially offset by $36.3 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $114.1 million in accounts receivable, and a decrease of $16.8 million in operating lease liabilities, partially offset by an increase of $21.3 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Services. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due primarily to increases in accrued advertising and related payables and accrued roofing material costs related to Roofing.
Net cash used in investing activities includes $70.2 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services, and $25.6 million of cash principally related to the acquisition of Roofing, partially offset by proceeds of $50.0 million from the maturities of marketable debt securities.
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
Liquidity and Capital Resources
Financing Arrangements
For a detailed description of long-term debt, see “Note 6—Long-term Debt” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
Share Repurchase Authorizations and Activity
During the year ended December 31, 2022, the Company repurchased 1.0 million shares, on a trade date basis, of its common stock at an average price of $7.80 per share, or $8.1 million in aggregate. The Company has 15.0 million shares remaining in its share repurchase authorization as of February 10, 2023. The Company may purchase their shares and debt instruments over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors the Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
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

The following table summarizes the aggregate intrinsic value of all awards outstanding as of February 10, 2023; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)
Stock appreciation rights	$80	$40	14
RSUs	58,925	28,855	10,405
Other equity awards(a)(b)	72	36	12
Total outstanding employee stock-based awards	$59,077	$28,931	10,431
_______________
(a)Includes stock options and subsidiary denominated equity.
(b)The number of shares ultimately needed to settle subsidiary denominated equity awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant award at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the Company’s stock price.

Contractual Obligations
The Company enters into various contractual arrangements as a part of its continued operations. Material contractual obligations described in the accompanying notes to the financial statements within “Item 8. Consolidated Financial Statements and Supplementary Data” include principal and interest payments long-term as debt described in “Note 6—Long-term Debt,” operating leases as described in “Note 12—Leases,” and postretirement benefits as described in “Note 15—Benefit Plans.”

The Company has material purchase obligations which represent legally binding agreements to purchase goods and services that specify all significant terms. Future payments under these agreements at December 31, 2022 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$39,401	$13,263	$—	$—	$52,664
Purchase obligations include (i) payments of $25.5 million related to a three-year cloud computing arrangement, with payments of $12.5 million expected to be made within the next twelve months and the remaining payments of approximately $13.0 million expected to be made by September 2024, (ii) $17.9 million related to media spend to be made in 2023, (iii) $6.9 million related to technology contracts spend, and (iv) payments of $2.3 million related to communication spend.
Capital Expenditures

The Company’s 2023 capital expenditures are expected to be lower than 2022 capital expenditures of $116.4 million by approximately 50% due primarily to decreased investment in capitalized software.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors, including COVID-19.
At December 31, 2022, IAC held all Class B shares of Angi Inc., which represent 84.1% of the economic interest and 98.1% of the voting interest of the Company. As a result, IAC has the ability to control Angi’s financing activities, including the issuance of additional debt and equity securities by Angi or any of its subsidiaries, or the incurrence of other indebtedness generally. Angi’s ability to access the debt and equity markets may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi’s capital stock and its representation on the Angi board of directors.

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
Credit Losses
The Company makes judgments as to its ability to collect outstanding receivables and provides reserves when it has determined that all or a portion of the receivable will not be collected. The Company maintains a credit loss reserve to provide for the estimated amount of accounts receivable that will not be collected. The credit loss reserve is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation to the Company. The duration of time between the Company’s issuance of an invoice and payment due date is not significant. The carrying value of the credit loss is $43.2 million and $33.7 million at December 31, 2022 and 2021, respectively. The provision for credit losses was $108.2 million and $88.1 million for the years ended December 31, 2022 and 2021, respectively.
Business Combinations
Acquisitions, which are generally referred to in GAAP as business combinations, are an important part of the Company’s growth strategy. The Company made no acquisitions in the year ended December 31, 2022 and acquisitions totaling $26.6 million for in the year ended December 31, 2021. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
Management makes two critical determinations at the time of an acquisition, the reporting unit that will benefit from the acquisition and to which goodwill will be assigned and the allocation of the purchase price of the business to the assets acquired and the liabilities assumed based upon their fair values. The reporting unit determination is important beyond the initial allocation of purchase price because future impairment assessments of goodwill, as described below, are performed at the reporting unit level. At October 1, 2022, the Company has four reporting units: Ads and Leads, Services, Roofing and International. Historically, the Company’s acquisitions have been complementary to these reporting units and the goodwill has been assigned to the reporting unit.
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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $882.9 million and $916.0 million at December 31, 2022 and 2021, respectively. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $170.1 million and $171.4 million at December 31, 2022 and 2021, respectively.
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

In the fourth quarter of 2022, our segment presentation was changed to reflect our four new operating segments, which now include (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (includes Europe and Canada). Goodwill was allocated to reflect the new segment presentation. The allocation of goodwill to Roofing and Canada reflects their respective historical carrying values because of the lack of operational integration with the legacy North America segment; the allocation of the remaining goodwill to Ads and Leads and Services was based upon their relative fair values as of October 1, 2022.
For the Company’s annual goodwill test at October 1, 2022, as a result of the significant changes in the operating segments and reporting units, we elected to perform a quantitative assessment of the reporting units’ goodwill first, instead of performing a qualitative assessment. The quantitative test for the reporting units of Ads & Leads, Services and International included use of both an income approach based on discounted cash flows (“DCF”) and a market approach. The quantitative test for the reporting unit of Roofing only included an income approach based on DCF as there were no relevant publicly traded company comparables to perform a market approach.
Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rate used in determining the fair value of the Company’s Ads & Leads, Services, Roofing and International reporting units was 12%, 15%, 16% and 18.5%, respectively for 2022 and 15.0% for the International reporting unit in 2021. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
As a result of the valuation process, we determined that the fair value of the Ads & Leads, Services and International reporting units exceeded the carrying value and thus there was no impairment of goodwill in 2022. The fair value based on the valuation exceeded the carrying value of the Ads & Leads, Services, and International reporting units by $1.3 billion, $40.0 million, and $143.0 million. For the Roofing reporting unit, we determined the carrying value exceeded the fair value, resulting in an impairment being recorded to goodwill totaling $26.0 million in 2022.

The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 12.0% to 18.5% in 2022 and 11.1% to 15.0% in 2021, and the royalty rates used ranged from 2.0% to 4.5% in 2022 and 2.0% to 5.0% in 2021.
The 2022 annual assessment of goodwill and indefinite-lived intangible assets identified impairments to goodwill for the Roofing segment and 2021 annual assessment identified no impairments.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising of leased right-of-use assets (“ROU assets”), capitalized software, leasehold improvements and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of these long-lived assets is $219.2 million and $210.5 million at December 31, 2022 and 2021, respectively.
Income Taxes
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax provision and/or benefit has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision computed on an if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders’ equity and financing activities within the consolidated statement of cash flows. The portion of the December 31, 2022 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $93.7 million.

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2022 and 2021, the balance of the Company’s net deferred tax asset is $142.6 million and $120.8 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2022 and 2021, the Company has unrecognized tax benefits, including interest, of $6.2 million and $6.3 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2022, the Company is in a three-year cumulative loss position. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $108.3 million. The Company expects to generate future taxable income of at least $515.9 million prior to the expiration of these NOLs, $300.1 million of which expire between 2032 and 2037, and the remainder of which never expire, to fully realize this deferred tax asset.
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
The Company recorded stock-based compensation expense of $52.7 million and $28.7 million for the years ended December 31, 2022 and 2021, respectively. Included in stock-based compensation expense in the year ended December 31, 2022, the Company recognized a net decrease of $2.1 million due to management departures. Also included in stock-based compensation expense in the year ended December 31, 2021 is $1.0 million related to the modification of previously issued HomeAdvisor equity awards and Angie’s List equity awards, both of which were converted into Angi’s equity awards when the businesses combined on September 29, 2017. These modified awards finished vesting in the first quarter of 2021, therefore, there was no modification charge for the awards in the year ended December 31, 2022. Additionally, in the first quarter of 2021, the Company recognized a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures.
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
There were no stock options or stock appreciation rights granted by the Company for the years ended December 31, 2022, 2021 or 2020. The Company estimates the fair value of newly granted or modified stock appreciation rights and stock options, including equity instruments denominated in shares of subsidiaries, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, the most significant of which include expected term, expected volatility of the underlying shares, risk-free interest rates and the expected dividend yield. In addition, the recognition of stock-based compensation expense is impacted by our estimated forfeiture rates, which are based, in part, on historical forfeiture rates. For stock appreciation rights and stock options, including equity instruments denominated in shares of subsidiaries, the grant date fair value of the award is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is the vesting period of the award. The Company also issues RSUs, PSUs and MSUs. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying Angi’s common stock and expensed as stock-based compensation expense over the vesting term. For PSUs, the value of the instrument is measured at the grant date as the fair value of the underlying Angi’s common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For MSUs, a lattice model is used to estimate the value of the awards.
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
At December 31, 2022, the principal amount of the Company’s outstanding debt is comprised of $500.0 million of ANGI Group Senior Notes, which bears interest at a fixed rate. If market rates decline, the Company runs the risk that the related required payments of the ANGI Group Senior Notes will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $23.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
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
In addition, certain of the Company’s U.S. operations have customers in international markets. International revenue, which is measured based upon where the customer is located, accounted for 5%, 6%, and 6% for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity’s functional currency. The Company recorded foreign exchange gains and (losses) of $3.4 million, $1.2 million, and $(0.1) million for the year ended December 31, 2022, 2021 and 2020, respectively.
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

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Angi Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Angi Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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

Goodwill - Quantitative Impairment Assessment for Angi Services
Description of the Matter
As of December 31, 2022, the Company’s goodwill balance was $882.9 million. As disclosed in Note 2 to the consolidated financial statements, goodwill is assessed annually for impairment using either a qualitative or quantitative approach as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In 2022, the Company performed a quantitative test over the Services reporting unit. The fair value of the Services reporting unit is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach. The Company determined the fair value exceeded the carrying value of the Services reporting unit by $40 million.
Auditing management’s quantitative impairment test for goodwill recorded for the Angi Services reporting unit was complex and judgmental due to the measurement uncertainty in estimating the fair value of the reporting unit for goodwill. Specifically, the fair value estimate was sensitive to assumptions such as the discount rate and revenue growth rates used in the DCF model as well as the selection of a peer group of companies used in the market approach. These assumptions are affected by such factors as expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its goodwill impairment review process. For example, we tested controls over management’s review of the valuation methodologies and significant assumptions used to estimate the fair value of the Angi Services reporting unit for goodwill, including projected financial information, the discount rate, and the selection of a peer group of companies.
To test the estimated fair value of the Company’s Angi Services reporting unit, our audit procedures included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions and underlying data used by the Company. We evaluated the reasonableness of the projected financial information by comparing the significant assumptions to current industry and economic trends and changes in the Company’s business. We also evaluated management’s projected financial information to identify, understand and evaluate changes in forecasted results as compared to historical results. We evaluated the reasonableness of the Company’s selection of a peer group of companies. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the Company’s reporting units for goodwill resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating the valuation methodologies and significant assumptions applied in developing the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.

New York, New York
March 1, 2023

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31, 2022	December 31, 2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$321,155	$428,136
Accounts receivable, net	93,880	86,319
Other current assets	69,167	70,548
Total current assets	484,202	585,003

Capitalized software, leasehold improvements and equipment, net	153,855	118,267
Goodwill	882,949	916,039
Intangible assets, net	178,105	193,826
Deferred income taxes	145,460	122,693
Other non-current assets, net	63,207	76,245
TOTAL ASSETS	$1,907,778	$2,012,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$30,862	$38,860
Deferred revenue	50,907	53,834
Accrued expenses and other current liabilities	200,015	185,747
Total current liabilities	281,784	278,441

Long-term debt, net	495,284	494,552
Deferred income taxes	2,906	1,883
Other long-term liabilities	76,426	91,670

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 102,810 and 99,745 shares, respectively, and outstanding 82,599 and 80,578, respectively	103	100
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 and 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,405,294	1,350,457
Accumulated deficit	(190,079)	(61,629)
Accumulated other comprehensive (loss) income	(1,172)	3,309
Treasury stock, 20,211 and 19,167 shares, respectively	(166,184)	(158,040)
Total Angi Inc. shareholders’ equity	1,048,384	1,134,619
Noncontrolling interests	2,994	10,908
Total shareholders’ equity	1,051,378	1,145,527
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,907,778	$2,012,073
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Revenue	$1,891,524	$1,685,438	$1,467,925
Cost of revenue (exclusive of depreciation shown separately below)	438,060	325,880	173,281
Gross Profit	1,453,464	1,359,558	1,294,644
Operating costs and expenses:
Selling and marketing expense	913,022	883,643	762,590
General and administrative expense	474,210	405,819	374,096
Product development expense	73,821	70,933	68,803
Depreciation	78,270	59,246	52,621
Amortization of intangibles	14,441	16,430	42,902
Goodwill impairment	26,005	—	—
Total operating costs and expenses	1,579,769	1,436,071	1,301,012
Operating loss	(126,305)	(76,513)	(6,368)
Interest expense	(20,107)	(23,485)	(14,178)
Other income (expense),net	1,178	(2,509)	1,218
Loss before income taxes	(145,234)	(102,507)	(19,328)
Income tax benefit	17,252	32,013	15,168
Net loss	(127,982)	(70,494)	(4,160)
Net earnings attributable to noncontrolling interests	(468)	(884)	(2,123)
Net loss attributable to Angi Inc. shareholders	$(128,450)	$(71,378)	$(6,283)

Per share information attributable to Angi Inc. shareholders:
Basic loss per share	$(0.26)	$(0.14)	$(0.01)
Diluted loss per share	$(0.26)	$(0.14)	$(0.01)

Stock-based compensation expense by function:
Selling and marketing expense	$6,015	$4,064	$4,662
General and administrative expense	37,793	19,768	73,846
Product development expense	8,860	4,870	5,141
Total stock-based compensation expense	$52,668	$28,702	$83,649
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net loss	$(127,982)	$(70,494)	$(4,160)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(5,028)	(1,219)	6,827
Comprehensive (loss) income	(133,010)	(71,713)	2,667
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(468)	(884)	(2,123)
Change in foreign currency translation adjustment attributable to noncontrolling interests	547	(109)	(811)
Comprehensive loss (income) attributable to noncontrolling interests	79	(993)	(2,934)
Comprehensive loss attributable to Angi Inc. shareholders	$(132,931)	$(72,706)	$(267)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2022, 2021, and 2020

		Angi Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders’ Equity

										Accumulated Other Comprehensive (Loss) Income				Total Shareholders’ Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2019	$26,663	$87	87,007	$422	421,570	$—	—	$1,357,075	$16,032	$(1,379)	$(57,949)	$1,314,288	$9,264	$1,323,552
Net (loss) earnings	767	—	—	—	—	—	—	—	(6,283)	—	—	(6,283)	1,356	(4,927)
Other comprehensive income (loss)	439	—	—	—	—	—	—	—	—	6,016	—	6,016	372	6,388
Stock-based compensation expense	15	—	—	—	—	—	—	85,267	—	—	—	85,267	—	85,267
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	7	7,231	—	—	—	—	(62,704)	—	—	—	(62,697)	—	(62,697)
Issuance of common stock to IAC Inc. pursuant to the employee matters agreement	—	—	—	—	292	—	—	(1,445)	—	—	—	(1,445)	—	(1,445)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(64,132)	(64,132)	—	(64,132)
Adjustment pursuant to the tax sharing agreement	—	—	—	—	—	—	—	3,613	—	—	—	3,613	—	3,613
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Adjustment of redeemable noncontrolling interests to fair value	1,645	—	—	—	—	—	—	(1,645)	—	—	—	(1,645)	—	(1,645)
Other	—	—	—	—	—	—	—	(692)	—	—	—	(692)	690	(2)
Balance as of December 31, 2020	$26,364	$94	94,238	$422	421,862	$—	—	$1,379,469	$9,749	$4,637	$(122,081)	$1,272,290	$10,567	$1,282,857
Net (loss) earnings	(23)	—	—	—	—	—	—	—	(71,378)	—	—	(71,378)	907	(70,471)
Other comprehensive income (loss)	515	—	—	—	—	—	—	—	—	(1,328)	—	(1,328)	(406)	(1,734)
Stock-based compensation expense	—	—	—	—	—	—	—	33,057	—	—	—	33,057	—	33,057
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,919	—	—	—	—	(61,226)	—	—	—	(61,223)	—	(61,223)
Issuance of common stock to IAC Inc. pursuant to the employee matters agreement	—	3	2,588	—	157	—	—	(3)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(35,959)	(35,959)	—	(35,959)
Purchase of noncontrolling interests	(28,318)	—	—	—	—	—	—	—	—	—	—	—	(160)	(160)
Adjustment of redeemable noncontrolling interests to fair value	1,462	—	—	—	—	—	—	(430)	—	—	—	(430)	—	(430)
Other	—	—	—	—	—	—	—	(410)	—	—	—	(410)	—	(410)
Balance as of December 31, 2021	$—	$100	99,745	$422	422,019	$—	—	$1,350,457	$(61,629)	$3,309	$(158,040)	$1,134,619	$10,908	$1,145,527

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2022, 2021, and 2020

		Angi Inc. Shareholders’ Equity
		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders’ Equity

										Accumulated Other Comprehensive (Loss) Income				Total Shareholders’ Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Net (loss) earnings	—	—	—	—	—	—	—	—	(128,450)	—	—	(128,450)	468	(127,982)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(4,481)	—	(4,481)	(547)	(5,028)
Stock-based compensation expense	—	—	—	—	—	—	—	55,891	—	—	—	55,891	—	55,891
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	3,066	—	—	—	—	(8,630)	—	—	—	(8,627)	—	(8,627)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(8,144)	(8,144)	—	(8,144)
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	—	—	7,580	—	—	—	7,580	(7,835)	(255)
Other	—	—	—	—	—	—	—	(4)	—	—	—	(4)	—	(4)
Balance as of December 31, 2022	$—	$103	102,811	$422	422,019	$—	—	$1,405,294	$(190,079)	$(1,172)	$(166,184)	$1,048,384	$2,994	$1,051,378

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(127,982)	$(70,494)	$(4,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	108,151	88,076	78,229
Stock-based compensation expense	52,668	28,702	83,649
Depreciation	78,270	59,246	52,621
Amortization of intangibles	14,441	16,430	42,902
Deferred income taxes	(21,611)	(36,306)	(15,278)
Foreign currency transaction loss	3,357	1,679	87
Goodwill impairment	26,005	—	—
Non-cash lease expense (including impairment of right-of-use assets)	15,107	20,716	13,659
Other adjustments, net	(45)	8,263	1,784
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(116,516)	(114,123)	(79,830)
Other assets	497	923	(6,277)
Accounts payable and other liabilities	11,644	21,331	39,454
Operating lease liabilities	(17,317)	(16,847)	(13,391)
Income taxes payable and receivable	3,203	232	(1,243)
Deferred revenue	(2,803)	(1,619)	(3,786)
Net cash provided by operating activities	27,069	6,209	188,419

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(25,607)	(2,264)
Capital expenditures	(116,352)	(70,215)	(52,488)
Purchases of marketable debt securities	—	—	(99,977)
Proceeds from maturities of marketable debt securities	—	50,000	50,000
Net proceeds from the sale of a business	—	750	731
Proceeds from sale of fixed assets	266	—	20
Other, net	—	—	24
Net cash used in investing activities	(116,086)	(45,072)	(103,954)

Cash flows from financing activities:
Proceeds from the issuance of Senior Notes	—	—	500,000
Principal payments on Term Loan	—	(220,000)	(27,500)
Debt issuance costs	—	—	(6,484)
Purchase of treasury stock	(8,144)	(35,403)	(63,674)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(8,827)	(61,908)	(64,079)
Distribution from IAC pursuant to the tax sharing agreement	—	—	3,071
Purchase of noncontrolling interests	—	(27,857)	(4,281)
Other, net	(256)	—	—
Net cash (used in) provided by financing activities	(17,227)	(345,168)	337,053

Total cash (used) provided	(106,244)	(384,031)	421,518
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,105)	(45)	565
Net (decrease) increase in cash and cash equivalents and restricted cash	(107,349)	(384,076)	422,083
Cash and cash equivalents and restricted cash at beginning of period	429,485	813,561	391,478
Cash and cash equivalents and restricted cash at end of period	$322,136	$429,485	$813,561
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Nature of Operations
Angi Inc. connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. During the year ended December 31, 2022, over 220,000 domestic service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms. Additionally, consumers turned to at least one of our brands to find a service professional for approximately 29 million projects during the year ended December 31, 2022.
Ads and Leads provides service professionals the capability to engage with potential customers, including quote and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects. Services consumers can request household services directly through the Angi platform and Angi fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. The matching and pre-priced booking services and related tools and directories are provided to consumers free of charge. Roofing provides roof replacement and repair services through its wholly-owned subsidiary Angi Roofing, LLC.

The Company has four operating segments: (i) Ads and Leads; (ii) Services; (iii) Roofing; and (iv) International (Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, Handy, Total Home Roofing, and Angi Roofing. Roofing includes the business the Company acquired on July 1, 2021 known as Total Home Roofing.
As used herein, “Angi,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).
At December 31, 2022, IAC Inc., formerly known as IAC/InterActiveCorp (“IAC”) owned 84.1% and 98.1% of the economic interest and voting interest, respectively, of the Company.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. See “Note 14—Related Party Transactions with IAC” for information on transactions between Angi and IAC.
In the opinion of management, the assumptions underlying the historical consolidated financial statements, including the basis on which the expenses have been allocated from IAC, are reasonable. However, the allocations may not reflect all of the expenses that Angi Inc. may have incurred as a standalone public company for the periods presented.
Segment Changes
As a result of management’s continued assessments of reporting structure, there was a decision in the fourth quarter of 2022 to refine segments to more effectively measure the businesses’ performance. Management has identified four reportable segments with discrete financial results to appropriately match operating costs to the revenues generated for these businesses (Ads & Leads, Services, Roofing and International). Our financial information for prior periods has been recast to conform to the current period presentation.

COVID-19 Update
The COVID-19 pandemic and the various responses to it created significant volatility, uncertainty and economic disruption. Recently, there has been a return to more normal societal interactions, including the way we operate our business. We cannot predict the future impacts of this ongoing and any new pandemic(s).

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Ads and Leads Revenue
Primarily reflects domestic ads and leads revenue, including consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice. The Company maintains a liability for potential credits issued to services providers. Revenue is also derived from (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) service professional membership subscription fees, (iii) membership subscription fees from consumers, and (iv) other services. Angi service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angi website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Service professional membership subscription revenue is initially deferred upon receipt of payment and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Angi prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
Services Revenue
Primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through Services platforms and we engage a service professional to perform the service. Consumers are billed when a job is scheduled through the Services platform. Billing practices are governed by the contract terms of each project as negotiated with the consumer. Billings do not necessarily correlate with revenue recognized over time as this is based on the timing of when the consumer receives the promised services.
From January 1, 2020 through December 31, 2022, Angi Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi, Inc., has the

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires net revenue accounting treatment effective January 1, 2023. There is no impact to operating income or Adjusted EBITDA.
Roofing Revenue
Primarily reflects revenue from the roof replacement business offering by which the consumer purchases services directly from the Roofing business, which was acquired on July 1, 2021, and we then engage a service professional to perform the service. Consumers typically pay when a job is completed and revenue is recognized based on the Company’s progress in satisfying the roofing service.
International Revenue
Primarily reflects revenue generated within the International segment (comprised of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
Transaction Price
The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for its services or goods, including amounts that are variable. Contracts may include sales incentives, such as rebates, which are accounted for as variable consideration when estimating the transaction price. The Company also maintains a liability for potential future refunds and customer credits, which is recorded as a reduction of revenue. All estimates of variable consideration are based upon historical experience and customer trends. The Company determines the total transaction price, including an estimate of any variable consideration, at contract inception and reassesses this estimate each reporting period.
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
The following table provides information about our contract asset balances at the balance sheet dates.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Classification	December 31, 2022	December 31, 2021
	(In thousands)
Contract Assets
Other current assets	$37,220	$37,971
Other non-current assets	$1,904	$1,109
During the years ended December 31, 2022 and 2021, the Company recognized expense of $77.4 million and $84.7 million, respectively, related to the amortization of these costs.
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
Accounts Receivables, Net of the Allowance for Credit Losses
Accounts receivable include amounts billed and currently due from customers. The allowance for credit loss is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation. The time between the Company’s issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date.
Credit Losses
The following table presents the changes in the allowance for credit loss for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(In thousands)
Balance at January 1	$33,652	$26,046
Current period provision for credit losses	108,151	88,076
Write-offs charged against the allowance for credit loss	(103,985)	(82,911)
Recoveries collected	5,342	2,441
Balance at December 31	$43,160	$33,652
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of its performance obligation is one year or less. During the years ended December 31, 2022 and 2021, the Company recognized $53.4 million and $54.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021 and 2020, respectively. The current deferred revenue balances are $50.9 million and $53.8 million at December 31, 2022 and 2021, respectively. The non-current deferred revenue balances are $0.1 million at both December 31, 2022 and 2021. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents consist of AAA rated government money market funds, treasury discount notes, and time deposits. Internationally, there are no cash equivalents at December 31, 2022 and 2021.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Marketable Debt Securities
The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive (loss) income into earnings. The Company reviews its debt securities for impairment, including from risk of credit loss, each reporting period. The Company recognizes an unrealized loss on debt securities in net loss when the impairment is determined to be other-than-temporary. Factors the Company considers in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. The Company also considers whether it will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other income (expense), net. The Company held no marketable debt securities at December 31, 2022 and 2021.
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software was $128.6 million and $86.4 million at December 31, 2022 and 2021, respectively.
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
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. At October 1, 2022, the Company has four reporting units: Ads and Leads, Services, Roofing and International.
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary;

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value an impairment equal to the excess is recorded.
In the fourth quarter of 2022, our segment presentation was changed to reflect our four new operating segments, which now include (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (includes Europe and Canada). Goodwill was allocated to reflect the new segment presentation. The allocation of goodwill to Roofing and Canada reflects their respective historical carrying values because of the lack of operational integration with Angi North America; the allocation of the remaining goodwill to Ads and Leads and Services was based upon their relative fair values as of October 1, 2022.
For the Company’s annual goodwill test at October 1, 2022, as a result of the significant changes in the operating segments and reporting units, we elected to perform a quantitative assessment of the reporting units’ goodwill first, instead of performing a qualitative assessment. The quantitative test for the reporting units of Ads & Leads, Services and International included use of both an income approach based on discounted cash flows (“DCF”) and a market approach. The quantitative test for the reporting unit of Roofing only included an income approach based on DCF as there were no relevant publicly traded company comparables to perform a market approach.
Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rate used in determining the fair value of the Company’s Ads & Leads, Services, Roofing and International reporting units was 12%, 15%, 16% and 18.5%, respectively for 2022 and 15.0% for the International reporting unit in 2021. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
As a result of the valuation process, we determined that the fair value of the Ads & Leads, Services and International reporting units exceeded the carrying value and thus there was no impairment of goodwill in 2022. The fair value based on the valuation exceeded the carrying value of the Ads & Leads, Services, and International reporting units by $1.3 billion, $40 million, and $143 million. For the Roofing reporting unit, we determined the carrying value exceeded the fair value, resulting in an impairment being recorded to goodwill totaling $26 million in 2022.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 12.0% to 18.5% in 2022 and 11.1% to 15.0% in 2021, and the royalty rates used ranged from 2.0% to 4.5% in 2022 and 2.0% to 5.0% in 2021.
The 2022, 2021 and 2020 annual assessments of indefinite-lived intangible assets identified no impairments.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising and partner-related payments to those who direct traffic to our platforms. Advertising expense was $561.5 million, $556.4 million and $487.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Legal Costs
Legal costs are expensed as incurred.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, for uncertain tax positions as a component of income tax expense. The Company elects to recognize the tax on Global Intangible Low-Taxed Income as a period expense in the period the tax is incurred.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates. During the year ended December 31, 2021, the remaining redeemable non-controlling interest was exercised. One of these arrangements was exercised during the year ended December 31, 2020. Because these put arrangements are exercisable by the counter-party outside the control of the Company, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2021 and 2020, the Company recorded adjustments of $28.3 million and $1.6 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
U.S.	$(138,233)	$(88,777)	$(10,913)
Foreign	(7,001)	(13,730)	(8,415)
Total	$(145,234)	$(102,507)	$(19,328)
The components of the income tax (benefit) provision are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Current income tax provision (benefit):
Federal	$27	$36	$(306)
State	2,640	3,008	1,408
Foreign	1,692	1,249	(992)
Current income tax provision	4,359	4,293	110

Deferred income tax (benefit) provision
Federal	(19,898)	(29,889)	(5,163)
State	(2,894)	(8,712)	(6,249)
Foreign	1,181	2,295	(3,866)
Deferred income tax benefit	(21,611)	(36,306)	(15,278)
Income tax benefit	$(17,252)	$(32,013)	$(15,168)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$187,449	$212,315
Long-term lease liabilities	22,338	26,182
Tax credit carryforwards	21,588	13,411
Capitalized software, leasehold improvements and equipment, net	8,393	—
Other	32,440	27,363
Total deferred tax assets	272,208	279,271
Less valuation allowance	(65,040)	(66,626)
Net deferred tax assets	207,168	212,645

Deferred tax liabilities:
Intangible assets, net	(41,068)	(46,591)
Right-of-use assets	(14,199)	(17,270)
Capitalized costs to obtain a contract with a customer	(9,264)	(9,263)
Capitalized software, leasehold improvements and equipment, net	—	(18,624)
Other	(83)	(87)
Total deferred tax liabilities	(64,614)	(91,835)
Net deferred tax assets	$142,554	$120,810
The portion of the December 31, 2022 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $93.7 million.
At December 31, 2022, the Company has federal and state NOLs of $515.9 million and $452.2 million, respectively, available to offset future income. Of these federal NOLs, $215.8 million can be carried forward indefinitely and $300.1 million, if not utilized, will expire at various times between 2032 and 2037. Of these state NOLs, $32.2 million will be carried forward indefinitely and $420.0 million will expire at various times primarily between 2025 and 2042. Federal and state NOLs of $322.5 million and $230.4 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2022, the Company has foreign NOLs of $303.3 million available to offset future income. Of these foreign NOLs, $296.3 million can be carried forward indefinitely and $7.0 million, if not utilized, will expire at various times between 2037 and 2042. During 2022, the Company recognized tax benefits related to NOLs of $0.7 million.
At December 31, 2022, the Company has tax credit carryforwards of $27.7 million relating to federal and state tax credits for research activities. Of these credit carryforwards, $0.9 million can be carried forward indefinitely and $26.8 million, if not utilized, will expire between 2023 and 2042.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At December 31, 2022, the Company has a U.S. gross deferred tax asset of $206.8 million that the Company expects to fully utilize on a more likely than not basis.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2022, the Company’s valuation allowance decreased by $1.6 million primarily due to currency translation adjustments and a net decrease in foreign NOLs, partially offset by an increase in unbenefited capital losses and state tax attributes. At December 31, 2022, the Company has a valuation allowance of $65.0 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.

A reconciliation of the income tax benefit to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Income tax (benefit) at the federal statutory rate of 21%	$(30,499)	$(21,527)	$(4,058)
State income taxes, net of effect of federal tax benefit	(1,450)	(1,379)	1,641
Unbenefited losses	7,942	4,481	2,899
Research credit	(7,123)	(2,431)	(2,494)
Non-deductible executive compensation	4,731	3,312	5,743
Foreign income taxed at a different statutory tax rate	4,519	—	—
Stock-based compensation	4,104	(13,643)	(8,657)
Change in judgement on beginning of the year valuation allowance	966	(4,165)	(3,544)
Net adjustment related to the reconciliation of income tax provision accruals to tax returns	(886)	335	(743)
Deferred tax adjustment for enacted changes in tax law and rates	178	768	(5,244)
Other, net	266	2,236	(711)
Income tax benefit	$(17,252)	$(32,013)	$(15,168)
In 2022, there was an increase in the foreign income taxed at different rates from the effects of capitalization and amortization of R&D expenses in 2022 as required by the 2017 Tax Cuts and Jobs Act.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Balance at January 1	$6,298	$5,268	$4,025
Additions based on tax positions related to the current year	1,342	1,317	1,676
Additions for tax positions of prior years	1,006	264	423
Reductions for tax positions of prior years	—	(91)	—
Settlements	(2,465)	(460)	(856)
Balance at December 31	$6,181	$6,298	$5,268
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2022 and 2021, accruals for interest are not material and there are no accruals for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has completed its audit of IAC’s federal income tax returns for the years ended December 31, 2013 through 2019, which includes the operations of the Company. The settlement of these tax years has been submitted to the Joint Committee of Taxation for approval. The statutes of limitations for the years 2013 through 2019 have been extended to

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2014. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2022 and 2021, the Company has unrecognized tax benefits, including interest, of $6.2 million and $6.3 million respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at December 31, 2022 are subsequently recognized, the income tax provision would be reduced by $5.8 million. The comparable amount as of December 31, 2021 is $6.0 million.
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2022	2021
	(In thousands)
Goodwill	$882,949	$916,039
Intangible assets with indefinite lives	170,147	171,427
Intangible assets with definite lives, net of accumulated amortization	7,958	22,399
Total goodwill and intangible assets, net	$1,061,054	$1,109,865
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2022:

	Balance at December 31, 2021	Deductions	Reporting Unit Allocation Adjustment	Impairments	Foreign Currency Translation	Balance at December 31, 2022
	(In thousands)
North America	$843,193	$(816)	$(841,800)	$—	$(577)	$—
Europe	72,846	—	(61,334)	—	(11,512)	—
Ads and Leads	—	—	761,133	—	—	761,133
Services	—	—	51,197	—	—	51,197
Roofing	—	—	26,005	(26,005)	—	—
International	—	—	64,799	—	5,820	70,619
Total goodwill	$916,039	$(816)	$—	$(26,005)	$(6,269)	$882,949
See “Note 2—Summary of Significant Accounting Policies” for further discussion of the Company’s assessments of impairment of goodwill and indefinite-lived intangible assets.

ANGI INC. AND SUBSIDIARIES
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
In July 2021, Angi acquired certain assets and assumed certain liabilities of Total Home Roofing (“Roofing”), including $26.8 million of goodwill.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2022 and 2021, intangible assets with definite lives are as follows:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Service professional relationships	$96,858	$(96,858)	$—	3.0
Technology	82,114	(74,156)	7,958	5.5
Trade names	1,327	(1,327)	—	5.0
Total	$180,299	$(172,341)	$7,958	4.1

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Service professional relationships	$97,989	$(97,322)	$667	3.0
Technology	82,351	(60,619)	21,732	5.5
Trade names	1,415	(1,415)	—	5.0
Total	$181,755	$(159,356)	$22,399	4.1
At December 31, 2022, amortization of intangible assets with definite lives is estimated to be $8.0 for the year ended December 31, 2023 and none thereafter.
NOTE 5—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
The Company did not hold any available-for-sale marketable debt securities at December 31, 2022 and December 31, 2021.
For the year ended December 31, 2021, proceeds from maturities of available-for-sale marketable debt securities was $50.0 million. There were no gross realized gains or losses from the maturities of available-for-sale marketable debt securities for the year ended December 31, 2021.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
Instruments measured at fair value on a recurring basis
Cash and cash equivalents are measured at fair value and classified within Level 1 and Level 2 in the fair value hierarchy, because we use quoted prices for identical assets in active markets.
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$189,000	$—	$—	$189,000
Treasury discount notes	—	24,961	—	24,961
Total	$189,000	$24,961	$—	$213,961

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$280,052	$—	$—	$280,052
Total	$280,052	$—	$—	$280,052
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
During the year ended December 31, 2022 and December 31, 2021, the Company recorded $2.8 million and $12.7 million in impairment charges on ROU assets and leasehold improvements and furniture and equipment, respectively. Impairment expense was determined by comparing the carrying value of each asset group related to each office space vacated to the estimated fair market value of cash inflows directly associated with each office space. Based on this analysis, if the carrying amount of the asset group is greater than the estimated future undiscounted cash flows, an impairment charge is recognized, measured as the amount by which the carrying amount exceeds the fair value of the asset, within general and administrative expense.
During the year ended December 31, 2022 the Company recorded $10.9 million and $4.6 million in impairment charges on capitalized software within the Services and Ads and Leads segments, respectively. Impairment expense was determined by comparing the carrying value to the fair value of each capitalized software asset group. Based on this analysis, the carrying amount was determined to not be recoverable and an impairment charge was recognized in the amount of the carrying value and is included within depreciation expense.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(495,284)	$(368,750)	$(494,552)	$(486,875)
________________________
(a)    At December 31, 2022 and December 31, 2021, the carrying value of long-term debt, net includes unamortized debt issuance costs of $4.7 million and $5.4 million, respectively.

The fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	December 31, 2022	December 31, 2021
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15, which commenced February 15, 2021	$500,000	$500,000
Total long-term debt	500,000	500,000
Less: unamortized debt issuance costs	4,716	5,448
Total long-term debt, net	$495,284	$494,552
ANGI Group Senior Notes
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which have been used for general corporate purposes, including the acquisition of Total Home Roofing, Inc. (“Roofing”) on July 1, 2021, and treasury share repurchases. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2023	101.938%
2024	100.969%
2025 and thereafter	100.000%

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At December 31, 2022, there were no limitations pursuant thereto.
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
At December 31, 2022, IAC holds all 422.0 million outstanding shares of the Company’s Class B common stock, and 2.6 million outstanding shares of the Company’s Class A common stock, in total representing approximately 84.1% economic interest and 98.1% voting interest in the Company.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

proposed issuance, with respect to issuances of our voting capital stock, or (ii) enable IAC to maintain ownership of at least 80.1% of each class of the Company’s non-voting capital stock, with respect to issuances of our non-voting capital stock.
Reserved Common Shares
In connection with outstanding awards under our equity compensation plans, 45.3 million shares of Angi Inc. Class A common stock are reserved for future issuances at December 31, 2022.
Common Stock Repurchases
On March 9, 2020 and February 6, 2019, the Board of Directors of Angi Inc. authorized the Company to repurchase up to 20 million and 15 million shares of its common stock, respectively. During the year ended December 31, 2021, the Company repurchased 3.2 million shares of Angi Inc. common stock for aggregate consideration, on a trade date basis, of $35.4 million. At December 31, 2021, the Company had approximately 16.1 million shares remaining in its share repurchase authorization. During the year ended December 31, 2022, the Company repurchased 1.0 million shares of Angi Inc. common stock for aggregate consideration, on a trade date basis, of $8.1 million. At December 31, 2022, the Company has approximately 15.0 million shares remaining in its share repurchase authorization.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables presents the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Years Ended December 31,
	2022		2021		2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$3,309	$3,309	$4,637	$4,637	$(1,379)	$(1,379)
Other comprehensive (loss) income	(4,481)	(4,481)	(1,328)	(1,328)	6,016	6,016
Balance at December 31	$(1,172)	$(1,172)	$3,309	$3,309	$4,637	$4,637
At December 31, 2022, 2021, and 2020, there was no tax benefit or provision on the accumulated other comprehensive (loss) income.
NOTE 9—LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2022		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(127,982)	$(127,982)	$(70,494)	$(70,494)	$(4,160)	$(4,160)
Net earnings attributable to noncontrolling interests	(468)	(468)	(884)	(884)	(2,123)	(2,123)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(128,450)	$(128,450)	$(71,378)	$(71,378)	$(6,283)	$(6,283)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	503,008	503,008	502,761	502,761	498,159	498,159
Dilutive securities (a) (b)	—	—	—	—	—	—
Denominator for loss per share—weighted average shares	503,008	503,008	502,761	502,761	498,159	498,159

Loss per share attributable to Angi Inc. shareholders:
Loss per share	$(0.26)	$(0.26)	$(0.14)	$(0.14)	$(0.01)	$(0.01)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the years ended December 31, 2022, 2021, and 2020, 23.6 million, 17.5 million, and 24.9 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(b) Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2022, 2021, and 2020, 0.8 million, 2.2 million and 2.0 million underlying market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 10—STOCK-BASED COMPENSATION
The Company currently has one active stock plan, which became effective on September 29, 2017 (“the Combination”). The 2017 plan (“the Plan”) covers stock options, stock appreciation rights and RSU awards, including those that are linked to the achievement of the Company’s stock price, known as market-based awards (“MSUs”) and those that are linked to the achievement of a performance target, known as performance-based awards (“PSUs”), denominated in shares of Angi Inc. common stock, as well as provides for the future grant of these and other equity awards. The Plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2022, there are 22.4 million shares available for grant under the Plan.
The Plan has a stated term of ten years, and provides that the exercise price of stock options and stock appreciation rights granted will not be less than the market price of the Company’s common stock on the grant date. The Plan does not specify grant dates or vesting schedules for awards, as those determinations have been delegated to the Compensation Committee of Angi Inc. Board of Directors (the “Committee”). Each grant agreement reflects the grant date and vesting schedule for that particular grant as determined by the Committee. Stock options and stock appreciation rights granted under the Plan generally vest in equal annual installments over a four-year period from the grant date. RSU awards granted under the Plan generally vest either in one installment over a three-year period, in equal annual installments over a four-year period, or a three-year graded schedule (installments of 57% in first year, 29% in second year, and 14% in last year), in each case, from the grant date. MSU awards granted under the Plan generally vest in five installments over a two-year period from the grant date. PSU awards granted subsequent to the Combination generally cliff vest in a two to five-year period from the grant date.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense recognized in the consolidated statement of operations includes expense related to: (i) the Company’s stock options, stock appreciation rights and RSUs; (ii) equity instruments denominated in shares of its subsidiaries; and (iii) IAC denominated stock options and PSUs held by Angi Inc. employees. The amount of stock-based compensation expense recognized is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2022, there was $68.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2022, 2021, and 2020 related to all stock-based compensation is $3.6 million, $16.9 million, $24.3 million, respectively.
The aggregate income tax (detriment)/benefit recognized related to the exercise of stock options and stock appreciation rights for the years ended December 31, 2022, 2021, and 2020 is $(0.3) million, $10.8 million, and $11.4 million, respectively. There may be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights outstanding at December 31, 2022 and changes during the year ended December 31, 2022 were as follows:

	December 31, 2022
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2022	1,609	$7.32
Granted	—	—
Exercised	(386)	2.49
Forfeited	—	—
Expired	(136)	5.56
Outstanding at December 31, 2022	1,087	$9.26	2.86	$—
Exercisable	1,087	$9.26	2.86	$—
The aggregate intrinsic value in the table above represents the difference between Angi Inc. closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money awards that would have been exercised had all award holders exercised their awards on December 31, 2022. The total intrinsic value of awards exercised during the years ended December 31, 2022, 2021, and 2020 is $1.3 million, $103.8 million and $120.9 million, respectively.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2022:

	Awards outstanding & exercisable
Range of Exercise Prices	Outstanding at December 31, 2022	Weighted average remaining contractual life in years	Weighted average exercise price
	(Shares in thousands)
$0.01 to $10.00	593	2.8	$4.73
$10.01 to $20.00	479	3.0	14.48
$20.01 to $30.00	15	0.6	22.02
	1,087	2.9	$9.26
There were no stock options or stock appreciation rights granted by the Company for the years ended December 31, 2022, 2021, and 2020.
In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into Angi Inc. equity awards resulting in a modification charge. There were no charges included in stock-based compensation expense in the year ended December 31, 2022 and charges of $0.9 million and $21.1 million, for the years ended December 31, 2021 and 2020 respectively, related to these modified awards.
No cash was received from stock option exercises during the years ended December 31, 2022, 2021 and 2020 because they were net settled in shares of Angi Inc. common stock.
The Company currently settles all equity awards on a net basis with the Company remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC’s option, certain awards can be settled in either Class A shares of Angi Inc. or shares of IAC common stock. If settled in IAC common stock, Angi Inc. reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on December 31, 2022 were net settled on that date, ANGI would have issued no Class A shares (either to award holders or to IAC as reimbursement) and ANGI would have remitted nothing in cash for withholding taxes (assuming a 50% withholding rate). Assuming all other ANGI equity awards outstanding on December 31, 2022, were net settled on that date, including stock options, RSUs and subsidiary denominated equity described below, ANGI would have issued 11.1 million Class A shares and would have remitted $26.2 million in cash for withholding taxes (assuming a 50% withholding rate).
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

Unvested RSUs, MSUs, and PSUs outstanding at December 31, 2022 and changes during the year ended December 31, 2022 are as follows:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	RSUs		MSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2022	13,296	$11.49	3,711	$14.27	1,174	$8.89
Granted	21,530	4.95	13	6.39	—	—
Vested	(4,782)	10.28	—	—	(18)	13.17
Forfeited	(8,355)	7.77	(3,315)	14.4	(648)	13.28
Unvested at December 31, 2022	21,689	$7.04	409	$12.97	507	$3.14
___________________________
(a)    Included in the table are MSUs and PSUs which vests in varying amounts depending upon certain market or performance conditions. The MSUs and PSUs in the table above includes these awards at their maximum potential payout.

In 2019, the Company granted certain MSUs that were liability-classified stock-settled awards with a market condition. The fair value of these awards were subject to remeasurement each reporting period until settlement of the award occurred in 2021. The total expense related to these awards recognized was $10.4 million, equal to the number of shares vested based on the fair value of Angi Inc. common stock on the settlement date.

The weighted average fair value of RSUs granted during the years ended December 31, 2022, 2021, and 2020 based on market prices of Angi Inc. common stock on the grant date was $4.95, $12.73, and $7.37, respectively. The weighted average fair value of MSUs granted during the years ended December 31, 2022 and 2021, based on the lattice model, was $6.39 and $14.39, respectively. There were no MSUs granted during the year ended December 31, 2020. There were no PSUs granted during the year ended December 31, 2022. The weighted average fair value of PSUs granted during the years ended December 31, 2021 and 2020 based on market prices of Angi Inc. common stock on the grant date was $13.51 and $6.92, respectively. The total fair value of RSUs that vested during the years ended December 31, 2022, 2021, and 2020 was $20.8 million, $35.2 million and $23.4 million, respectively. There were no MSUs that vested during the year ended December 31, 2022. The total fair value of MSUs that vested during the years ended December 31, 2021 and 2020 was $2.1 million, and $5.2 million, respectively. The total fair value of PSUs that vested during the year ended December 31, 2022 and 2021 was $0.1 million and $3.6 million, respectively. There were no PSUs that vested during the year ended December 31, 2020.
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
NOTE 11—SEGMENT INFORMATION

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has determined its operating segments consistent with how the chief operating decision maker views the businesses. Additionally, the Company considers how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market.
As a result of management’s continued assessments of reporting structure, there was a decision in the fourth quarter of 2022 to refine segments to more effectively measure the businesses’ performance. Management has identified four reportable segments with discrete financial results to appropriately match operating costs to the revenues generated for these businesses (Ads & Leads, Services, Roofing and International).

The following table presents revenue by reportable segment:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Revenue:
Domestic
Ads and Leads	$1,282,061	$1,227,074	$1,218,755
Services	381,256	289,948	162,539
Roofing	137,509	68,028	—
Intersegment eliminations (a)	(10,340)	(1,907)	—
Total Domestic	1,790,486	1,583,143	1,381,294
International	101,038	102,295	86,631
Total	$1,891,524	$1,685,438	$1,467,925
________________________
(a)    Intersegment eliminations related to Ads and Leads revenue earned from the sale of leads to Roofing.
The following table presents the revenue of the Company’s segments disaggregated by type of service:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$954,735	$898,422	$899,175
Advertising revenue	265,466	252,206	226,505
Membership subscription revenue	60,411	68,062	74,073
Other revenue	1,449	8,384	19,002
Total Ads and Leads revenue	1,282,061	1,227,074	1,218,755
Services revenue	381,256	289,948	162,539
Roofing revenue	137,509	68,028	—
Intersegment eliminations(a)	(10,340)	(1,907)	—
Total Domestic revenue	1,790,486	1,583,143	1,381,294
International
Consumer connection revenue	71,851	68,686	57,692
Service professional membership subscription revenue	28,192	32,367	27,225
Advertising and other revenue	995	1,242	1,714
Total International revenue	101,038	102,295	86,631
Total revenue	$1,891,524	$1,685,438	$1,467,925
________________________
(a)    Intersegment eliminations related to Ads and Leads revenue earned from the sale of leads to Roofing.

Geographic information about revenue and long-lived assets is presented below.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Revenue
United States	$1,787,542	$1,581,051	$1,379,236
All other countries	103,982	104,387	88,689
Total	$1,891,524	$1,685,438	$1,467,925
The United States is the only country whose revenue is greater than 10% of total revenue of the Company for the years ended December 31, 2022, 2021, and 2020.

	December 31, 2022	December 31, 2021
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets, and ROU assets):
United States	$147,322	$111,136
All other countries	6,533	7,131
Total	$153,855	$118,267
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Operating income (loss):
Ads and Leads	$85,593	$65,485	$133,365
Services	(95,166)	(63,984)	(44,592)
Roofing	(50,685)	(8,596)	—
Corporate	(61,794)	(56,196)	(84,674)
International	(4,253)	(13,222)	(10,467)
Total	$(126,305)	$(76,513)	$(6,368)

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Adjusted EBITDA(b):
Ads and Leads	$168,952	$136,260	$230,797
Services	$(52,126)	$(48,203)	$(29,253)
Roofing	$(21,400)	$(7,511)	$—
Corporate	$(49,866)	$(46,066)	$(23,870)
International	$(481)	$(6,615)	$(4,870)
(b)    The Company’s primary financial measure and GAAP segment measure is Adjusted EBITDA, which is defined as operating income (loss) excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable.
The following tables reconcile operating income (loss) for the Company’s reportable segments and net loss attributable to Angi Inc. shareholders to Adjusted EBITDA:

	Year Ended December 31, 2022
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Ads and Leads	$85,593	$19,972	$52,737	$10,650	$—	$168,952
Services	(95,166)	$18,012	$21,904	$3,124	$—	$(52,126)
Roofing	(50,685)	$1,866	$747	$667	$26,005	$(21,400)
Corporate	(61,794)	$11,928	$—	$—	$—	$(49,866)
International	(4,253)	$890	$2,882	$—	$—	$(481)
Operating loss	(126,305)
Interest expense	(20,107)
Other income, net	1,178
Loss before income taxes	(145,234)
Income tax benefit	17,252
Net loss	(127,982)
Net earnings attributable to noncontrolling interests	(468)
Net loss attributable to Angi Inc. shareholders	$(128,450)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2021
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Ads and Leads	$65,485	$12,722	$46,025	$12,028	$136,260
Services	(63,984)	$4,672	$7,049	$4,060	$(48,203)
Roofing	(8,596)	$531	$221	$333	$(7,511)
Corporate	(56,196)	$10,121	$—	$9	$(46,066)
International	(13,222)	$656	$5,951	$—	$(6,615)
Operating loss	(76,513)
Interest expense	(23,485)
Other expense, net	(2,509)
Loss before income taxes	(102,507)
Income tax benefit	32,013
Net loss	(70,494)
Net earnings attributable to noncontrolling interests	(884)
Net loss attributable to Angi Inc. shareholders	$(71,378)

	Year Ended December 31, 2020
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Ads and Leads	$133,365	$14,241	$44,748	$38,443	$230,797
Services	(44,592)	$7,601	$3,638	$4,100	$(29,253)
Roofing	—	$—	$—	$—	$—
Corporate	(84,674)	$60,752	$—	$52	$(23,870)
International	(10,467)	$1,055	$4,235	$307	$(4,870)
Operating loss	(6,368)
Interest expense	(14,178)
Other income, net	1,218
Loss before income taxes	(19,328)
Income tax benefit	15,168
Net loss	(4,160)
Net earnings attributable to noncontrolling interests	(2,123)
Net loss attributable to Angi Inc. shareholders	$(6,283)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents capital expenditures by reportable segment:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Capital expenditures:
Ads and Leads	$76,786	$50,026	$37,849
Services	35,833	17,439	7,981
Roofing	873	306	—
International	2,860	2,444	6,658
Total	$116,352	$70,215	$52,488
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

		December 31,
Leases	Balance Sheet Classification	2022	2021
		(In thousands)
Assets:
Right-of-use assets	Other non-current assets	$57,408	$69,858

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	16,908	17,098
Long-term lease liabilities	Other long-term liabilities	73,607	88,423
Total lease liabilities		$90,515	$105,521

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		December 31,
Lease Cost	Income Statement Classification	2022	2021	2020
		(In thousands)
Fixed lease cost	Cost of revenue	$437	$346	$321
Fixed lease cost	Selling and marketing expense	2,669	7,305	9,913
Fixed lease cost	General and administrative expense	12,908	16,829	7,545
Fixed lease cost	Product development expense	492	1,232	1,848
Total fixed lease cost(a)		16,506	25,712	19,627
Variable lease cost	Selling and marketing expense	200	1,087	2,314
Variable lease cost	General and administrative expense	4,654	2,481	1,567
Variable lease cost	Product development expense	23	567	867
Total variable lease cost		4,877	4,135	4,748
Net lease cost		$21,383	$29,847	$24,375
________________________________
(a)    Includes (i) short-term lease expense of $0.4 million, $0.1 million, and $0.04 million, (ii) lease impairment charges of $2.3 million, $7.8 million, and $0.2 million, and (iii) sublease income of $4.7 million, $1.8 million, and $1.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Maturities of lease liabilities as of December 31, 2022(b):

For Years Ending December 31:	(In thousands)
2023	$21,790
2024	20,428
2025	19,738
2026	18,794
2027	13,439
Thereafter	11,900
Total	106,089
Less: Interest	15,574
Present value of lease liabilities	$90,515
________________________________
(b) Lease payments exclude $4.8 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease terms and discount rates as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Remaining lease term	5.2 years	6.0 years
Discount rate	6.15%	5.97%

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2022	2021	2020
	(In thousands)
Other information:
Right-of-use assets obtained in exchange for lease liabilities	$3,038	$3,143	$326
Cash paid for amounts included in the measurement of lease liabilities	$23,117	$23,506	$20,939
NOTE 13—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The total accrual for legal matters is $13.5 million at December 31, 2022. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including uncertain income tax positions and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 3—Income Taxes” for additional information related to uncertain income tax contingencies.
NOTE 14—RELATED PARTY TRANSACTIONS WITH IAC
Relationship with IAC
Allocation of CEO Compensation and Certain Expenses
Effective October 10, 2022, Joseph Levin, CEO of IAC and Chairman of Angi, was appointed CEO of Angi. Mr. Levin serves as both CEO of IAC and Angi following his appointment. For the period from October 10, 2022 to December 31, 2022, IAC allocated $2.1 million in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. Costs directly attributable to the Company that were initially paid for by IAC were billed by IAC to the Company.
Additionally, Angi and IAC have entered into certain agreements to govern their relationship. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
Contribution Agreement
The contribution agreement sets forth the agreements between the Company and IAC regarding the principal transactions necessary for IAC to separate the Angi business from IAC's other businesses, as well as governs certain aspects of our relationship. Under the contribution agreement, the Company agreed to assume all of the assets and liabilities related to the Angi business and agreed to indemnify IAC against any losses arising out of any breach by the Company of the contribution agreement or the other transaction related agreements described below. IAC also agreed to indemnify the Company against any losses arising out of any breach by IAC of the contribution agreement or any of the other transaction related agreements described below.
Investor Rights Agreement
The investor rights agreement provides IAC with certain registration, preemptive, and governance rights related to the Company and the shares of its capital stock it holds, as well as certain governance rights for the benefit of stockholders other than IAC.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Services Agreement
The services agreement governs services that IAC provides to the Company including, among others: (i) assistance with certain legal, M&A, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations and (ii) accounting, investor relations services, and tax compliance services. The services agreement automatically renews annually for an additional one-year period for so long as IAC continues to own a majority of the outstanding shares of the Company’s common stock.
For the years ended December 31, 2022, 2021 and 2020, the Company was charged $3.8 million, $3.9 million and $4.8 million, respectively, by IAC for services rendered pursuant to the services agreement. There was $0.8 million in outstanding payables pursuant to the services agreement as of December 31, 2022. There were no outstanding payables or receivables pursuant to the services agreement as of December 31, 2021.
Separately, the Company subleases office space to IAC and charged rent of $1.7 million, $1.6 million, and $1.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. IAC subleases office space to the Company and charged the Company $1.3 million and $0.6 million of rent for the years ended December 31, 2022 and 2021. IAC did not sublease office space to the Company for the year ended December 31, 2020. There were no outstanding receivables due from IAC or payables due to IAC, pursuant to sublease agreements, for the years ended December 31, 2022 and 2021. At December 31, 2020, there were outstanding receivables of less than $0.1 million due from IAC, pursuant to sublease agreements, which were subsequently paid in full in the first quarter of 2021.
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
At December 31, 2022 and 2021, the Company had outstanding payables of $1.4 million and $0.3 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the accompanying consolidated balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the year ended December 31, 2022. There were $1.5 million of payments to IAC pursuant to this agreement during the year ended December 31, 2021.
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
In addition, the employee matters agreement requires the Company to reimburse IAC for the cost of any IAC equity awards held by Angi current and former employees, with IAC having the ability to elect to receive payment in cash or shares of our Class B common stock. This agreement also provides that IAC has the ability to require that stock appreciation rights granted prior to the closing of the Combination and equity awards denominated in shares of our subsidiaries to be settled in either shares of our Class A common stock or IAC common stock. To the extent that shares of IAC common stock are issued in settlement of these awards, the Company is obligated to reimburse IAC for the cost of those shares by issuing shares of our

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Class A common stock in the case of stock appreciation rights granted prior to the closing of the Combination and shares of our Class B common stock in the case of equity awards denominated in shares of our subsidiaries.
Lastly, pursuant to the employee matters agreement, in the event of a distribution of Angi Inc. capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation and Human Resources Committee of the IAC Board of Directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of our Class A Common Stock, which we would be obligated to assume and which would be dilutive to our stockholders.
For the year ended December 31, 2022, no Class A or Class B common stock was issued to IAC pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights.
For the year ended December 31, 2021, 0.2 million and 2.6 million shares of Angi Class B common stock and Class A common stock were issued to IAC, respectively, pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi employees.
For the year ended December 31, 2020, 0.3 million shares of Angi Class B common stock and no shares of Class A common stock were issued to IAC, respectively, pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi employees.
NOTE 15—BENEFIT PLANS
The Company’s employees in the United States are eligible to participate in a retirement savings program offered by IAC, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan (the “IAC Plan”), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The current employer match under the IAC Plan is fifty cents for each dollar a participant contributes in the IAC Plan, with a maximum contribution of 3% of a participant’s eligible earnings. Matching contributions under the IAC Plan for the years ended December 31, 2022, 2021, and 2020 were $9.8 million, $8.4 million, and $7.7 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.
Internationally, the Company also has or participates in various benefit plans, primarily defined contribution plans. The Company’s contributions for these plans for the years ended December 31, 2022, 2021, and 2020 were $0.8 million, $0.7 million, and $0.6 million, respectively.
NOTE 16—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$321,155	$428,136	$812,705	$390,565
Restricted cash included in other current assets	107	156	407	504
Restricted cash included in other non-current assets	874	1,193	449	409
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$322,136	$429,485	$813,561	$391,478

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted cash included in other current assets at December 31, 2022 primarily consisted of cash reserved to comply with insurance company claim payment requirements. Restricted cash included in other current assets at December 31, 2021 primarily consisted of funds collected from service providers for disputed payments which were not settled as of the period end, in addition to cash reserved to fund insurance claims.
Restricted cash included in other non-current assets for all periods presented above primarily consisted of deposits related to leases. Restricted cash included in other non-current assets at December 31, 2021 also included cash held related to a check endorsement guarantee for Roofing.

	December 31,
	2022	2021
	(In thousands)
Other current assets:
Capitalized costs to obtain a contract with a customer	$37,220	$37,971
Prepaid expenses	26,076	24,749
Other	5,871	7,828
Other current assets	$69,167	$70,548

	December 31,
	2022	2021
	(In thousands)
Capitalized software, leasehold improvements and equipment, net:
Capitalized software and computer equipment	$247,176	$153,953
Leasehold improvements	27,869	29,605
Furniture and other equipment	12,765	11,596
Projects in progress	12,653	31,348
Capitalized software, leasehold improvements and equipment	300,463	226,502
Accumulated depreciation and amortization	(146,608)	(108,235)
Capitalized software, leasehold improvements and equipment, net	$153,855	$118,267

	December 31,
	2022	2021
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$53,134	$46,464
Accrued advertising expense	40,312	36,231
Current legal liabilities	13,585	3,831
Current lease liabilities	16,908	17,098
Other	76,076	82,123
Accrued expenses and other current liabilities	$200,015	$185,747

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other income (expense), net

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Interest income	$4,537	$239	$1,725
Gain (loss) on the sale of a business(a)	—	31	(454)
Foreign exchange losses	(3,364)	(1,656)	(57)
Loss on extinguishment of debt(b)	—	(1,110)	—
Other	5	(13)	4
Other income (expense), net	$1,178	$(2,509)	$1,218
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
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cash paid (received) during the year for:
Interest expense—third-party	$19,375	$21,450	$5,367
Income tax payments, including amounts paid to IAC for Angi Inc.'s share of IAC's consolidated tax liability	$1,551	$4,647	$1,789
Income tax refunds, including amounts received from IAC for Angi Inc.’s share of IAC's consolidated tax liability	$(396)	$(587)	$(3,506)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of the Company's Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2022, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2022, there have been no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See Item 8. Consolidated Financial Statements and Supplementary Data and Report of Independent Registered Public Accounting Firm, which reports are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Angi Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Angi Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Angi Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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
March 1, 2023

Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to the definitive Proxy Statement to be used in connection with the Angi Inc. 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of Angi Inc. and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled “Information Concerning Director Nominees” and “Information Concerning Angi Inc. Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports,” respectively, in the 2023 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to the Angi Inc. Code of Ethics is set forth under the caption “Part I-Item 1-Business-Description of Our Businesses-Additional Information-Code of Ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2023 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled “Executive Compensation,” “Director Compensation” and “Pay Ratio Disclosure,” respectively, in the 2023 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of the Company’s Class A common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under our equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Angi Inc. required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of the Company’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to the Company by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Angi Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID:42).
Consolidated Balance Sheet as of December 31, 2022 and 2021.
Consolidated Statement of Operations for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.
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
2.1
Agreement and Plan of Merger, dated as of May 1, 2017, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 26, 2017, by and among Angie's List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. and Casa Merger Sub, Inc.(1)
Annex B to the Proxy Statement/Prospectus of Angie's List, Inc. and ANGI Homeservices Inc., filed on August 30, 2017 pursuant to Rule 424(b)(3).
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.3	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
4.1	Description of Securities(1).
4.2	Investor Rights Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.3	Registration Rights Agreement, dated October 19, 2018, by and among ANGI Homeservices Inc. and the holders signatory thereto.	Exhibit 4.2 to the Registration Statement on Form S-3ASR (SEC File No. 333-227932), filed on October 22, 2018.
4.4	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 20, 2020.

10.1	Contribution Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.2	Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.3	Tax Sharing Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.4	Employee Matters Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.5	ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.6	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.7	Form of Notice and Terms and Conditions for Stock Options granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.8	Form of Terms and Conditions for Stock Appreciation Rights granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.2 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.9	Employment Agreement between Angela R. Hicks Bowman and ANGI Homeservices Inc., dated as of June 29, 2017.(3)	Exhibit 10.4 to the Registration Statement on Form S-4 (SEC File No. 333-219064), filed on June 30, 2017.
10.10	Employment Agreement between Shannon Shaw and ANGI Homeservices Inc., dated as of February 22, 2019.(3)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.
10.11	Employment Agreement between Kulesh Shanmugasundaram and Angi Inc., dated as of March 25, 2021. (3)	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021.
10.12	Employment Agreement between Dhanusha Sivajee and Angi Inc., dated as of July 30, 2021. (3)	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.
10.13	Employment Agreement between Andrew Russakoff and Angi Inc., dated as of June 9, 2022. (3)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2022.
10.14	Separation Agreement, dated as of October 10, 2022, by and between Angi Inc. and Oisin Hanrahan.(3)	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2022.
10.15	Separation Agreement, dated as of December 5, 2022, by and between Angi Inc. and Umang Dua.(3)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 5, 2022.
21.1	Subsidiaries of the Registrant as of December 31, 2022.(1)
23.1	Consent of Ernst & Young LLP.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	March 1, 2023
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2023:

Signature	Title

/s/ JOSEPH LEVIN	Chief Executive Officer, Chairman of the Board, and Director
Joseph Levin

/s/ ANDREW RUSSAKOFF	Chief Financial Officer
Andrew Russakoff

/s/ CHRISTOPHER W. BOHNERT	Senior Vice President, Principal Accounting Officer
Christopher W. Bohnert

/s/ THOMAS R. EVANS	Director
Thomas R. Evans

/s/ ALESIA J. HAAS	Director
Alesia J. Haas

/s/ CHRISTOPHER HALPIN	Director
Christopher Halpin

/s/ KENDALL HANDLER	Director
Kendall Handler

/s/ ANGELA R. HICKS BOWMAN	Director
Angela R. Hicks Bowman

/s/ SANDRA HURSE	Director
Sandra Hurse

/s/ JEREMY G. PHILIPS	Director
Jeremy G. Philips

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ MARK STEIN	Director
Mark Stein

/s/ SUZY WELCH	Director
Suzy Welch

Schedule II
ANGI INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2022
Allowance for credit losses	$33,652	108,151	(a)	$110		$(98,753)	(b)	$43,160
Deferred tax valuation allowance	66,626	$1,958	(c)	$(3,544)	(d)			65,040
Other reserves	777							692

2021
Allowance for credit losses	$26,046	$88,076	(a)	$92		$(80,562)	(b)	$33,652
Deferred tax valuation allowance	77,076	(5,925)	(e)	(4,525)	(d)	—		66,626
Other reserves	—							777

2020
Allowance for credit losses	$19,066	$78,229	(a)	$(152)		$(71,097)	(b)	$26,046
Deferred tax valuation allowance	71,472	(235)	(f)	5,839	(d)	—		77,076
_________________________________________________________
(a)    Additions to the credit loss reserve are charged to expense.
(b)    Write-off of fully reserved accounts receivable balance, net of recoveries.
(c)    Amount is primarily related to a net decrease in foreign NOLs partially offset by an increase in unbenefited capital losses and state tax attributes.
(d)    Amount is primarily related to currency translation adjustments on foreign NOLs.
(e)    Amount is primarily related to a decrease in state and foreign NOLs.
(f)    Amount is primarily related to a decrease in state NOLs largely offset by an increase in foreign NOLs.