Form 10-Q
period 2023-03-31
Angi Inc.
filed 2023-05-09
CIK 1705110

As filed with the Securities and Exchange Commission on May 9, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 5, 2023, the following shares of the Registrant’s common stock were outstanding:

Class A Common Stock	84,547,999
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	506,567,246

FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$314,960	$321,155
Marketable debt securities	12,495	—
Accounts receivable, net	92,303	93,880
Other current assets	66,574	69,167
Total current assets	486,332	484,202

Capitalized software, leasehold improvements and equipment, net	139,055	153,855
Goodwill	883,734	882,949
Intangible assets, net	175,592	178,105
Deferred income taxes	144,309	145,460
Other non-current assets, net	59,883	63,207
TOTAL ASSETS	$1,888,905	$1,907,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$31,017	$30,862
Deferred revenue	50,244	50,907
Accrued expenses and other current liabilities	188,875	200,015
Total current liabilities	270,136	281,784

Long-term debt, net	495,469	495,284
Deferred income taxes	2,932	2,906
Other long-term liabilities	72,031	76,426

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 104,119 and 102,810 shares, respectively, and outstanding 83,908 and 82,599, respectively	104	103
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 and 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,416,748	1,405,294
Accumulated deficit	(205,404)	(190,079)
Accumulated other comprehensive loss	(711)	(1,172)
Treasury stock, 20,211 and 20,211 shares, respectively	(166,184)	(166,184)
Total Angi Inc. shareholders’ equity	1,044,975	1,048,384
Noncontrolling interests	3,362	2,994
Total shareholders’ equity	1,048,337	1,051,378
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,888,905	$1,907,778
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Revenue	$392,407	$436,159
Cost of revenue (exclusive of depreciation shown separately below)	42,041	98,998
Gross Profit	350,366	337,161
Operating costs and expenses:
Selling and marketing expense	204,909	225,801
General and administrative expense	102,518	109,655
Product development expense	25,312	17,859
Depreciation	25,435	13,999
Amortization of intangibles	2,662	3,804
Total operating costs and expenses	360,836	371,118
Operating loss	(10,470)	(33,957)
Interest expense	(5,029)	(5,022)
Other income (expense),net	3,811	(391)
Loss before income taxes	(11,688)	(39,370)
Income tax (provision) benefit	(3,312)	6,083
Net loss	(15,000)	(33,287)
Net earnings attributable to noncontrolling interests	(325)	(103)
Net loss attributable to Angi Inc. shareholders	$(15,325)	$(33,390)

Per share information attributable to Angi Inc. shareholders:
Basic loss per share	$(0.03)	$(0.07)
Diluted loss per share	$(0.03)	$(0.07)

Stock-based compensation expense by function:
Selling and marketing expense	$1,280	$1,239
General and administrative expense	8,898	9,635
Product development expense	2,699	2,111
Total stock-based compensation expense	$12,877	$12,985
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(15,000)	$(33,287)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	502	(746)
Change in unrealized gains on available-for-sale marketable debt securities	2	—
Total other comprehensive income (loss)	504	(746)
Comprehensive loss	(14,496)	(34,033)
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(325)	(103)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(43)	(57)
Comprehensive income attributable to noncontrolling interests	(368)	(160)
Comprehensive loss attributable to Angi Inc. shareholders	$(14,864)	$(34,193)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2022	$103	102,811	$422	422,019	$—	—	$1,405,294	$(190,079)	$(1,172)	$(166,184)	$1,048,384	$2,994	$1,051,378
Net (loss) earnings	—	—	—	—	—	—	—	(15,325)	—	—	(15,325)	325	(15,000)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	461	—	461	43	504
Stock-based compensation expense	—	—	—	—	—	—	13,870	—	—	—	13,870	—	13,870
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	1,308	—	—	—	—	(2,411)	—	—	—	(2,410)	—	(2,410)
Other	—		—	—	—	—	(5)	—	—	—	(5)	—	(5)
Balance as of March 31, 2023	$104	104,119	$422	422,019	$—	—	$1,416,748	$(205,404)	$(711)	$(166,184)	$1,044,975	$3,362	$1,048,337

Balance as of December 31, 2021	$100	99,745	$422	422,019	$—	—	$1,350,457	$(61,629)	$3,309	$(158,040)	$1,134,619	$10,908	$1,145,527
Net (loss) earnings	—	—	—	—	—	—	—	(33,390)	—	—	(33,390)	103	(33,287)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(803)	—	(803)	57	(746)
Stock-based compensation expense	—	—	—	—	—	—	13,556	—	—	—	13,556	—	13,556
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	681	—	—	—	—	(2,473)	—	—	—	(2,473)	—	(2,473)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(8,144)	(8,144)	—	(8,144)
Balance as of March 31, 2022	$100	100,426	$422	422,019	$—	—	$1,361,540	$(95,019)	$2,506	$(166,184)	$1,103,365	$11,068	$1,114,433
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,000)	$(33,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	24,872	21,611
Stock-based compensation expense	12,877	12,985
Depreciation	25,435	13,999
Amortization of intangibles	2,662	3,804
Deferred income taxes	1,147	(8,133)
Non-cash lease expense (including impairment of right-of-use assets)	3,672	3,352
Other adjustments, net	(433)	(193)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(23,187)	(37,769)
Other assets	1,740	1,930
Accounts payable and other liabilities	(9,829)	22,119
Operating lease liabilities	(5,074)	(4,454)
Income taxes payable and receivable	843	1,909
Deferred revenue	(665)	1,392
Net cash provided by (used in) operating activities	19,060	(735)

Cash flows from investing activities:
Capital expenditures	(11,862)	(26,903)
Purchases of marketable debt securities	(12,362)	—
Proceeds from sales of fixed assets	68	87
Net cash used in investing activities	(24,156)	(26,816)

Cash flows from financing activities:
Purchases of treasury stock	—	(8,144)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(1,379)	(1,322)
Net cash used in financing activities	(1,379)	(9,466)

Total cash used	(6,475)	(37,017)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	179	(205)
Net decrease in cash and cash equivalents and restricted cash	(6,296)	(37,222)
Cash and cash equivalents and restricted cash at beginning of period	322,136	429,485
Cash and cash equivalents and restricted cash at end of period	$315,840	$392,263
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. During the three months ended March 31, 2023, over 206,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms. Additionally, consumers turned to at least one of our brands to find a service professional for approximately 29 million projects during the twelve months ended March 31, 2023.
The Company has four operating segments: (i) Ads and Leads; (ii) Services; (iii) Roofing; and (iv) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, Handy, Total Home Roofing, and Angi Roofing.
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
At March 31, 2023, IAC Inc., formerly known as IAC/InterActiveCorp (“IAC”) owned 83.9% and 98.1% of the economic interest and voting interest, respectively, of the Company.
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
In management's opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Segment Changes
As a result of management’s continued assessments of reporting structure, there was a decision in the fourth quarter of 2022 to refine segments to more effectively measure the businesses’ performance. Management has identified four reportable

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

segments with discrete financial results to appropriately match operating costs to the revenues generated for these businesses (Ads and Leads, Services, Roofing and International). Our financial information for the first quarter of 2022 has been recast to conform to the current period presentation.

Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets (“ROU assets”); the useful lives and recoverability of definite-lived intangible assets and capitalized software, leasehold improvements, and equipment; the recoverability of goodwill and indefinite-lived intangible assets; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets, and other factors that the Company considers relevant.
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
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, we modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. This change in accounting treatment resulted in a decrease in revenue of $25.7 million for the three months ended March 31, 2023. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2022, the current and non-current deferred revenue balances were $50.9 million and $0.1 million, respectively, and during the three months ended March 31, 2023, the Company recognized $31.9 million of revenue that was included in the deferred revenue balance as of December 31, 2022. At December 31, 2021, the current and non-current deferred revenue balances were $53.8 million and $0.1 million, respectively, and during the three months ended March 31, 2022, the Company recognized $35.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021.
The current and non-current deferred revenue balances at March 31, 2023 are $50.2 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.

Practical Expedients and Exemptions

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under Accounting Standards Codification (“ASC”) ASC 606, applicable to such contracts and does not consider the time value of money.
In addition, as permitted under the practical expedient available under ASC 606, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which the Company has the right to invoice for services performed.
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
The current capitalized sales commissions are $33.8 million and $37.2 million at March 31, 2023 and December 31, 2022, respectively. The non-current capitalized sales commissions are $2.5 million and $1.9 million at March 31, 2023 and December 31, 2022, respectively. The current and non-current capitalized sales commissions are included in “Other current assets” and “Other non-current assets” in the accompanying balance sheet.
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
For the three months ended March 31, 2023, the Company recorded an income tax provision of $3.3 million, despite a pre-tax loss, due primarily to nondeductible stock-based compensation, foreign income taxed at different rates, and state taxes, partially offset by research credits. For the three months ended March 31, 2022, the Company recorded an income tax benefit of $6.1 million, which represents an effective income tax rate of 15%. For the three months ended March 31, 2022, the effective income tax rate is lower than the statutory rate of 21% due primarily to tax shortfalls generated by the exercise and vesting for stock-based awards and foreign income taxed at different rates.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest are not material and there are currently no accruals for penalties.
The Company’s income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has completed its audit of IAC’s federal income tax returns for the years ended December 31, 2013 through 2019, which includes the operations of the Company. The settlement of these tax years has been submitted to the Joint Committee of Taxation for approval. The statutes of limitations for the years 2013 through 2019 have been extended to

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
December 31, 2023. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2014. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2023 and December 31, 2022, the Company has unrecognized tax benefits of $6.6 million and $6.2 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at March 31, 2023 are subsequently recognized, the income tax provision would be reduced by $6.2 million. The comparable amount as of December 31, 2022 is $5.8 million.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At March 31, 2023, the Company has a U.S. gross deferred tax asset of $205.6 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $22.8 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $182.8 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $108.0 million. The Company expects to generate sufficient future taxable income of at least $514.5 million prior to the expiration of these NOLs, the majority of which expire between 2032 and 2037, and a portion of which never expire, to fully realize this deferred tax asset.
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
At March 31, 2023, current available-for-sale marketable debt securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$12,493	$2	$—	$12,495
Total available-for-sale marketable debt securities	$12,493	$2	$—	$12,495
The contractual maturities of debt securities classified as current available-for-sale at March 31, 2023 are within one year.
The Company did not hold any available-for-sale marketable debt securities at December 31, 2022.
Fair Value Measurements
Instruments measured at fair value on a recurring basis
Cash and cash equivalents are measured at fair value and classified within Level 1 and Level 2 in the fair value hierarchy, because we use quoted prices for identical assets in active markets.
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$213,747	$—	$—	$213,747
Treasury discount notes	—	24,917	—	24,917
Marketable debt securities:
Treasury discount notes	—	12,495	—	12,495
Total	$213,747	$37,412	$—	$251,159

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$189,000	$—	$—	$189,000
Treasury discount notes	—	24,961	—	24,961
Total	$189,000	$24,961	$—	$213,961
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(495,469)	$(386,250)	$(495,284)	$(368,750)
________________________
(a)    At March 31, 2023 and December 31, 2022, the carrying value of long-term debt, net includes unamortized debt issuance costs of $4.5 million and $4.7 million, respectively.

The fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	4,531	4,716
Total long-term debt, net	$495,469	$495,284
ANGI Group Senior Notes
ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of Angi Inc., issued the ANGI Group Senior Notes on August 20, 2020. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices, plus accrued and unpaid interest thereon, if any, to the applicable redemption date set forth in the indenture governing the notes.

The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At March 31, 2023, there were no limitations pursuant thereto.
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables presents the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Three Months Ended March 31,
	2023			2022
	Foreign Currency Translation Adjustment	Unrealized Gains on Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at January 1	$(1,172)	$—	$(1,172)	$3,309	$3,309
Other comprehensive income (loss)	459	2	461	(803)	(803)
Balance at March 31	$(713)	$2	$(711)	$2,506	$2,506
At March 31, 2023 there was an inconsequential amount of tax provision on the accumulated other comprehensive income.
At March 31, 2022 there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 6—LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(15,000)	$(15,000)	$(33,287)	$(33,287)
Net earnings attributable to noncontrolling interests	(325)	(325)	(103)	(103)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(15,325)	$(15,325)	$(33,390)	$(33,390)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	505,033	505,033	502,005	502,005
Dilutive securities (a) (b)	—	—	—	—
Denominator for loss per share—weighted average shares	505,033	505,033	502,005	502,005

Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.07)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three months ended March 31, 2023 and 2022, 29.6 million and 25.1 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(b)    Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2023 and 2022, 0.9 million and 4.5 million underlying market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 7—SEGMENT INFORMATION
The Company has determined its operating segments consistent with how the chief operating decision maker views the businesses. Additionally, the Company considers how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market.
As a result of management’s continued assessments of reporting structure, there was a decision in the fourth quarter of 2022 to refine segments to more effectively measure the businesses’ performance. Management has identified four reportable segments with discrete financial results to appropriately match operating costs to the revenues generated for these businesses (Ads and Leads, Services, Roofing and International). Our financial information for prior periods has been recast to conform to the current period presentation.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenue:
Domestic
Ads and Leads	$293,506	$294,746
Services	32,059	76,450
Roofing	38,372	36,687
Intersegment eliminations (a)	(1,462)	(1,677)
Total Domestic	362,475	406,206
International	29,932	29,953
Total	$392,407	$436,159
________________________
(a)    Intersegment eliminations related to Ads and Leads revenue earned from sales to Roofing.
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$212,935	$214,347
Advertising revenue	67,181	63,902
Membership subscription revenue	13,199	16,237
Other revenue	191	260
Total Ads and Leads revenue	293,506	294,746
Services revenue	32,059	76,450
Roofing revenue	38,372	36,687
Intersegment eliminations (a)	(1,462)	(1,677)
Total Domestic revenue	362,475	406,206
International
Consumer connection revenue	24,745	21,803
Service professional membership subscription revenue	5,058	7,856
Advertising and other revenue	129	294
Total International revenue	29,932	29,953
Total revenue	$392,407	$436,159
________________________
(a)    Intersegment eliminations related to Ads and Leads revenue earned from sales to Roofing.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenue
United States	$362,226	$405,508
All other countries	30,181	30,651
Total	$392,407	$436,159

	March 31, 2023	December 31, 2022
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets, and ROU assets):
United States	$133,403	$147,322
All other countries	5,652	6,533
Total	$139,055	$153,855
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating income (loss):
Ads and Leads	$13,480	$15,486
Services	(12,452)	(25,750)
Roofing	411	(6,150)
Corporate	(14,939)	(13,022)
International	3,030	(4,521)
Total	$(10,470)	$(33,957)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Adjusted EBITDA(b):
Ads and Leads	$39,851	$34,325
Services	$(2,168)	$(18,567)
Roofing	$821	$(5,026)
Corporate	$(12,354)	$(10,450)
International	$4,354	$(3,451)
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
The following tables reconcile operating income (loss) for the Company’s reportable segments and net loss attributable to Angi Inc. shareholders to Adjusted EBITDA:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$13,480	$5,491	$18,218	$2,662	$39,851
Services	(12,452)	$4,209	$6,075	$—	$(2,168)
Roofing	411	$165	$245	$—	$821
Corporate	(14,939)	$2,585	$—	$—	$(12,354)
International	3,030	$427	$897	$—	$4,354
Operating loss	(10,470)
Interest expense	(5,029)
Other income, net	3,811
Loss before income taxes	(11,688)
Income tax provision	(3,312)
Net loss	(15,000)
Net earnings attributable to noncontrolling interests	(325)
Net loss attributable to Angi Inc. shareholders	$(15,325)

	Three Months Ended March 31, 2022
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$15,486	$4,920	$11,257	$2,662	$34,325
Services	(25,750)	$4,540	$1,668	$975	$(18,567)
Roofing	(6,150)	$830	$127	$167	$(5,026)
Corporate	(13,022)	$2,572	$—	$—	$(10,450)
International	(4,521)	$123	$947	$—	$(3,451)
Operating loss	(33,957)
Interest expense	(5,022)
Other expense, net	(391)
Loss before income taxes	(39,370)
Income tax benefit	6,083
Net loss	(33,287)
Net earnings attributable to noncontrolling interests	(103)
Net loss attributable to Angi Inc. shareholders	$(33,390)
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$314,960	$321,155	$391,286	$428,136
Restricted cash included in other current assets	—	107	92	156
Restricted cash included in other non-current assets	880	874	885	1,193
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$315,840	$322,136	$392,263	$429,485
Restricted cash included in “Other current assets” in the accompanying consolidated balance sheets at December 31, 2022 and March 31, 2022 primarily consisted of cash reserved to fund insurance claims.
Restricted cash included in “Other current assets” in the accompanying consolidated balance sheet at December 31, 2021 primarily consisted of funds collected from services providers for disputed payments which were not settled as of the period end, in addition to cash reserved to fund insurance claims.
Restricted cash included in "”Other non-current assets” in the accompanying consolidated balance sheets for all periods presented above primarily consisted of deposits related to leases. Restricted cash included in "”Other non-current assets” in the accompanying consolidated balance sheet at December 31, 2021 also included cash held related to a check endorsement guarantee for Roofing.
Credit Losses
The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2023 and 2022:

	2023	2022
	(In thousands)
Balance at January 1	$43,160	$33,652
Current period provision for credit losses	24,872	21,611
Write-offs charged against the allowance for credit losses	(28,608)	(21,396)
Recoveries collected	1,402	1,213
Balance at March 31	$40,826	$35,080
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	March 31, 2023	December 31, 2022
	(In thousands)
Right-of-use assets (included in “other non-current assets”)	$65,474	$61,818
Capitalized software, leasehold improvements, and equipment	$162,645	$146,608
Intangible assets	$175,136	$172,341

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income (expense), net

	Three Months Ended March 31,
	2023	2022

Interest income	$3,423	$64
Foreign exchange gains (losses)	387	(456)
Other	1	1
Other income (expense), net	$3,811	$(391)

NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The total accrual for legal matters is $17.7 million at March 31, 2023. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including uncertain income tax positions and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 2—Income Taxes” for additional information related to uncertain income tax positions.
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi, was appointed CEO of Angi on October 10, 2022. As a result, for the three months ended March 31, 2023, IAC allocated $2.3 million in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to the Company that were initially paid for by IAC and billed by IAC to the Company.
Additionally, Angi and IAC have entered into certain agreements to govern their relationship. These agreements include: a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
For the three months ended March 31, 2023 and 2022, the Company was charged $1.5 million and $0.4 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding receivables pursuant to the services agreement at March 31, 2023 and December 31, 2022. There were no outstanding payables pursuant to the services agreement at March 31, 2023 and $0.8 million in outstanding payables pursuant to the services agreement at December 31, 2022.
Additionally, the Company subleases office space to IAC and charged IAC $0.4 million of rent for the three months ended March 31, 2023 and 2022. IAC subleases office space to the Company and charged the Company $0.3 million of rent for the three months ended March 31, 2023. At March 31, 2023 and December 31, 2022, there were no outstanding receivables or payables pursuant to the sublease agreements.
At March 31, 2023 and December 31, 2022, the Company had outstanding payables of $1.8 million and $1.4 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
liabilities,” in the accompanying consolidated balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023 and 2022, no shares of Angi Inc. Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees. For the three months ended March 31, 2023 and 2022, no shares of Angi Inc. Class A common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 206,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended March 31, 2023. Additionally, consumers turned to at least one of our brands to find a professional for approximately 29 million projects during the twelve months ended March 31, 2023.
The Company has four operating segments: (i) Ads and Leads; (ii) Services; (iii) Roofing; and (iv) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, Handy, Total Home Roofing, and Angi Roofing.
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
For a more detailed description of the Company’s operating businesses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
•Services Revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through a Company platform and the Company connects them with a service professional to perform the service.
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
•International Revenue primarily reflects revenue generated within the International segment (consisting of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
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
•ANGI Group Senior Notes - On August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Components of Results of Operations
Sources of Revenue
Ads and Leads Revenue is primarily derived from (i) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), (ii) advertising revenue, which includes revenue from service professionals under contract for advertising, and (iii) membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors including the service requested, product experience offered, and geographic location of service. Services is primarily comprised of revenue from jobs sourced directly through the platform and through retail partnerships and completed by a service professional assigned by our platform. Roofing consists of revenue from roofing projects. International is primarily comprised of revenue from consumer connection revenue for consumer matches and membership subscription from service professionals and consumers.
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, we modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. This change in accounting treatment resulted in a decrease in revenue of $25.7 million for the three months ended March 31, 2023. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition.
Cost of Revenue and Gross Profit
Cost of revenue, which excludes depreciation, consists primarily of (i) roofing materials costs associated with Roofing, (ii) payments made to independent third-party service professionals who perform work contracted under Services arrangements that were entered into prior to January 1, 2023 and the change to net revenue reporting or Roofing arrangements, (iii) credit card processing fees, and (iv) hosting fees.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue.
Operating Costs and Expenses:
•Selling and marketing expense - consists primarily of (i) advertising expenditures, which include marketing fees to promote the brand to consumers and service professionals with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, (b) offline marketing, which is primarily television and radio advertising, (ii) compensation expense (including stock-based compensation expense) and other employee-related costs for our sales force and marketing personnel, (iii) service guarantee expense, (iv) software license and maintenance costs, and (v) outsourced personnel costs.
•General and administrative expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, (ii) provision for credit losses, (iii) outsourced personnel costs for personnel engaged in assisting in customer service functions, (iv) software license and maintenance costs, (v) fees for professional services, and (vi) facilities costs. Our customer service function includes personnel who provide support to our service professionals and consumers.

•Product development expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and (ii) software license and maintenance costs.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA for the three months ended March 31, 2023 and 2022.

Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022
Revenue

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$212,935	$(1,412)	(1)%	$214,347
Advertising revenue	67,181	3,279	5%	63,902
Membership subscription revenue	13,199	(3,038)	(19)%	16,237
Other revenue	191	(69)	(27)%	260
Total Ads and Leads revenue	293,506	(1,240)	0%	294,746
Services revenue	32,059	(44,391)	(58)%	76,450
Roofing revenue	38,372	1,685	5%	36,687
Intersegment eliminations	(1,462)	215	13%	(1,677)
Total Domestic revenue	362,475	(43,731)	(11)%	406,206
International revenue	29,932	(21)	0%	29,953
Total revenue	$392,407	$(43,752)	(10)%	$436,159

Percentage of Total Revenue:
Domestic	92%			93%
International	8%			7%
Total revenue	100%			100%

	Three Months Ended March 31,
	2023	Change	% Change	2022
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	6,004	(814)	(12)%	6,818
Monetized Transactions	6,451	(348)	(5)%	6,799
Transacting SPs	206	(43)	(17)%	249
Ads and Leads revenue decreased $1.2 million, due primarily to decreases in membership subscription revenue of $3.0 million, or 19% and consumer connection revenue of $1.4 million, or 1%, partially offset by an increase in advertising revenue of $3.3 million, or 5% driven by a growth in sales.
Services revenue decreased $44.4 million, or 58%, due primarily to decreases of $25.7 million from the change to net revenue reporting for pre-priced product offerings and $18.0 million due to the shift away from complex and less profitable offerings.
Roofing revenue increased $1.7 million, or 5%, due primarily to the residual impact from Hurricane Ian.
Cost of revenue

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$42,041	$(56,957)	(58)%	$98,998
As a percentage of revenue	11%			23%
Ads and Leads cost of revenue decreased $1.3 million, or 81%, and stayed consistent as a percentage of revenue, due primarily to the decrease in revenue of $1.2 million.

Services cost of revenue decreased $53.5 million, or 86%, and decreased as a percentage of revenue, due primarily to a $47.7 million decrease in payments to third-party professional service providers primarily as a result of the decrease of $25.7 million change in revenue recognition to net reporting resulting in professional payments offsetting revenue instead of being reported as a component of cost of revenue. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
Roofing cost of revenue decreased $2.1 million, or 8%, and decreased as a percentage of revenue, due primarily to a $1.4 million decrease in roofing material costs.
Gross profit

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Revenue	$392,407	$(43,752)	(10)%	$436,159
Cost of revenue (exclusive of depreciation shown separately below)	42,041	(56,957)	(58)%	98,998
Gross profit	$350,366	$13,205	4%	$337,161

Gross margin	89%		12%	77%
Angi gross profit increased $13.2 million, or 4%, due primarily to the decreased cost of revenue as a percentage of revenue described in the cost of revenue discussion above, partially offset by a decrease in revenue described in the revenue discussion above.
Selling and marketing expense

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Selling and marketing expense	$204,909	$(20,892)	(9)%	$225,801
As a percentage of revenue	52%			52%
Ads and Leads selling and marketing expense decreased $4.3 million, or 2%, driven by decreases in advertising expense of $10.5 million and professional fees of $1.6 million, partially offset by an increase in compensation expense of $7.6 million. The decrease in advertising expense was primarily due to a decrease in online advertising spend. The decrease in professional fees is primarily due to a decrease in marketing and branding consultancy fees. The increase in compensation is primarily due to increased sales commissions driven by sales growth and the immediate expensing of commissions for certain transactions beginning October 1, 2022 rather than recording commissions as an asset to be amortized over the duration of the related customer relationship period due to the average customer relationship being assessed as less than one year.
Services selling and marketing expense decreased $6.1 million, or 33%, driven by decreases of $4.9 million in professional fees and third-party wages, $2.9 million in compensation expense, and $1.1 million in advertising expense, partially offset by an increase of $3.5 million in service guarantee expense. The decrease in third-party wages and professional fees is primarily due to $3.6 million less in phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $1.3 million less due to streamlined fulfillment operations, partially driven by fewer complex services. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in advertising expense is primarily due to a decrease in service professional marketing spend. The increase in service guarantee expense is due to the aforementioned change in contractual terms and conditions such that this expense is no longer a component of cost of revenue, which is where the expense was recorded prior to January 1, 2023.
Roofing selling and marketing expense decreased $1.1 million, or 14%, driven by a decrease in advertising expense.
International selling and marketing expense decreased $8.2 million, or 47%, driven by a decrease of $8.9 million in advertising expense. The decrease in advertising expense is primarily due to improved online efficiency and a decrease in television advertising expense.

General and administrative expense

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
General and administrative expense	$102,518	$(7,137)	(7)%	$109,655
As a percentage of revenue	26%			25%
Ads and Leads general and administrative expense decreased $6.7 million, or 10%, due primarily to decreases of $6.3 million in compensation expense and $1.4 million in recruiting fees, partially offset by an increase of $3.1 million in the provision for credit losses. The decrease in compensation expense and recruiting fees is primarily due to a reduction in headcount. The increase in the provision for credit losses is primarily due to lower collection rates.
Services general and administrative expense decreased $2.0 million, or 14%, due primarily to decreases of $0.9 million in third-party wages and $0.9 million in the provision for credit losses. The decrease in third-party wages is primarily due to a decrease in customer care costs. The decrease in the provision for credit losses is primarily due to improved collection rates.
Roofing general and administrative expense decreased $1.6 million, or 22%, due primarily to decreases of $1.2 million in compensation expense. The decrease in compensation expense is primarily due to a decrease in stock-based compensation.
Corporate general and administrative expense increased $3.2 million, or 30%, due primarily to increases of $2.2 million in lease expense due to repurposing of real estate space for general and administrative functions in 2022.
Product development expense

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Product development expense	$25,312	$7,453	42%	$17,859
As a percentage of revenue	6%			4%
Product development expense increased $7.5 million, or 42%. This contrasts with a $15.0 million, or 56%, decrease in capital expenditures from March 31, 2022, which is primarily comprised of internally developed software. The increase in product development expense was driven by a decrease in the percentage of internally developed software that was subject to capitalization in the first quarter of 2023 compared to the first quarter of 2022.
Depreciation

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Depreciation	$25,435	$11,436	82%	$13,999
As a percentage of revenue	6%			3%
Depreciation increased primarily due to capitalized software placed in service after the first quarter of 2022.

Operating loss

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Ads and Leads	$13,480	$(2,006)	(13)%	$15,486
Services	(12,452)	13,298	52%	(25,750)
Roofing	411	6,561	NM	(6,150)
Corporate	(14,939)	(1,917)	(15)%	(13,022)
Total Domestic	(13,500)	15,936	54%	(29,436)
International	3,030	7,551	NM	(4,521)
Total	$(10,470)	$23,487	(69)%	$(33,957)

As a percentage of revenue	(3)%			(8)%
________________________
NM = Not meaningful
Operating losses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 decreased due primarily to the factors described above in the revenue, cost of revenue, sales and marketing, general and administrative, product development, and depreciation expense discussions.
At March 31, 2023, there is $69.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.65 years.
Adjusted EBITDA

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Ads and Leads	$39,851	$5,526	16%	$34,325
Services	(2,168)	16,399	88%	(18,567)
Roofing	821	5,847	NM	(5,026)
Corporate	(12,354)	(1,904)	(18)%	(10,450)
Total Domestic	26,150	25,868	NM	282
International	4,354	7,805	NM	(3,451)
Total	$30,504	$33,673	NM	$(3,169)

As a percentage of revenue	8%			(1)%
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
Ads and Leads Adjusted EBITDA increased $5.5 million, or 16%, to $39.9 million, and increased as a percentage of revenue, driven by lower selling and marketing expense due to improved marketing efficiency and lower general and administrative expense due to lower compensation costs and other operating expenses.
Services Adjusted EBITDA loss decreased $16.4 million, or 88%, to a loss of $2.2 million, and decreased as a percentage of revenue, driven by higher gross profit due to pricing and fulfillment optimization efforts over the past year and lower operating expenses due to a reduced overall cost base as a result of exiting complex and less profitable offerings.

Roofing Adjusted EBITDA increased $5.8 million to $0.8 million, and increased as a percentage of revenue, driven by higher gross profit due to higher revenue and margin optimization efforts, more efficient marketing, and lower general and administrative expense due to headcount rationalization.
Corporate Adjusted EBITDA loss increased $1.9 million, or 18%, to $12.4 million, driven by an increase in general and administrative expense.
International Adjusted EBITDA increased $7.8 million, from a loss of $3.5 million to income of $4.4 million, driven by lower selling and marketing expense due to more efficient marketing spend.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 4—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(In thousands)
Interest expense	$5,029	$7	—%	$5,022
Interest expense remained consistent compared to the first quarter of 2022.
Other income (expense), net

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(In thousands)
Other income (expense), net	$3,811	$4,202	NM	$(391)
Other income (expense), net in 2023 primarily includes interest income of $3.4 million.
Income tax (provision) benefit

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Income tax (provision) benefit	$(3,312)	$(9,395)	NM	$6,083
Effective income tax rate	NM			15%
For further details of income tax matters, see “Note 2—Income Taxes” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
In 2023, the Company recorded a provision despite a pre-tax loss due primarily to nondeductible stock-based compensation, foreign income taxed at different rates, and state taxes, partially offset by research credits.
In 2022, the effective income tax rate was lower than the statutory rate of 21%, due primarily to tax shortfalls generated by the exercise and vesting of stock-based awards and foreign income taxed at different rates.

PRINCIPLES OF FINANCIAL REPORTING
We report Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses, and our internal budgets are based and may impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
The following table reconciles net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net loss attributable to Angi Inc. shareholders	$(15,325)	$(33,390)
Add back:
Net earnings attributable to noncontrolling interests	325	103
Income tax provision (benefit)	3,312	(6,083)
Other (income) expense, net	(3,811)	391
Interest expense	5,029	5,022
Operating loss	(10,470)	(33,957)
Add back:
Stock-based compensation expense	12,877	12,985
Depreciation	25,435	13,999
Amortization of intangibles	2,662	3,804
Adjusted EBITDA	$30,504	$(3,169)
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

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	March 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents:
United States	$304,521	$311,422
All other countries	10,439	9,733
Total cash and cash equivalents	314,960	321,155
Marketable debt securities (United States)	12,495	—
Total cash and cash equivalents and marketable debt securities	$327,455	$321,155

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	4,531	4,716
Total long-term debt, net	$495,469	$495,284
At March 31, 2023, all of the Company’s international cash can be repatriated without significant consequences.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$19,060	$(735)
Investing activities	$(24,156)	$(26,816)
Financing activities	$(1,379)	$(9,466)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include provision for credit losses, depreciation, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), amortization of intangibles, and deferred income taxes.
2023
Adjustments to earnings consist primarily of $25.4 million of depreciation, $24.9 million of provision for credit losses, $12.9 million of stock-based compensation expense, $3.7 million of non-cash lease expense, and $2.7 million of amortization of intangibles. The decrease from changes in working capital consists primarily of an increase of $23.2 million in accounts receivable, a decrease of $9.8 million in accounts payable and other liabilities, and a decrease of $5.1 million in operating lease liabilities. The increase in accounts receivable is due primarily to timing of cash receipts for credit card transactions. The decrease in accounts payable and other liabilities is due, in part, to payments for accrued compensation. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion.
Net cash used in investing activities includes purchases of marketable debt securities of $12.4 million and capital expenditures of $11.9 million, primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities includes $1.4 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

2022
Adjustments to earnings consist primarily of $21.6 million of provision for credit losses, $14.0 million of depreciation, $13.0 million of stock-based compensation expense, $3.8 million of amortization of intangibles, and $3.4 million of non-cash lease expense, partially offset by deferred taxes of $8.1 million. The decrease from changes in working capital consists primarily of an increase of $37.8 million in accounts receivable and a decrease of $4.5 million in operating lease liabilities, partially offset by increases of $22.1 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Services. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is primarily due to increases in accrued expenses related to the 2021 brand integration initiative and accrued roofing material costs related to Roofing.
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
Share Repurchase Authorizations and Activity
During the three months ended March 31, 2023, the Company did not repurchase any shares of its common stock. The Company has 15.0 million shares remaining in its share repurchase authorization as of May 5, 2023. The Company may purchase their shares and debt instruments over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors the Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
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
The following table summarizes the aggregate intrinsic value of all awards outstanding as of May 5, 2023; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)
Other equity awards(a)(b)	61,846	30,410	12,884
Total outstanding employee stock-based awards	$61,846	$30,410	12,884
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

Contractual Obligations
At March 31, 2023, there have been no material changes outside the ordinary course of business to the Company's contractual obligations since the disclosures for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K.
Capital Expenditures
The Company’s 2023 capital expenditures are expected to be lower than 2022 capital expenditures of $116.4 million by approximately 60%, due primarily to decreased investment in capitalized software.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
At March 31, 2023, IAC held all Class B shares of Angi Inc., which represent 83.9% of the economic interest and 98.1% of the voting interest of the Company. As a result, IAC has the ability to control Angi’s financing activities, including the issuance of additional debt and equity securities by Angi or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi’s capital stock and its representation on the Angi board of directors.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2023, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. During the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including our principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission (the “Commission:) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Rules of the Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters which we are defending, including those described below, involves or is likely to involve amounts of that magnitude. The matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether they may be material to our financial position or operations based upon the standard set forth in the rules of the Commission.
FTC Administrative Proceeding against HomeAdvisor
On March 11, 2022, the Federal Trade Commission (“FTC”) filed an administrative complaint against HomeAdvisor, alleging that certain of HomeAdvisor’s business practices related to leads provided to service professionals (“SPs”) and its mHelpDesk product are unfair or deceptive in violation of the FTC Act and requesting injunctive relief. The Company disputes these allegations and believes that its business practices are fully in compliance with the law. On April 7, 2022, the FTC staff filed a motion for summary decision before the Commission, which the Commissioners denied on August 2, 2022. Settlement discussions between the parties ensued. On December 2, 2022, the FTC withdrew the matter from adjudication for the purpose of considering a proposed consent order negotiated by the Company and the FTC staff, pursuant to which HomeAdvisor would undertake certain commitments concerning representations to SPs and related reporting obligations and would fund up to $7.2 million for restitutionary payments to SPs (with any unclaimed amounts reverting to HomeAdvisor) and settlement administration costs. On April 20, 2023, the Commission voted to approve the final consent order.
Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. 1:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended in November 2016, alleges that HomeAdvisor engages in certain deceptive practices affecting the SPs who join its network, including charging them for substandard customer leads and failing to disclose certain charges. The complaint seeks certification of a nationwide class consisting of all HomeAdvisor SPs since October 2012, asserts claims for fraud, breach of implied contract, unjust enrichment and violation of the federal RICO statute and the Colorado Consumer Protection Act (“CCPA”), and seeks injunctive relief and damages in an unspecified amount.
In July 2018, plaintiffs’ counsel filed a separate putative class action in the U.S. District Court for the District of Colorado, Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, on behalf of the same nine SPs proposed as new plaintiffs in the Airquip case, naming as defendants HomeAdvisor, Angi and IAC (as well as an unrelated company), and asserting 45 claims largely duplicative of those asserted in a proposed second amended complaint in the Airquip case. In November 2018, the judge presiding over the Airquip case issued an order consolidating the two cases to proceed before him under the caption In re HomeAdvisor, Inc. Litigation.
In January 2019, the plaintiffs renewed their motion for leave to file a consolidated second amended complaint, naming as defendants, in addition to HomeAdvisor, Angi and IAC, CraftJack, Inc. (a wholly-owned subsidiary of the Company) and two unrelated entities. In February 2019, the defendants opposed the motion on various grounds. In September 2019, the court issued an order granting the plaintiffs’ motion. In October and December 2019, the four defendants affiliated with HomeAdvisor filed motions to dismiss certain claims in the amended complaint. In September 2020, the court issued an order granting in part and denying in part the defendants’ motions to dismiss. In May 2022, the plaintiffs filed a motion for class certification. In June 2022, the Company opposed the motion, which remains pending.
The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.
False Advertising Litigation against HomeAdvisor
In March 2018, the San Francisco District Attorney filed a lawsuit in the Superior Court of California, People of the State of California v. HomeAdvisor, Inc., No. CGC-18-565008. The lawsuit alleges that HomeAdvisor violated California’s Unfair Competition Law and False Advertising Law by misleading California consumers about the scope of its background check program. The claims focus on certain television commercials, radio advertisements, and website disclosures during the 2014-18 period. In May 2018, the court issued a preliminary injunction against the Company barring it from airing the then-current versions of the advertisements. In May 2020, the state Court of Appeals affirmed the preliminary injunction. The parties have been engaged in productive settlement negotiations with the assistance of a mediator. The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them, if necessary.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the continued migration of the home services market online, (ii) our ability to market our various products and services in a successful and cost-effective manner, (iii) the continued display of links to websites offering our products and services in a prominent manner in search results, (iv) our ability to successfully implement our brand initiative and expand Services (our pre-priced offerings), while balancing the overall mix of service requests and directory services on Angi platforms, (v) our ability to establish and maintain relationships with quality and trustworthy service professionals, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) our ability to access, share and use personal data about consumers, (viii) our continued ability to communicate with consumers and service professionals via e-mail (or other sufficient means), (xix) any challenge to the contractor classification or employment status of our service professionals, (x) our ability to compete, (xi) adverse economic events or trends (particularly those that impact consumer confidence and spending behavior), (xii) our ability to build, maintain and/or enhance our various brands, (xiii) the adverse impact of COVID-19 and other similar outbreaks on our businesses, (xiv) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information (including credit card information), as well as the impact of cyberattacks experienced by third parties, (xv) the occurrence of data security breaches and/or fraud, (xvi) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xvii) the integrity, quality, efficiency and scalability of our systems, technology and infrastructures (and those of third parties with whom we do business), (xviii) changes in key personnel, (xix) various risks related to our relationship with IAC, (xx) our ability to generate sufficient cash to service our indebtedness and (xxi) certain risks related to ownership of our Class A common stock.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Company management as of the date of this quarterly report. We do not undertake to update these forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2023.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2023. As of that date, 15,025,714 shares of Angi Class A common stock remained available for repurchase under the Company's previously announced March 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.2	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2022.
10.1	Employment Agreement between David Fleischman and Angi Inc., dated as of February 6, 2023.(1)(3)(4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 9, 2023
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer

Signature	Title	Date

/s/ ANDREW RUSSAKOFF	Chief Financial Officer	May 9, 2023
Andrew Russakoff