Form 10-Q
period 2023-06-30
Angi Inc.
filed 2023-08-08
CIK 1705110

As filed with the Securities and Exchange Commission on August 8, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 4, 2023, the following shares of the Registrant’s common stock were outstanding:

Class A Common Stock	84,264,278
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	506,283,525

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$370,579	$321,155
Accounts receivable, net	78,484	93,880
Other current assets	62,279	69,167
Total current assets	511,342	484,202

Capitalized software, leasehold improvements and equipment, net	129,670	153,855
Goodwill	885,893	882,949
Intangible assets, net	173,388	178,105
Deferred income taxes	148,850	145,460
Other non-current assets, net	53,075	63,207
TOTAL ASSETS	$1,902,218	$1,907,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$36,925	$30,862
Deferred revenue	53,990	50,907
Accrued expenses and other current liabilities	212,493	200,015
Total current liabilities	303,408	281,784

Long-term debt, net	495,660	495,284
Deferred income taxes	3,014	2,906
Other long-term liabilities	58,252	76,426

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 105,273 and 102,810 shares, respectively, and outstanding 84,008 and 82,599, respectively	105	103
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 and 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,426,280	1,405,294
Accumulated deficit	(220,103)	(190,079)
Accumulated other comprehensive income (loss)	1,122	(1,172)
Treasury stock, 21,265 and 20,211 shares, respectively	(169,581)	(166,184)
Total Angi Inc. shareholders’ equity	1,038,245	1,048,384
Noncontrolling interests	3,639	2,994
Total shareholders’ equity	1,041,884	1,051,378
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,902,218	$1,907,778
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenue	$375,068	$515,782	$767,475	$951,941
Cost of revenue (exclusive of depreciation shown separately below)	31,662	127,771	73,703	226,769
Gross profit	343,406	388,011	693,772	725,172
Operating costs and expenses:
Selling and marketing expense	212,713	251,159	417,622	476,960
General and administrative expense	96,985	119,626	199,503	229,281
Product development expense	25,549	20,954	50,861	38,813
Depreciation	22,179	13,354	47,614	27,353
Amortization of intangibles	2,663	3,804	5,325	7,608
Total operating costs and expenses	360,089	408,897	720,925	780,015
Operating loss	(16,683)	(20,886)	(27,153)	(54,843)
Interest expense	(5,034)	(5,026)	(10,063)	(10,048)
Other income (expense),net	5,188	(1,750)	8,999	(2,141)
Loss before income taxes	(16,529)	(27,662)	(28,217)	(67,032)
Income tax benefit (provision)	2,050	3,665	(1,262)	9,748
Net loss	(14,479)	(23,997)	(29,479)	(57,284)
Net earnings attributable to noncontrolling interests	(220)	(235)	(545)	(338)
Net loss attributable to Angi Inc. shareholders	$(14,699)	$(24,232)	$(30,024)	$(57,622)

Per share information attributable to Angi Inc. shareholders:
Basic loss per share	$(0.03)	$(0.05)	$(0.06)	$(0.11)
Diluted loss per share	$(0.03)	$(0.05)	$(0.06)	$(0.11)

Stock-based compensation expense by function:
Selling and marketing expense	$1,484	$1,891	$2,764	$3,130
General and administrative expense	6,236	8,662	15,134	18,297
Product development expense	2,410	2,864	5,109	4,975
Total stock-based compensation expense	$10,130	$13,417	$23,007	$26,402
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(14,479)	$(23,997)	$(29,479)	$(57,284)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,916	(3,225)	2,418	(3,971)
Change in unrealized gains on available-for-sale marketable debt securities	(2)	—	—	—
Total other comprehensive income (loss)	1,914	(3,225)	2,418	(3,971)
Comprehensive loss	(12,565)	(27,222)	(27,061)	(61,255)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(220)	(235)	(545)	(338)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(81)	326	(124)	269
Comprehensive (income) loss attributable to noncontrolling interests	(301)	91	(669)	(69)
Comprehensive loss attributable to Angi Inc. shareholders	$(12,866)	$(27,131)	$(27,730)	$(61,324)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2023
(Unaudited)

	Angi Inc. Shareholders’ Equity
	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of March 31, 2023	$104	104,119	$422	422,019	$—	—	$1,416,748	$(205,404)	$(711)	$(166,184)	$1,044,975	$3,362	$1,048,337
Net (loss) earnings	—	—	—	—	—	—	—	(14,699)	—	—	(14,699)	220	(14,479)
Other comprehensive income	—	—	—	—	—	—	—	—	1,833	—	1,833	81	1,914
Stock-based compensation expense	—	—	—	—	—	—	11,268	—	—	—	11,268	—	11,268
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	1,154	—	—	—	—	(1,704)	—	—	—	(1,703)	—	(1,703)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(3,397)	(3,397)	—	(3,397)
Other	—		—	—	—	—	(32)	—	—	—	(32)	(24)	(56)
Balance as of June 30, 2023	$105	105,273	$422	422,019	$—	—	$1,426,280	$(220,103)	$1,122	$(169,581)	$1,038,245	$3,639	$1,041,884

Balance as of December 31, 2022	$103	102,811	$422	422,019	$—	—	$1,405,294	$(190,079)	$(1,172)	$(166,184)	$1,048,384	$2,994	$1,051,378
Net (loss) earnings	—	—	—	—	—	—	—	(30,024)	—	—	(30,024)	545	(29,479)
Other comprehensive income	—	—	—	—	—	—	—	—	2,294	—	2,294	124	2,418
Stock-based compensation expense	—	—	—	—	—	—	25,138	—	—	—	25,138	—	25,138
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2	2,462	—	—	—	—	(4,115)	—	—	—	(4,113)	—	(4,113)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(3,397)	(3,397)	—	(3,397)
Other	—	—	—	—	—	—	(37)	—	—	—	(37)	(24)	(61)
Balance as of June 30, 2023	$105	105,273	$422	422,019	$—	—	$1,426,280	$(220,103)	$1,122	$(169,581)	$1,038,245	$3,639	$1,041,884
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2022
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive Income (Loss)				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of March 31, 2022	$100	100,426	$422	422,019	$—	—	$1,361,540	$(95,019)	$2,506	$(166,184)	$1,103,365	$11,068	$1,114,433
Net (loss) earnings	—	—	—	—	—	—	—	(24,232)	—	—	(24,232)	235	(23,997)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,899)	—	(2,899)	(326)	(3,225)
Stock-based compensation expense	—	—	—	—	—	—	14,111	—	—	—	14,111	—	14,111
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	471	—	—	—	—	(1,451)	—	—	—	(1,450)	—	(1,450)
Balance as of June 30, 2022	$101	100,897	$422	422,019	$—	—	$1,374,200	$(119,251)	$(393)	$(166,184)	$1,088,895	$10,977	$1,099,872

Balance as of December 31, 2021	$100	99,745	$422	422,019	$—	—	$1,350,457	$(61,629)	$3,309	$(158,040)	$1,134,619	$10,908	$1,145,527
Net (loss) earnings	—	—	—	—	—	—	—	(57,622)	—	—	(57,622)	338	(57,284)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,702)	—	(3,702)	(269)	(3,971)
Stock-based compensation expense	—	—	—	—	—	—	27,667	—	—	—	27,667	—	27,667
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	1,152	—	—	—	—	(3,924)	—	—	—	(3,923)	—	(3,923)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(8,144)	(8,144)	—	(8,144)
Balance as of June 30, 2022	$101	100,897	$422	422,019	$—	—	$1,374,200	$(119,251)	$(393)	$(166,184)	$1,088,895	$10,977	$1,099,872
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,479)	$(57,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	47,614	27,353
Provision for credit losses	46,876	47,926
Stock-based compensation expense	23,007	26,402
Non-cash lease expense (including impairment of right-of-use assets)	6,677	8,354
Amortization of intangibles	5,325	7,608
Deferred income taxes	(3,326)	(12,095)
Other adjustments, net	(1,830)	2,429
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(31,184)	(84,105)
Other assets	5,621	(11,140)
Accounts payable and other liabilities	16,131	55,541
Operating lease liabilities	(12,913)	(8,624)
Income taxes payable and receivable	2,258	1,571
Deferred revenue	3,002	3,143
Net cash provided by operating activities	77,779	7,079

Cash flows from investing activities:
Capital expenditures	(22,315)	(62,138)
Purchases of marketable debt securities	(12,362)	—
Proceeds from maturities of marketable debt securities	12,500	—
Proceeds from sales of fixed assets	256	164
Net cash used in investing activities	(21,921)	(61,974)

Cash flows from financing activities:
Purchases of treasury stock	(3,397)	(8,144)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(4,124)	(3,513)
Other, net	(57)	—
Net cash used in financing activities	(7,578)	(11,657)

Total cash provided (used)	48,280	(66,552)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	543	(983)
Net increase (decrease) in cash and cash equivalents and restricted cash	48,823	(67,535)
Cash and cash equivalents and restricted cash at beginning of period	322,136	429,485
Cash and cash equivalents and restricted cash at end of period	$370,959	$361,950
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Over 207,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended June 30, 2023. Additionally, consumers turned to at least one of our brands to find a service professional for approximately 27 million projects during the twelve months ended June 30, 2023.
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
At June 30, 2023, IAC Inc. (“IAC”), formerly known as IAC/InterActiveCorp, owned 83.9% and 98.1% of the economic and voting interests, respectively, of the Company.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Changes
In the fourth quarter of 2022, the Company’s segment presentation was changed to reflect the following operating segments: Ads and Leads, Services, Roofing and International. Our financial information for all prior periods, including the three and six months ended June 30, 2022 included herein, has been recast to reflect this four operating segment presentation.

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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets (“ROU assets”); the useful lives and recoverability of definite-lived intangible assets and capitalized software, leasehold improvements, and equipment; the recoverability of goodwill and indefinite-lived intangible assets; unrecognized tax benefits; the liability for potential refunds and customer credits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets, and other factors that the Company considers relevant.
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
The Company’s disaggregated revenue disclosures are presented in “Note 5—Segment Information.”
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, we modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the three and six months ended June 30, 2022, if Services revenue were recorded on a net basis, revenue would have been reduced by $71.1 million and $122.8 million, respectively.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2022, the current and non-current deferred revenue balances were $50.9 million and $0.1 million, respectively, and during the six months ended June 30, 2023, the Company recognized $40.1 million of revenue that was included in the deferred revenue balance as of December 31, 2022. At December 31, 2021, the current and non-current deferred revenue balances were $53.8 million and $0.1 million, respectively, and during the six months ended June 30, 2022, the Company recognized $45.8 million of revenue that was included in the deferred revenue balance as of December 31, 2021.
The current and non-current deferred revenue balances at June 30, 2023 are $54.0 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.

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
NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
The Company did not hold any available-for-sale marketable debt securities at June 30, 2023 and December 31, 2022.
Fair Value Measurements
Instruments measured at fair value on a recurring basis

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cash and cash equivalents are measured at fair value and classified within Level 1 and Level 2 in the fair value hierarchy, because we use quoted prices for identical assets in active markets.
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$293,434	$—	$—	$293,434

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$189,000	$—	$—	$189,000
Treasury discount notes	—	24,961	—	24,961
Total	$189,000	$24,961	$—	$213,961
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net (a)	$(495,660)	$(405,000)	$(495,284)	$(368,750)
________________________
(a)    At June 30, 2023 and December 31, 2022, the carrying value of long-term debt, net includes unamortized debt issuance costs of $4.3 million and $4.7 million, respectively.

The fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2023	December 31, 2022
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	4,340	4,716
Total long-term debt, net	$495,660	$495,284

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

The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At June 30, 2023, there were no limitations pursuant thereto.
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss). There were no items reclassified out of accumulated other comprehensive income (loss) into earnings during the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023			2022
	Foreign Currency Translation Adjustment	Unrealized Gains on Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at April 1	$(713)	$2	$(711)	$2,506	$2,506
Other comprehensive income (loss)	1,835	(2)	1,833	(2,899)	(2,899)
Balance at June 30	$1,122	$—	$1,122	$(393)	$(393)

	Six Months Ended June 30,
	2023			2022
	Foreign Currency Translation Adjustment	Unrealized Gains on Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$(1,172)	$—	$(1,172)	$3,309	$3,309
Other comprehensive income (loss)	2,294	—	2,294	(3,702)	(3,702)
Balance at June 30	$1,122	$—	$1,122	$(393)	$(393)
At June 30, 2023 and June 30, 2022 there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 5—SEGMENT INFORMATION
The Company has determined its operating segments consistent with how the chief operating decision maker views the businesses. Additionally, the Company considers how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
Domestic
Ads and Leads	$292,487	$341,862	$585,993	$636,608
Services	29,867	108,232	61,926	184,682
Roofing	24,482	42,650	62,854	79,337
Intersegment eliminations(a)	(1,001)	(1,950)	(2,463)	(3,627)
Total Domestic	345,835	490,794	708,310	897,000
International	29,233	24,988	59,165	54,941
Total revenue	$375,068	$515,782	$767,475	$951,941
________________________
(a)    Intersegment eliminations related to Ads and Leads revenue earned from sales to Roofing.
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Domestic:
Ads and Leads:
Consumer connection revenue	$209,013	$260,896	$421,948	$475,243
Advertising revenue	70,047	65,189	137,228	129,091
Membership subscription revenue	13,231	15,554	26,430	31,791
Other revenue	196	223	387	483
Total Ads and Leads revenue	292,487	341,862	585,993	636,608
Services revenue	29,867	108,232	61,926	184,682
Roofing revenue	24,482	42,650	62,854	79,337
Intersegment eliminations(a)	(1,001)	(1,950)	(2,463)	(3,627)
Total Domestic	345,835	490,794	708,310	897,000
International:
Consumer connection revenue	23,371	16,941	48,116	38,744
Service professional membership subscription revenue	5,753	7,758	10,811	15,614
Advertising and other revenue	109	289	238	583
Total International	29,233	24,988	59,165	54,941
Total revenue	$375,068	$515,782	$767,475	$951,941
________________________
(a)    Intersegment eliminations related to Ads and Leads revenue earned from sales to Roofing.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
United States	$345,618	$490,049	$707,844	$895,557
All other countries	29,450	25,733	59,631	56,384
Total	$375,068	$515,782	$767,475	$951,941

	June 30, 2023	December 31, 2022
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets, and ROU assets):
United States	$124,685	$147,322
All other countries	4,985	6,533
Total	$129,670	$153,855
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating income (loss):
Ads and Leads	$4,791	$23,292	$18,271	$38,778
Services	(5,175)	(21,051)	(17,627)	(46,801)
Roofing	(1,302)	(3,789)	(891)	(9,939)
Corporate	(16,568)	(18,091)	(31,507)	(31,113)
International	1,571	(1,247)	4,601	(5,768)
Total	$(16,683)	$(20,886)	$(27,153)	$(54,843)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Adjusted EBITDA(b):
Ads and Leads	$28,155	$42,164	$68,006	$76,489
Services	$1,700	$(13,913)	$(468)	$(32,480)
Roofing	$(1,294)	$(3,090)	$(473)	$(8,116)
Corporate	$(13,109)	$(15,102)	$(25,463)	$(25,552)
International	$2,837	$(370)	$7,191	$(3,821)
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
The following tables reconcile operating income (loss) for the Company’s reportable segments and net loss attributable to Angi Inc. shareholders to Adjusted EBITDA:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$4,791	$5,307	$15,394	$2,663	$28,155
Services	(5,175)	$1,192	$5,683	$—	$1,700
Roofing	(1,302)	$(167)	$175	$—	$(1,294)
Corporate	(16,568)	$3,459	$—	$—	$(13,109)
International	1,571	$339	$927	$—	$2,837
Operating loss	(16,683)
Interest expense	(5,034)
Other income, net	5,188
Loss before income taxes	(16,529)
Income tax benefit	2,050
Net loss	(14,479)
Net earnings attributable to noncontrolling interests	(220)
Net loss attributable to Angi Inc. shareholders	$(14,699)

	Three Months Ended June 30, 2022
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$23,292	$5,404	$10,805	$2,663	$42,164
Services	(21,051)	$4,513	$1,650	$975	$(13,913)
Roofing	(3,789)	$385	$148	$166	$(3,090)
Corporate	(18,091)	$2,989	$—	$—	$(15,102)
International	(1,247)	$126	$751	$—	$(370)
Operating loss	(20,886)
Interest expense	(5,026)
Other expense, net	(1,750)
Loss before income taxes	(27,662)
Income tax benefit	3,665
Net loss	(23,997)
Net earnings attributable to noncontrolling interests	(235)
Net loss attributable to Angi Inc. shareholders	$(24,232)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Ads and Leads	$18,271	$10,798	$33,612	$5,325	$68,006
Services	(17,627)	$5,401	$11,758	$—	$(468)
Roofing	(891)	$(2)	$420	$—	$(473)
Corporate	(31,507)	$6,044	$—	$—	$(25,463)
International	4,601	$766	$1,824	$—	$7,191
Operating loss	(27,153)
Interest expense	(10,063)
Other income, net	8,999
Loss before income taxes	(28,217)
Income tax provision	(1,262)
Net loss	(29,479)
Net earnings attributable to noncontrolling interests	(545)
Net loss attributable to Angi Inc. shareholders	$(30,024)

	Six Months Ended June 30, 2022
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Ads and Leads	$38,778	$10,324	$22,062	$5,325	$76,489
Services	(46,801)	$9,053	$3,318	$1,950	$(32,480)
Roofing	(9,939)	$1,215	$275	$333	$(8,116)
Corporate	(31,113)	$5,561	$—	$—	$(25,552)
International	(5,768)	$249	$1,698	$—	$(3,821)
Operating loss	(54,843)
Interest expense	(10,048)
Other expense, net	(2,141)
Loss before income taxes	(67,032)
Income tax benefit	9,748
Net loss	(57,284)
Net earnings attributable to noncontrolling interests	(338)
Net loss attributable to Angi Inc. shareholders	$(57,622)
NOTE 6—INCOME TAXES
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax benefit for the three months ended June 30, 2023 was a benefit of $3.0 million due to a higher estimated annual effective tax rate from that applied to the first quarter’s ordinary loss from continuing operations. The higher estimated annual effective tax rate was primarily due to the reduced impact that forecasted nondeductible compensation expense and foreign and state taxes had on the increase in forecasted ordinary domestic pre-tax losses.
For the three months ended June 30, 2023, the Company recorded an income tax benefit of $2.1 million, which represents an effective income tax rate of 12%. The effective income tax rate is lower than the statutory rate of 21% due primarily to nondeductible stock-based compensation and foreign income taxed at different rates, partially offset by research credits and an adjustment to the forecasted annual effective tax rate. For the six months ended June 30, 2023, the Company recorded an income tax provision of $1.3 million, despite a pre-tax loss, due primarily to nondeductible stock-based compensation and foreign income taxed at different rates, partially offset by research credits. For the three and six months ended June 30, 2022, the Company recorded an income tax benefit of $3.7 million and $9.7 million, which represents an effective income tax rate of 13% and 15%, respectively. For the three and six months ended June 30, 2022, the effective income tax rate is lower than the statutory rate of 21% due primarily to unbenefited foreign losses and tax shortfalls generated by the exercise and vesting for stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest are not material and there are currently no accruals for penalties.
The Company’s income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. On June 27, 2023 the Joint Committee of Taxation completed its review of the federal income tax returns for the years ended December 31, 2013 through 2019, which includes the operations of the Company, and approved the audit settlement previously agreed to with the Internal Revenue Service. The statutes of limitations for the years 2013 through 2019 have been extended to December 31, 2023. Returns filed in various other jurisdictions are open to examination for various tax years beginning with 2013. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At June 30, 2023 and December 31, 2022, the Company has unrecognized tax benefits, including interest, of $7.0 million and $6.2 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at June 30, 2023 are subsequently recognized, the income tax provision would be reduced by $6.6 million. The comparable amount as of December 31, 2022 is $5.8 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $0.2 million by June 30, 2024 due to settlements; $0.1 million of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At June 30, 2023, the Company has a U.S. gross deferred tax asset of $210.2 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $22.8 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $187.4 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $108.1 million. The Company expects to generate sufficient future taxable income of at least $514.5 million prior to the expiration of these NOLs, the majority of which expire between 2032 and 2037, and a portion of which never expire, to fully realize this deferred tax asset.
NOTE 7—LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(14,479)	$(14,479)	$(23,997)	$(23,997)
Net earnings attributable to noncontrolling interests	(220)	(220)	(235)	(235)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(14,699)	$(14,699)	$(24,232)	$(24,232)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	506,086	506,086	502,453	502,453
Dilutive securities (a) (b)	—	—	—	—
Denominator for loss per share—weighted average shares	506,086	506,086	502,453	502,453

Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Loss per share	$(0.03)	$(0.03)	$(0.05)	$(0.05)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(29,479)	$(29,479)	$(57,284)	$(57,284)
Net earnings attributable to noncontrolling interests	(545)	(545)	(338)	(338)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(30,024)	$(30,024)	$(57,622)	$(57,622)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	505,563	505,563	502,231	502,231
Dilutive securities (a) (b)	—	—	—	—
Denominator for loss per share—weighted average shares	505,563	505,563	502,231	502,231

Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Loss per share	$(0.06)	$(0.06)	$(0.11)	$(0.11)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three and six months ended June 30, 2023 and 2022, 28.1 million and 28.7 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(b)    Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three and six months ended June 30, 2023 and 2022, 0.7 million and 4.4 million underlying market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$370,579	$321,155	$360,950	$428,136
Restricted cash included in other current assets	—	107	130	156
Restricted cash included in other non-current assets	380	874	870	1,193
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$370,959	$322,136	$361,950	$429,485
Restricted cash included in “Other non-current assets” in the accompanying consolidated balance sheet at June 30, 2023 primarily consisted of cash reserved to fund consumer claims.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restricted cash included in “Other current assets” in the accompanying consolidated balance sheets at December 31, 2022 and June 30, 2022 primarily consisted of cash reserved to fund insurance claims.
Restricted cash included in “Other current assets” in the accompanying consolidated balance sheet at December 31, 2021 primarily consisted of funds collected from service providers for disputed payments which were not settled as of the period end, in addition to cash reserved to fund insurance claims.
Restricted cash included in “Other non-current assets” in the accompanying consolidated balance sheets for all periods presented above except June 30, 2023 primarily consisted of deposits related to leases. Restricted cash included in “Other non-current assets” in the accompanying consolidated balance sheet at December 31, 2021 also included cash held related to a check endorsement guarantee for Roofing.
Credit Losses
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2023 and 2022:

	2023	2022
	(In thousands)
Balance at January 1	$43,160	$33,652
Current period provision for credit losses	46,876	47,926
Write-offs charged against the allowance for credit losses	(52,874)	(40,764)
Recoveries collected	2,966	2,709
Balance at June 30	$40,128	$43,523
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	June 30, 2023	December 31, 2022
	(In thousands)
Right-of-use assets (included in “other non-current assets”)	$68,186	$61,818
Capitalized software, leasehold improvements, and equipment	$178,722	$146,608
Intangible assets	$177,064	$172,341
Other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Interest income	$4,156	$515	$7,579	$579
Foreign exchange gains (losses)	1,039	(2,264)	1,426	(2,720)
Other	(7)	(1)	(6)	—
Other income (expense), net	$5,188	$(1,750)	$8,999	$(2,141)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The total accrual for legal matters is $9.8 million at June 30, 2023. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including uncertain income tax positions and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 6—Income Taxes” for additional information related to uncertain income tax positions.
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi, was appointed CEO of Angi on October 10, 2022. As a result, for the three and six months ended June 30, 2023, IAC allocated $2.3 million and $4.6 million, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to the Company that were initially paid for by IAC and billed by IAC to the Company.
The Combination and Related Agreements
Additionally, in connection with the transaction resulting in the formation of the Company in 2017, which is referred to as the “Combination,” Angi and IAC entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement, which collectively govern the relationship between IAC and Angi Inc.
The Company was charged by IAC $1.5 million and $3.1 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.3 million for the three and six months ended June 30, 2022 for services rendered pursuant to the services agreement. There were no outstanding payables pursuant to the services agreement at June 30, 2023 and $0.8 million in outstanding payables pursuant to the services agreement at December 31, 2022.
At June 30, 2023 and December 31, 2022, the Company had outstanding payables of $2.4 million and $1.4 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the accompanying consolidated balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the three and six months ended June 30, 2023 and 2022.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other Arrangements
Additionally, the Company subleases office space to IAC and charged rent pursuant to a lease agreement of $0.2 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively. IAC subleases office space to the Company and charged rent pursuant to a lease agreement of $0.3 million and $0.6 million, respectively for both the three and six months ended June 30, 2023 and 2022. At June 30, 2023, the Company has an outstanding receivable of $0.2 million due from IAC pursuant to the sublease agreements. This amount is included in “Other non-current assets” in the accompanying consolidated balance sheet. At December 31, 2022, there were no outstanding receivables or payables pursuant to the sublease agreements.
The Company incurred advertising expense of $1.8 million and $3.6 million for the three and six months ended June 30, 2023, respectively, and $1.9 million and $3.5 million for the three and six months ended June 30, 2022, respectively, related to advertising and audience targeted advertising purchased from other IAC owned businesses. At June 30, 2023, there were related outstanding payables of $1.2 million included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 207,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended June 30, 2023. Additionally, consumers turned to at least one of our brands to find a professional for approximately 27 million projects during the twelve months ended June 30, 2023.
The Company has four operating segments: (i) Ads and Leads; (ii) Services; (iii) Roofing; and (iv) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, Handy, Total Home Roofing, and Angi Roofing.
Ads and Leads provides service professionals the capability to engage with potential customers, including quote and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects. Services consumers can request household services directly through the Angi platform and Angi fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or businesses that customarily provides such services. The matching and pre-priced booking services and related tools and directories are provided to consumers free of charge. Roofing provides roof replacement and repair services through its wholly-owned subsidiary Angi Roofing, LLC.
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
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, we modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the three and six months ended June 30, 2022, if Services revenue were recorded on a net basis, revenue would have been reduced by $71.1 million and $122.8 million, respectively.
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
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.

Results of Operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$209,013	$(51,883)	(20)%	$260,896	$421,948	$(53,295)	(11)%	$475,243
Advertising revenue	70,047	4,858	7%	65,189	137,228	8,137	6%	129,091
Membership subscription revenue	13,231	(2,323)	(15)%	15,554	26,430	(5,361)	(17)%	31,791
Other revenue	196	(27)	(12)%	223	387	(96)	(20)%	483
Total Ads and Leads revenue	292,487	(49,375)	(14)%	341,862	585,993	(50,615)	(8)%	636,608
Services revenue	29,867	(78,365)	(72)%	108,232	61,926	(122,756)	(66)%	184,682
Roofing revenue	24,482	(18,168)	(43)%	42,650	62,854	(16,483)	(21)%	79,337
Intersegment eliminations	(1,001)	949	49%	(1,950)	(2,463)	1,164	32%	(3,627)
Total Domestic revenue	345,835	(144,959)	(30)%	490,794	708,310	(188,690)	(21)%	897,000
International revenue	29,233	4,245	17%	24,988	59,165	4,224	8%	54,941
Total revenue	$375,068	$(140,714)	(27)%	$515,782	$767,475	$(184,466)	(19)%	$951,941

Percentage of Total Revenue:
Domestic	92%			95%	92%			94%
International	8%			5%	8%			6%
Total revenue	100%			100%	100%			100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	Change	% Change	2022	2023	Change	% Change	2022
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	6,862	(1,769)	(21)%	8,631	12,866	(2,583)	(17)%	15,449
Monetized Transactions	7,805	(498)	(6)%	8,303	14,256	(866)	(6)%	15,122
Transacting SPs	207	(57)	(22)%	264
_________________________________________________________
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Ads and Leads revenue decreased $49.4 million, or 14%, due primarily to a decrease in consumer connection revenue of $51.9 million, or 20% and a decrease in membership subscription revenue of $2.3 million, or 15%, due to a decline in monetized transactions and a decline in service professionals in the Angi network, partially offset by an increase in advertising revenue of $4.9 million, or 7% primarily driven by continued growth in sales and improved retention. The decrease in Monetized Transactions was a result of an effort to rationalize sales to service professionals that are unprofitable as well as efforts to increase lead quality, including changes to certain demand channels, to enhance the user experience for both homeowners and service professionals.
Services revenue decreased $78.4 million, or 72%, due primarily to the change to net revenue reporting described above under “Sources of Revenue” and a decrease of $29.9 million due to the shift away from complex and less profitable offerings.
Roofing revenue decreased $18.2 million, or 43%, due primarily to a decline in projects and a strategic shift of operations to select markets.
International revenue increased $4.2 million, or 17%, due primarily to a larger professional network.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Ads and Leads revenue decreased $50.6 million, or 8%, due primarily to a decrease in consumer connection revenue of $53.3 million, or 11%, and a decrease in membership subscription revenue of $5.4 million, or 17%, due to a decline in monetized transactions and a decline in service professionals in the Angi network, partially offset by an increase in advertising revenue of $8.1 million, or 6% primarily driven by growth in sales and improved retention. The decrease in Monetized Transactions was a result of an effort to rationalize sales to service professionals that are unprofitable as well as efforts to increase lead quality, including changes to certain demand channels, to enhance the user experience for both homeowners and service professionals.
Services revenue decreased $122.8 million, or 66%, due primarily to the change to net revenue reporting described above under “Sources of Revenue” and a decrease of $42.6 million due to the shift away from complex and less profitable offerings.
Roofing revenue decreased $16.5 million, or 21%, due primarily to factors described above in the three-month discussion.
International revenue increased $4.2 million, or 8%, due primarily to the factor described above in the three-month discussion.
Cost of revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$31,662	$(96,109)	(75)%	$127,771	$73,703	$(153,066)	(67)%	$226,769
As a percentage of revenue	8%			25%	10%			24%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Ads and Leads cost of revenue decreased $1.5 million, or 15%, and stayed consistent as a percentage of revenue, due primarily to the decrease in revenue of $49.4 million.
Services cost of revenue decreased $80.4 million, or 94%, and decreased as a percentage of revenue, due primarily to a $73.0 million decrease in payments to third-party professional service providers due primarily to the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
Roofing cost of revenue decreased $14.4 million, or 46%, and decreased as a percentage of revenue, due primarily to the reduction of revenue discussed above that resulted in a $7.3 million decrease in roofing material costs and a $4.8 million decrease in third-party professional service providers.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Ads and Leads cost of revenue decreased $2.9 million, or 15%, and stayed consistent as a percentage of revenue, due primarily to the decrease in revenue of $50.6 million.
Services cost of revenue decreased $133.9 million, or 91%, and decreased as a percentage of revenue, due primarily to a $120.7 million decrease in payments to third-party professional service providers due primarily to the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
Roofing cost of revenue decreased $16.5 million, or 28%, and decreased as a percentage of revenue, due primarily to the reduction of revenue discussed above that resulted in a $8.7 million decrease in roofing material costs and a $5.0 million decrease in third-party professional service providers.

Gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Revenue	$375,068	$(140,714)	(27)%	$515,782	$767,475	$(184,466)	(19)%	$951,941
Cost of revenue (exclusive of depreciation shown separately below)	31,662	(96,109)	(75)%	127,771	73,703	(153,066)	(67)%	226,769
Gross profit	$343,406	$(44,605)	(11)%	$388,011	$693,772	$(31,400)	(4)%	$725,172

Gross margin	92%		17%	75%	90%		14%	76%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Angi gross profit decreased $44.6 million, or 11%, due primarily to the decrease in revenue described in the revenue discussion above.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Angi gross profit decreased $31.4 million, or 4%, due primarily to the decrease in revenue described in the revenue discussion above.
Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Selling and marketing expense	$212,713	$(38,446)	(15)%	$251,159	$417,622	$(59,338)	(12)%	$476,960
As a percentage of revenue	57%			49%	54%			50%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Ads and Leads selling and marketing expense decreased $23.8 million, or 11%, driven by decreases in advertising expense of $22.5 million and professional fees of $2.3 million. The decrease in advertising expense was primarily due to a $32.0 million decrease in online advertising spend due to increased efficiency partially offset by a $9.0 million increase in offline advertising spend due to efforts to build awareness of the Angi brand. The decrease in professional fees is primarily due to a decrease in marketing and branding consultancy fees.
Services selling and marketing expense decreased $10.7 million, or 50%, driven by decreases of $7.4 million in professional fees and third-party wages, $4.2 million in compensation expense, and $1.9 million in advertising expense, partially offset by an increase of $3.8 million in service guarantee expense. The decrease in third-party wages and professional fees is primarily due to $5.1 million less in phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $1.1 million less due to streamlined fulfillment operations, partially driven by fewer complex services. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in advertising expense is primarily due to a decrease in service professional marketing spend. The increase in service guarantee expense is due to the aforementioned change in contractual terms and conditions resulting in the change to net revenue reporting such that this expense is no longer a component of cost of revenue, which is where the expense was recorded prior to January 1, 2023.
Roofing selling and marketing expense decreased $3.3 million, or 41%, primarily driven by a decrease of $2.2 million in compensation expense as a result of a reduction in headcount and a strategic shift of operations to select markets.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Ads and Leads selling and marketing expense decreased $28.1 million, or 7%, driven by decreases in advertising expense of $33.0 million and professional fees of $3.9 million, partially offset by an increase in compensation expense of $8.3 million. The decrease in advertising expense was primarily due to a $43.4 million decrease in online advertising spend due to increased efficiency partially offset by a $8.9 million increase in offline advertising spend due to efforts to build awareness of the Angi brand. The decrease in professional fees is primarily due to a decrease in marketing and branding consultancy fees. The increase in compensation is primarily due to increased sales commissions due to the immediate expensing of commissions for certain transactions beginning October 1, 2022.
Services selling and marketing expense decreased $16.9 million, or 42%, driven by decreases of $12.3 million in professional fees and third-party wages, $7.1 million in compensation expense, and $2.9 million in advertising expense, partially offset by an increase of $7.2 million in service guarantee expense. The decrease in professional fees and third-party wages is primarily due to $8.7 million less in phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $2.4 million less due to streamlined fulfillment operations, partially driven by fewer complex services. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in advertising expense is primarily due to a decrease in service professional marketing spend. The increase in service guarantee expense is due to the aforementioned change in contractual terms and conditions such that this expense is no longer a component of cost of revenue, which is where the expense was recorded prior to January 1, 2023.
Roofing selling and marketing expense decreased $4.4 million, or 28%, primarily driven by a decrease of $2.3 million in compensation expense as a result of a reduction in headcount and a strategic shift of operations to select markets.
International selling and marketing expense decreased $8.5 million, or 31%, driven by a decrease of $10.8 million in advertising expense. The decrease in advertising expense is primarily due to improved online efficiency and a decrease in television advertising expense.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
General and administrative expense	$96,985	$(22,641)	(19)%	$119,626	$199,503	$(29,778)	(13)%	$229,281
As a percentage of revenue	26%			23%	26%			24%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Ads and Leads general and administrative expense decreased $15.3 million, or 21%, due primarily to decreases of $4.0 million in compensation expense, $3.9 million in the provision for credit losses, $3.4 million in professional fees, and $2.3 million in third-party wages. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in professional fees is primarily due to a reduction in legal fees. The decrease in third-party wages is primarily due to a reduction in third-party providers.
Services general and administrative expense decreased $5.2 million, or 33%, due primarily to decreases of $3.6 million in compensation expense as a result of a reduction in headcount.
Roofing general and administrative expense decreased $2.8 million, or 42%, due primarily to decreases of $1.2 million in compensation expense as a result of a reduction in headcount.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Ads and Leads general and administrative expense decreased $22.0 million, or 16%, due primarily to decreases of $11.8 million in compensation expense, $3.4 million in third-party wages, and $2.1 million in professional fees. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in third-party wages is primarily due to a reduction in third-party providers. The decrease in professional fees is primarily due to a reduction in legal fees.
Services general and administrative expense decreased $7.2 million, or 24%, due primarily to decreases of $3.6 million in compensation expense and $2.4 million in the provision for credit losses. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in the provision for credit losses is primarily due to improved collection rates and lower revenue.

Roofing general and administrative expense decreased $4.4 million, or 31%, due primarily to a decrease of $2.3 million in compensation expense. The decrease in compensation expense is primarily due to a decrease in stock-based compensation and a reduction in headcount.
Corporate general and administrative expense increased $3.3 million, or 12%, due primarily to an increase of $1.8 million in termination fees for leases as a result of Angi Inc. reducing its real estate footprint in 2023.
Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Product development expense	$25,549	$4,595	22%	$20,954	$50,861	$12,048	31%	$38,813
As a percentage of revenue	7%			4%	7%			4%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Product development expense increased $4.6 million, or 22%. This contrasts with a $24.8 million, or 70%, decrease in capital expenditures for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, which is primarily comprised of internally developed software. The increase in product development expense was driven by a decrease in the percentage of internally developed software that was subject to capitalization in the second quarter of 2023 compared to the second quarter of 2022.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Product development expense increased $12.0 million, or 31%. This contrasts with a $39.8 million, or 64%, decrease in capital expenditures for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which is primarily comprised of internally developed software. The increase in product development expense was driven by a decrease in the percentage of internally developed software that was subject to capitalization in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Depreciation	$22,179	$8,825	66%	$13,354	$47,614	$20,261	74%	$27,353
As a percentage of revenue	6%			3%	6%			3%
For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Depreciation increased primarily due to capitalized software placed in service after the second quarter of 2022.

Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Ads and Leads	$4,791	$(18,501)	(79)%	$23,292	$18,271	$(20,507)	(53)%	$38,778
Services	(5,175)	15,876	75%	(21,051)	(17,627)	29,174	62%	(46,801)
Roofing	(1,302)	2,487	66%	(3,789)	(891)	9,048	91%	(9,939)
Corporate	(16,568)	1,523	8%	(18,091)	(31,507)	(394)	(1)%	(31,113)
Total Domestic	(18,254)	1,385	7%	(19,639)	(31,754)	17,321	35%	(49,075)
International	1,571	2,818	NM	(1,247)	4,601	10,369	NM	(5,768)
Total	$(16,683)	$4,203	20%	$(20,886)	$(27,153)	$27,690	50%	$(54,843)

As a percentage of revenue	(4)%			(4)%	(4)%			(6)%
________________________
NM = Not meaningful
For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Operating losses decreased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 due primarily to the factors described above in the revenue, cost of revenue, sales and marketing, general and administrative, product development, and depreciation expense discussions.
At June 30, 2023, there is $54.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.51 years.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Ads and Leads	$28,155	$(14,009)	(33)%	$42,164	$68,006	$(8,483)	(11)%	$76,489
Services	1,700	15,613	NM	(13,913)	(468)	32,012	99%	(32,480)
Roofing	(1,294)	1,796	58%	(3,090)	(473)	7,643	94%	(8,116)
Corporate	(13,109)	1,993	13%	(15,102)	(25,463)	89	—%	(25,552)
Total Domestic	15,452	5,393	54%	10,059	41,602	31,261	302%	10,341
International	2,837	3,207	NM	(370)	7,191	11,012	NM	(3,821)
Total	$18,289	$8,600	89%	$9,689	$48,793	$42,273	648%	$6,520

As a percentage of revenue	5%			2%	6%			1%

For a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company’s reportable segments, see “Note 5—Segment Information” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Ads and Leads Adjusted EBITDA decreased $14.0 million, or 33%, to $28.2 million, and decreased as a percentage of revenue, driven by lower gross profit due to a decrease in revenue, partially offset by lower selling and marketing expense due to improved marketing efficiency and lower general and administrative expense due to lower compensation costs and other operating expenses.

Services Adjusted EBITDA increased $15.6 million, from a loss of $13.9 million to income of $1.7 million, and increased as a percentage of revenue, driven by higher gross profit due to pricing and fulfillment optimization efforts over the past year and lower operating expenses due to a reduced overall cost base as a result of exiting complex and less profitable offerings.
Roofing Adjusted EBITDA loss decreased $1.8 million, or 58% to $1.3 million, and decreased as a percentage of revenue, driven by a decrease in selling and marketing expense and general and administrative expense due to headcount rationalization and a strategic shift of operations to select markets.
Corporate Adjusted EBITDA loss decreased $2.0 million, or 13%, to $13.1 million, driven by a decrease in sales and marketing expense.
International Adjusted EBITDA increased $3.2 million, from a loss of $0.4 million to income of $2.8 million, driven by lower selling and marketing expense due to more efficient marketing spend.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Ads and Leads Adjusted EBITDA decreased $8.5 million, or 11%, to $68.0 million, and remained constant as a percentage of revenue, driven by lower gross profit due to a decrease in revenue, partially offset by lower selling and marketing expense due to improved marketing efficiency and lower general and administrative expense due to lower compensation costs and other operating expenses.
Services Adjusted EBITDA loss decreased $32.0 million, or 99%, to $0.5 million, and decreased as a percentage of revenue, driven by higher gross profit due to pricing and fulfillment optimization efforts over the past year and lower operating expenses due to a reduced overall cost base as a result of exiting complex and less profitable offerings.
Roofing Adjusted EBITDA loss decreased $7.6 million, or 94% to $0.5 million, and decreased as a percentage of revenue, driven by a decrease in selling and marketing expense and general and administrative expense due to headcount rationalization and a strategic shift of operations to select markets.
International Adjusted EBITDA increased $11.0 million, from a loss of $3.8 million to income of $7.2 million, driven by lower selling and marketing expense due to more efficient marketing spend.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 3—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(In thousands)
Interest expense	$5,034	$8	—%	$5,026	$10,063	$15	—%	$10,048
For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Interest expense was flat compared to the three months ended June 30, 2022.
Other income (expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(In thousands)
Other income (expense), net	$5,188	$6,938	NM	$(1,750)	$8,999	$11,140	NM	$(2,141)
For the three months ended June 30, 2023 and 2022

Other income, net for the three months ended June 30, 2023 primarily includes interest income of $4.2 million, and a foreign currency exchange gain of $1.0 million.
Other expense, net for the three months ended June 30, 2022 primarily includes a foreign currency exchange loss of $2.3 million, partially offset by interest income of $0.5 million.
For the six months ended June 30, 2023 and 2022
Other income, net for the six months ended June 30, 2023 primarily includes interest income of $7.6 million and a foreign currency exchange gain of $1.4 million.
Other expense, net for the six months ended June 30, 2022 primarily includes foreign currency losses of $2.7 million, partially offset by interest income of $0.6 million.
Income tax benefit (provision)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Income tax benefit (provision)	$2,050	$(1,615)	(44)%	$3,665	$(1,262)	$(11,010)	NM	$9,748
Effective income tax rate	12%			13%	NM			15%
For further details of income tax matters, see “Note 6—Income Taxes” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
In 2023, the Company recorded a benefit due primarily to nondeductible stock-based compensation and foreign income taxed at different rates, partially offset by research credits and an adjustment to the forecasted annual effective tax rate.
In 2022, the effective income tax rate was lower than the statutory rate of 21%, due primarily to unbenefited foreign losses and tax shortfalls generated by the exercise and vesting of stock-based awards.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
In 2023, the Company recorded a provision despite a pre-tax loss due primarily to nondeductible stock-based compensation and foreign income taxed at different rates, partially offset by research credits.
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
The following table reconciles net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net loss attributable to Angi Inc. shareholders	$(14,699)	$(24,232)	$(30,024)	$(57,622)
Add back:
Net earnings attributable to noncontrolling interests	220	235	545	338
Income tax (benefit) provision	(2,050)	(3,665)	1,262	(9,748)
Other (income) expense, net	(5,188)	1,750	(8,999)	2,141
Interest expense	5,034	5,026	10,063	10,048
Operating loss	(16,683)	(20,886)	(27,153)	(54,843)
Add back:
Stock-based compensation expense	10,130	13,417	23,007	26,402
Depreciation	22,179	13,354	47,614	27,353
Amortization of intangibles	2,663	3,804	5,325	7,608
Adjusted EBITDA	$18,289	$9,689	$48,793	$6,520
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company’s reportable segments, see “Note 5—Segment Information” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
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

Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as service professional relationships, technology, and trade names, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	June 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents:
United States	$360,488	$311,422
All other countries	10,091	9,733
Total cash and cash equivalents	370,579	321,155

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	4,340	4,716
Total long-term debt, net	$495,660	$495,284
At June 30, 2023, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 3—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$77,779	$7,079
Investing activities	$(21,921)	$(61,974)
Financing activities	$(7,578)	$(11,657)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include provision for credit losses, depreciation, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), amortization of intangibles, and deferred income taxes.
2023
Adjustments to earnings consist primarily of $47.6 million of depreciation, $46.9 million of provision for credit losses, $23.0 million of stock-based compensation expense, $6.7 million of non-cash lease expense, and $5.3 million of amortization of intangibles. The decrease from changes in working capital consists primarily of an increase of $31.2 million in accounts receivable, a decrease of $12.9 million in operating lease liabilities, and an increase of $16.1 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due, in part, to timing of payments.
Net cash used in investing activities includes capital expenditures of $22.3 million primarily related to investments in capitalized software to support the Company’s products and services and purchases of marketable debt securities of $12.4 million, partially offset by proceeds from maturities of marketable debt securities of $12.5 million.
Net cash used in financing activities includes $4.1 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled and $3.4 million for the repurchase of 1.1 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $3.22 per share.

2022
Adjustments to earnings consist primarily of $47.9 million of provision for credit losses, $27.4 million of depreciation, $26.4 million of stock-based compensation expense, $8.4 million of non-cash lease expense (including impairment of right-of-use assets), and $7.6 million of amortization of intangibles, partially offset by deferred income taxes of $12.1 million. The decrease from changes in working capital consists primarily of an increase of $84.1 million in accounts receivable, an increase of $11.1 million in other assets, and a decrease of $8.6 million in operating lease liabilities, partially offset by increases of $55.5 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Services. The increase in other assets is primarily due to an increase in capitalized sales commissions. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is primarily due to increases in accrued expenses related to the 2021 brand integration initiative and accrued roofing material costs related to Roofing.
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
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the six months ended June 30, 2023, the Company repurchased 1.1 million shares, on a trade date basis, of its common stock at an average price of $3.22 per share, or $3.4 million in aggregate. The Company had 14.0 million shares remaining in its share repurchase authorization as of August 4, 2023. The Company may purchase its shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
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
The following table summarizes the aggregate intrinsic value of all awards outstanding as of August 4, 2023; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)
RSUs and other equity awards(a)(b)	99,733	48,336	13,891
Total outstanding employee stock-based awards	$99,733	$48,336	13,891
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

Contractual Obligations
At June 30, 2023, there have been no material changes outside the ordinary course of business to the Company's contractual obligations since the disclosures for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K.
Capital Expenditures
The Company’s 2023 capital expenditures are expected to be lower than 2022 capital expenditures of $116.4 million by approximately 60%, due primarily to decreased investment in capitalized software.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
At June 30, 2023, IAC held all Class B shares of Angi Inc., which represent 83.9% of the economic interest and 98.1% of the voting interest of the Company. As a result, IAC has the ability to control Angi’s financing activities, including the issuance of additional debt and equity securities by Angi or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi’s capital stock and its representation on the Angi board of directors.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2023, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. 1:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended in November 2016, alleged that HomeAdvisor engages in certain deceptive practices affecting the SPs who join its network, including charging them for substandard customer leads and failing to disclose certain charges. The complaint sought certification of a nationwide class consisting of all HomeAdvisor SPs since October 2012, asserted claims for fraud, breach of implied contract, unjust enrichment and violation of the federal RICO statute and the Colorado Consumer Protection Act (“CCPA”), and sought injunctive relief and damages in an unspecified amount.
In July 2018, plaintiffs’ counsel filed a separate putative class action in the U.S. District Court for the District of Colorado, Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, on behalf of the nine SPs also proposed as new plaintiffs in the Airquip case, naming as defendants HomeAdvisor, Angi and IAC (as well as an unrelated company), and asserting 45 claims largely duplicative of those asserted in a proposed second amended complaint in the Airquip case. In November 2018, the judge presiding over the Airquip case issued an order consolidating the two cases to proceed before him under the caption In re HomeAdvisor, Inc. Litigation.
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
False Advertising Litigation against HomeAdvisor
In March 2018, the San Francisco District Attorney filed a lawsuit in the Superior Court of California, People of the State of California v. HomeAdvisor, Inc., No. CGC-18-565008, alleging that HomeAdvisor violated California’s Unfair Competition Law and False Advertising Law by misleading California consumers about the scope of its background check program. The claims focus on certain television commercials, radio advertisements, and website disclosures during the 2014-18 period. In May 2018, the court issued a preliminary injunction against the Company barring it from airing the then-current versions of the advertisements. In May 2020, the state Court of Appeals affirmed the preliminary injunction. The parties then engaged in lengthy settlement negotiations with the assistance of a mediator. On May 18, 2023, the court approved the parties’ proposed consent judgement, pursuant to which the Company agreed to not to make certain representations concerning its background check program and to pay a civil money penalty in the amount of $6,820,000.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2023.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the three months ended June 30, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2023	—	$—	—	15,025,714
May 2023	806,143	$3.24	806,143	14,219,571
June 2023	248,200	$3.15	248,200	13,971,371
Total	1,054,343	$3.22	1,054,343	13,971,371
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorizations previously announced in March 2020.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of June 30, 2023 pursuant to the March 2020 share repurchase authorization. The Company may repurchase shares pursuant to this share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
On June 5, 2023, Angela Hicks Bowman, a director and officer of the Company (Chief Customer Officer), adopted a Rule 10b5-1 trading plan that provides for the sale of up to 60,000 shares of the Company’s Class A common stock and all of the net shares of the Company’s Class A common stock acquired upon the exercise of up to 447,000 Company stock options (the “Plan”). Sales pursuant to the Plan are scheduled to occur (assuming the satisfaction of the applicable price and other conditions set forth in the Plan) during the period commencing on October 4, 2023 and ending on September 13, 2024, absent the earlier amendment or termination of the Plan in accordance with its terms. The Plan is intended to qualify for the affirmative defense of Rule 10b5-1.
No other director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2023.

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

Dated:	August 8, 2023
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer

Signature	Title	Date

/s/ ANDREW RUSSAKOFF	Chief Financial Officer	August 8, 2023
Andrew Russakoff