Form 10-Q
period 2023-09-30
Angi Inc.
filed 2023-11-07
CIK 1705110

As filed with the Securities and Exchange Commission on November 7, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 3, 2023, the following shares of the Registrant’s common stock were outstanding:

Class A Common Stock	85,136,000
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	507,155,247

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$366,825	$321,155
Accounts receivable, net	77,269	93,880
Other current assets	71,702	69,167
Total current assets	515,796	484,202

Capitalized software, leasehold improvements and equipment, net	121,244	153,855
Goodwill	883,468	882,949
Intangible assets, net	170,263	178,105
Deferred income taxes	158,495	145,460
Other non-current assets, net	56,493	63,207
TOTAL ASSETS	$1,905,759	$1,907,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$52,790	$30,862
Deferred revenue	55,162	50,907
Accrued expenses and other current liabilities	195,765	200,015
Total current liabilities	303,717	281,784

Long-term debt, net	495,853	495,284
Deferred income taxes	2,923	2,906
Other long-term liabilities	57,989	76,426

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 106,026 and 102,811 shares, respectively, and outstanding 84,760 and 82,600, respectively	106	103
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 and 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,437,141	1,405,294
Accumulated deficit	(225,459)	(190,079)
Accumulated other comprehensive loss	(937)	(1,172)
Treasury stock, 21,266 and 20,211 shares, respectively	(169,581)	(166,184)
Total Angi Inc. shareholders’ equity	1,041,692	1,048,384
Noncontrolling interests	3,585	2,994
Total shareholders’ equity	1,045,277	1,051,378
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,905,759	$1,907,778
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenue	$371,837	$498,036	$1,139,312	$1,449,977
Cost of revenue (exclusive of depreciation shown separately below)	28,737	109,057	102,440	335,826
Gross profit	343,100	388,979	1,036,872	1,114,151
Operating costs and expenses:
Selling and marketing expense	204,006	234,397	621,628	711,357
General and administrative expense	102,476	128,260	301,979	357,541
Product development expense	21,497	15,816	72,358	54,629
Depreciation	22,596	17,759	70,210	45,112
Amortization of intangibles	2,633	3,805	7,958	11,413
Total operating costs and expenses	353,208	400,037	1,074,133	1,180,052
Operating loss	(10,108)	(11,058)	(37,261)	(65,901)
Interest expense	(5,037)	(5,030)	(15,100)	(15,078)
Other income (expense),net	3,891	(2,296)	12,890	(4,437)
Loss before income taxes	(11,254)	(18,384)	(39,471)	(85,416)
Income tax benefit	5,967	945	4,705	10,693
Net loss	(5,287)	(17,439)	(34,766)	(74,723)
Net earnings attributable to noncontrolling interests	(69)	(40)	(614)	(379)
Net loss attributable to Angi Inc. shareholders	$(5,356)	$(17,479)	$(35,380)	$(75,102)

Per share information attributable to Angi Inc. shareholders:
Basic loss per share	$(0.01)	$(0.03)	$(0.07)	$(0.15)
Diluted loss per share	$(0.01)	$(0.03)	$(0.07)	$(0.15)

Stock-based compensation expense by function:
Selling and marketing expense	$1,822	$1,544	$4,586	$4,674
General and administrative expense	6,906	8,755	22,040	27,052
Product development expense	2,013	2,077	7,122	7,052
Total stock-based compensation expense	$10,741	$12,376	$33,748	$38,778
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(5,287)	$(17,439)	$(34,766)	$(74,723)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(2,182)	(5,129)	236	(9,100)
Total other comprehensive (loss) income	(2,182)	(5,129)	236	(9,100)
Comprehensive loss	(7,469)	(22,568)	(34,530)	(83,823)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(69)	(40)	(614)	(379)
Change in foreign currency translation adjustment attributable to noncontrolling interests	123	310	(1)	579
Comprehensive loss (income) attributable to noncontrolling interests	54	270	(615)	200
Comprehensive loss attributable to Angi Inc. shareholders	$(7,415)	$(22,298)	$(35,145)	$(83,623)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2023
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive Income (Loss)				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of June 30, 2023	$105	105,273	$422	422,019	$—	—	$1,426,280	$(220,103)	$1,122	$(169,581)	$1,038,245	$3,639	$1,041,884
Net (loss) earnings	—	—	—	—	—	—	—	(5,356)	—	—	(5,356)	69	(5,287)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,059)	—	(2,059)	(123)	(2,182)
Stock-based compensation expense	—	—	—	—	—	—	12,104	—	—	—	12,104	—	12,104
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	753	—	—	—	—	(1,243)	—	—	—	(1,242)	—	(1,242)
Balance as of September 30, 2023	$106	106,026	$422	422,019	$—	—	$1,437,141	$(225,459)	$(937)	$(169,581)	$1,041,692	$3,585	$1,045,277

Balance as of December 31, 2022	$103	102,811	$422	422,019	$—	—	$1,405,294	$(190,079)	$(1,172)	$(166,184)	$1,048,384	$2,994	$1,051,378
Net (loss) earnings	—	—	—	—	—	—	—	(35,380)	—	—	(35,380)	614	(34,766)
Other comprehensive income	—	—	—	—	—	—	—	—	235	—	235	1	236
Stock-based compensation expense	—	—	—	—	—	—	37,242	—	—	—	37,242	—	37,242
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	3	3,215	—	—	—	—	(5,358)	—	—	—	(5,355)	—	(5,355)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(3,397)	(3,397)	—	(3,397)
Other	—	—	—	—	—	—	(37)	—	—	—	(37)	(24)	(61)
Balance as of September 30, 2023	$106	106,026	$422	422,019	$—	—	$1,437,141	$(225,459)	$(937)	$(169,581)	$1,041,692	$3,585	$1,045,277
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2022
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of June 30, 2022	$101	100,897	$422	422,019	$—	—	$1,374,200	$(119,251)	$(393)	$(166,184)	$1,088,895	$10,977	$1,099,872
Net (loss) earnings	—	—	—	—	—	—	—	(17,479)	—	—	(17,479)	40	(17,439)
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,819)	—	(4,819)	(310)	(5,129)
Stock-based compensation expense	—	—	—	—	—	—	13,304	—	—	—	13,304	—	13,304
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	853	—	—	—	—	(2,121)	—	—	—	(2,120)	—	(2,120)
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary							7,835				7,835	(7,835)	—
Other	—	—	—	—	—	—	(4)	(1)	—	—	(5)	—	(5)
Balance as of September 30, 2022	$102	101,750	$422	422,019	$—	—	$1,393,214	$(136,731)	$(5,212)	$(166,184)	$1,085,611	$2,872	$1,088,483

Balance as of December 31, 2021	$100	99,745	$422	422,019	$—	—	$1,350,457	$(61,629)	$3,309	$(158,040)	$1,134,619	$10,908	$1,145,527
Net (loss) earnings	—	—	—	—	—	—	—	(75,102)	—	—	(75,102)	379	(74,723)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8,521)	—	(8,521)	(579)	(9,100)
Stock-based compensation expense	—	—	—	—	—	—	40,971	—	—	—	40,971	—	40,971
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2	2,005	—	—	—	—	(6,045)	—	—	—	(6,043)	—	(6,043)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(8,144)	(8,144)	—	(8,144)
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary					—	—	7,835				7,835	(7,835)	—
Other	—	—	—	—	—	—	(4)	—	—	—	(4)	(1)	(5)
Balance as of September 30, 2022	$102	101,750	$422	422,019	$—	—	$1,393,214	$(136,731)	$(5,212)	$(166,184)	$1,085,611	$2,872	$1,088,483
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(34,766)	$(74,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	70,210	45,112
Provision for credit losses	67,288	82,216
Stock-based compensation expense	33,748	38,778
Non-cash lease expense (including impairment of right-of-use assets)	9,571	11,535
Amortization of intangibles	7,958	11,413
Deferred income taxes	(13,015)	(13,950)
Foreign currency transaction (gain) loss	(510)	6,520
Other adjustments, net	(100)	(192)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(50,669)	(102,411)
Other assets	(6,068)	(10,014)
Accounts payable and other liabilities	13,450	26,692
Operating lease liabilities	(17,375)	(13,229)
Income taxes payable and receivable	4,856	2,014
Deferred revenue	4,220	1,597
Net cash provided by operating activities	88,798	11,358

Cash flows from investing activities:
Capital expenditures	(36,105)	(95,521)
Purchases of marketable debt securities	(12,362)	—
Proceeds from maturities of marketable debt securities	12,500	—
Proceeds from sales of fixed assets	336	224
Net cash used in investing activities	(35,631)	(95,297)

Cash flows from financing activities:
Purchases of treasury stock	(3,397)	(8,144)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(4,780)	(5,587)
Other, net	(57)	—
Net cash used in financing activities	(8,234)	(13,731)

Total cash provided (used)	44,933	(97,670)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	127	(2,079)
Net increase (decrease) in cash and cash equivalents and restricted cash	45,060	(99,749)
Cash and cash equivalents and restricted cash at beginning of period	322,136	429,485
Cash and cash equivalents and restricted cash at end of period	$367,196	$329,736
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Over 202,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended September 30, 2023. Additionally, consumers turned to at least one of our brands to find a service professional for approximately 25 million projects during the twelve months ended September 30, 2023.
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
At September 30, 2023, IAC Inc. (“IAC”) owned 83.8% and 98.1% of the economic and voting interests, respectively, of the Company.
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements (referred to herein as “financial statements”) in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. See “Note 10—Related Party Transactions with IAC” for information on transactions between Angi and IAC.
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
In management's opinion, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all normal recurring adjustments necessary for the fair presentation of the Company's consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Segment Changes
In the fourth quarter of 2022, the Company’s segment presentation was changed and our financial information for all prior periods, including the three and nine months ended September 30, 2022, has been recast to reflect the following operating segments: Ads and Leads, Services, Roofing, and International.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its financial statements in accordance with GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates.
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
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, we modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the three and nine months ended September 30, 2022, if Services revenue were recorded on a net basis, revenue would have been reduced by $64.8 million and $187.5 million, respectively.
The Company’s disaggregated revenue disclosures are presented in “Note 5—Segment Information.”
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2022, the current and non-current deferred revenue balances were $50.9 million and $0.1 million, respectively, and during the nine months ended September 30, 2023, the Company recognized $47.0 million of revenue that was included in the deferred revenue balance as of December 31, 2022. At December 31, 2021, the current and non-current deferred revenue balances were $53.8 million and $0.1 million, respectively, and during the nine months ended September 30, 2022, the Company recognized $51.9 million of revenue that was included in the deferred revenue balance as of December 31, 2021.
The current and non-current deferred revenue balances at September 30, 2023 are $55.2 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.

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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$196,679	$—	$—	$196,679
Treasury discount notes	—	99,522	—	99,522
Total	$196,679	$99,522	$—	$296,201

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$189,000	$—	$—	$189,000
Treasury discount notes	—	24,961	—	24,961
Total	$189,000	$24,961	$—	$213,961
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $390.0 million and $368.8 million at September 30, 2023 and December 31, 2022, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2023	December 31, 2022
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	4,147	4,716
Total long-term debt, net	$495,853	$495,284
ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of Angi Inc., issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices, plus accrued and unpaid interest thereon, if any, as set forth in the indenture governing the notes.

The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At September 30, 2023, there were no limitations pursuant thereto.
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the components of accumulated other comprehensive (loss) income. There were no items reclassified out of accumulated other comprehensive (loss) income into earnings during both the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at July 1	$1,122	$(393)
Other comprehensive loss	(2,059)	(4,819)
Balance at September 30	$(937)	$(5,212)

	Nine Months Ended September 30,
	2023	2022
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at January 1	$(1,172)	$3,309
Other comprehensive income (loss)	235	(8,521)
Balance at September 30	$(937)	$(5,212)
At September 30, 2023 and 2022 there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 5—SEGMENT INFORMATION
The Company has determined its operating segments consistent with how the chief operating decision maker views the businesses. Additionally, the Company considers how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market.
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
Domestic
Ads and Leads	$291,993	$345,529	$877,986	$982,137
Services	29,964	105,892	91,890	290,574
Roofing	21,400	25,993	84,254	105,330
Intersegment eliminations(a)	(794)	(2,825)	(3,257)	(6,452)
Total Domestic	342,563	474,589	1,050,873	1,371,589
International	29,274	23,447	88,439	78,388
Total revenue	$371,837	$498,036	$1,139,312	$1,449,977
________________________
(a)    Intersegment eliminations related to Ads and Leads revenue earned from sales to Roofing.
The following table presents the revenue of the Company’s segments disaggregated by type of service:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Domestic:
Ads and Leads:
Consumer connection revenue	$203,579	$262,934	$625,527	$738,177
Advertising revenue	75,074	67,165	212,302	196,256
Membership subscription revenue	13,167	14,795	39,597	46,586
Other revenue	173	635	560	1,118
Total Ads and Leads revenue	291,993	345,529	877,986	982,137
Services revenue	29,964	105,892	91,890	290,574
Roofing revenue	21,400	25,993	84,254	105,330
Intersegment eliminations(a)	(794)	(2,825)	(3,257)	(6,452)
Total Domestic	342,563	474,589	1,050,873	1,371,589
International:
Consumer connection revenue	23,144	15,567	71,260	54,311
Service professional membership subscription revenue	6,023	7,597	16,834	23,211
Advertising and other revenue	107	283	345	866
Total International	29,274	23,447	88,439	78,388
Total revenue	$371,837	$498,036	$1,139,312	$1,449,977
________________________
(a)    Intersegment eliminations related to Ads and Leads revenue earned from sales to Roofing.

Geographic information about revenue and long-lived assets is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
United States	$342,342	$473,835	$1,050,186	$1,369,392
All other countries	29,495	24,201	89,126	80,585
Total	$371,837	$498,036	$1,139,312	$1,449,977

	September 30, 2023	December 31, 2022
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets, and ROU assets):
United States	$116,942	$147,322
All other countries	4,302	6,533
Total	$121,244	$153,855
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating income (loss):
Ads and Leads	$8,115	$22,754	$26,386	$61,532
Services	(3,887)	(10,780)	(21,514)	(57,581)
Roofing	(2,246)	(8,545)	(3,137)	(18,484)
Corporate	(14,854)	(15,542)	(46,361)	(46,655)
International	2,764	1,055	7,365	(4,713)
Total	$(10,108)	$(11,058)	$(37,261)	$(65,901)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Adjusted EBITDA(b):
Ads and Leads	$32,198	$43,344	$100,204	$119,833
Services	$3,534	$(1,942)	$3,066	$(34,422)
Roofing	$(1,983)	$(7,871)	$(2,456)	$(15,987)
Corporate	$(11,933)	$(12,550)	$(37,396)	$(38,102)
International	$4,046	$1,901	$11,237	$(1,920)
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
The following tables reconcile operating income (loss) for the Company’s reportable segments and net loss attributable to Angi Inc. shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$8,115	$6,082	$15,368	$2,633	$32,198
Services	(3,887)	$1,096	$6,325	$—	$3,534
Roofing	(2,246)	$160	$103	$—	$(1,983)
Corporate	(14,854)	$2,921	$—	$—	$(11,933)
International	2,764	$482	$800	$—	$4,046
Total	(10,108)
Interest expense	(5,037)
Other income, net	3,891
Loss before income taxes	(11,254)
Income tax benefit	5,967
Net loss	(5,287)
Net earnings attributable to noncontrolling interests	(69)
Net loss attributable to Angi Inc. shareholders	$(5,356)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2022
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$22,754	$4,979	$12,948	$2,663	$43,344
Services	(10,780)	$4,015	$3,848	$975	$(1,942)
Roofing	(8,545)	$195	$312	$167	$(7,871)
Corporate	(15,542)	$2,992	$—	$—	$(12,550)
International	1,055	$195	$651	$—	$1,901
Total	(11,058)
Interest expense	(5,030)
Other expense, net	(2,296)
Loss before income taxes	(18,384)
Income tax benefit	945
Net loss	(17,439)
Net earnings attributable to noncontrolling interests	(40)
Net loss attributable to Angi Inc. shareholders	$(17,479)

	Nine Months Ended September 30, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$26,386	$16,880	$48,980	$7,958	$100,204
Services	(21,514)	$6,497	$18,083	$—	$3,066
Roofing	(3,137)	$158	$523	$—	$(2,456)
Corporate	(46,361)	$8,965	$—	$—	$(37,396)
International	7,365	$1,248	$2,624	$—	$11,237
Operating loss	(37,261)
Interest expense	(15,100)
Other income, net	12,890
Loss before income taxes	(39,471)
Income tax benefit	4,705
Net loss	(34,766)
Net earnings attributable to noncontrolling interests	(614)
Net loss attributable to Angi Inc. shareholders	$(35,380)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2022
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$61,532	$15,303	$35,010	$7,988	$119,833
Services	(57,581)	$13,068	$7,166	$2,925	$(34,422)
Roofing	(18,484)	$1,410	$587	$500	$(15,987)
Corporate	(46,655)	$8,553	$—	$—	$(38,102)
International	(4,713)	$444	$2,349	$—	$(1,920)
Operating loss	(65,901)
Interest expense	(15,078)
Other expense, net	(4,437)
Loss before income taxes	(85,416)
Income tax benefit	10,693
Net loss	(74,723)
Net earnings attributable to noncontrolling interests	(379)
Net loss attributable to Angi Inc. shareholders	$(75,102)
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax benefit for the three months ended September 30, 2023 was a benefit of $3.9 million due to a higher estimated annual effective tax rate from that applied to the second quarter’s year-to-date ordinary loss from

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
continuing operations. The higher estimated annual effective tax rate was primarily due to reduced foreign income subject to tax in the U.S. and reduced state taxes.
For the three months ended September 30, 2023, the Company recorded an income tax benefit of $6.0 million, which represents an effective income tax rate of 53%. The effective income tax rate is higher than the statutory rate of 21% due primarily to benefits related to a change in the annual expected effective income tax rate, research credits, and a reconciliation of income tax provision accruals to tax returns, partially offset by tax shortfalls generated by the vesting for stock-based awards. For the nine months ended September 30, 2023, the Company recorded an income tax benefit of $4.7 million, which represents an effective income tax rate of 12%. The effective income tax rate is lower than the statutory rate of 21% due primarily to tax shortfalls generated by the vesting and exercise for stock-based awards and nondeductible stock-based compensation, partially offset by research credits. For the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $0.9 million and $10.7 million, which represents an effective income tax rate of 5% and 13%, respectively. For the three months ended September 30, 2022, the effective income tax rate is lower than the statutory rate of 21% due primarily to tax shortfalls generated by the vesting and exercise for stock-based awards and provisions related to a change in the annual expected effective income tax rate. For the nine months ended September 30, 2022, the effective income tax rate is lower than the statutory rate of 21% due primarily to tax shortfalls generated by the vesting and exercise for stock-based awards and nondeductible stock-based compensation expense.
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
At September 30, 2023 and December 31, 2022, the Company has unrecognized tax benefits, including interest, of $7.4 million and $6.2 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at September 30, 2023 are subsequently recognized, the income tax provision would be reduced by $7.0 million. The comparable amount as of December 31, 2022 is $5.8 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $0.2 million by September 30, 2024 due to settlements; $0.1 million of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At September 30, 2023, the Company has a U.S. gross deferred tax asset of $221.1 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $24.1 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $197.0 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $108.1 million. The Company expects to generate sufficient future taxable income of at least $514.7 million prior to the expiration of these NOLs, the majority of which expire between 2032 and 2037, and a portion of which never expire, to fully realize this deferred tax asset.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7—LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(5,287)	$(5,287)	$(17,439)	$(17,439)
Net loss attributable to noncontrolling interests	(69)	(69)	(40)	(40)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(5,356)	$(5,356)	$(17,479)	$(17,479)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	506,332	506,332	503,202	503,202
Dilutive securities (a) (b)	—	—	—	—
Denominator for loss per share—weighted average shares	506,332	506,332	503,202	503,202

Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

	Nine Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(34,766)	$(34,766)	$(74,723)	$(74,723)
Net loss attributable to noncontrolling interests	(614)	(614)	(379)	(379)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(35,380)	$(35,380)	$(75,102)	$(75,102)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	505,822	505,822	502,558	502,558
Dilutive securities (a) (b)	—	—	—	—
Denominator for loss per share—weighted average shares	505,822	505,822	502,558	502,558

Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Loss per share	$(0.07)	$(0.07)	$(0.15)	$(0.15)
________________________

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three and nine months ended September 30, 2023 and 2022, 27.4 million and 22.9 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(b)    Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three and nine months ended September 30, 2023 and 2022, 0.6 million and 0.9 million underlying market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$366,825	$321,155	$328,795	$428,136
Restricted cash included in other current assets	—	107	101	156
Restricted cash included in other non-current assets	371	874	840	1,193
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$367,196	$322,136	$329,736	$429,485
Restricted cash included in “Other non-current assets” in the accompanying consolidated balance sheet at September 30, 2023 primarily consisted of cash reserved to fund consumer claims.
Restricted cash included in “Other current assets” in the accompanying consolidated balance sheets at December 31, 2022 and September 30, 2022 primarily consisted of cash reserved to fund insurance claims.
Restricted cash included in “Other current assets” in the accompanying consolidated balance sheet at December 31, 2021 primarily consisted of funds collected from service providers for disputed payments which were not settled as of the period end, in addition to cash reserved to fund insurance claims.
Restricted cash included in “Other non-current assets” in the accompanying consolidated balance sheets for all periods presented above except September 30, 2023 primarily consisted of deposits related to leases. Restricted cash included in “Other non-current assets” in the accompanying consolidated balance sheet at September 30, 2022 and December 31, 2021 also included cash held related to a check endorsement guarantee for Roofing.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Losses
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2023 and 2022:

	2023	2022
	(In thousands)
Balance at January 1	$43,160	$33,652
Current period provision for credit losses	67,288	82,216
Write-offs charged against the allowance for credit losses	(78,680)	(72,212)
Recoveries collected	4,352	4,136
Balance at September 30	$36,120	$47,792
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	September 30, 2023	December 31, 2022
	(In thousands)
Right-of-use assets (included in “other non-current assets”)	$71,436	$61,818
Capitalized software, leasehold improvements, and equipment	$194,460	$146,608
Intangible assets	$179,362	$172,341
Other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Interest income	$4,871	$1,556	$12,450	$2,135
Foreign exchange (losses) gains	(993)	(3,852)	433	(6,572)
Other	13	—	7	—
Other income (expense), net	$3,891	$(2,296)	$12,890	$(4,437)
NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The total accrual for legal matters is $5.3 million at September 30, 2023. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including uncertain income tax positions and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 6—Income Taxes” for additional information related to uncertain income tax positions.
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi, was appointed CEO of Angi on October 10, 2022. As a result, for the three and nine months ended September 30, 2023, IAC allocated $2.6 million and $7.2 million, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to the Company that were initially paid for by IAC and billed by IAC to the Company.
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
The Company was charged by IAC $1.8 million and $4.8 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2022 for services rendered pursuant to the services agreement. There were no outstanding payables pursuant to the services agreement at September 30, 2023 and $0.8 million in outstanding payables pursuant to the services agreement at December 31, 2022.
At September 30, 2023 and December 31, 2022, the Company had outstanding payables of $2.8 million and $1.4 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the accompanying consolidated balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the three and nine months ended September 30, 2023 and 2022.
Other Arrangements
Additionally, the Company subleases office space to IAC and charged rent pursuant to a lease agreement of less than $0.1 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2022, respectively. IAC subleases office space to the Company and charged rent pursuant to a lease agreement of $0.4 million and $1.0 million, respectively for both the three and nine months ended September 30, 2023 and 2022. At September 30, 2023, the Company has an outstanding receivable of $0.2 million due from IAC pursuant to the sublease agreements. This amount is included in “Other non-current assets” in the accompanying consolidated balance sheet. At December 31, 2022, there were no outstanding receivables or payables pursuant to the sublease agreements.
The Company incurred advertising expense of $1.5 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, and $1.7 million and $5.2 million for the three and nine months ended September 30, 2022, respectively, related to advertising and audience targeted advertising purchased from another IAC owned business. At September 30, 2023 and December 31, 2022, there were related outstanding payables of $0.9 million and $1.1 million, respectively, included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet.
NOTE 11—SUBSEQUENT EVENTS
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary Total Home Roofing, LLC (“THR”) to a non-public third-party. THR comprises the entirety of the Roofing segment. See “Note 5—Segment Information” for additional information related to the Roofing segment results included in the financial statements.

Subsequent to September 30, 2023, Angi Inc. management announced its intent to put in place a share repurchase plan with the intent of utilizing the full 14.0 million shares remaining in its current stock repurchase authorization.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 202,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended September 30, 2023. Additionally, consumers turned to at least one of our brands to find a professional for approximately 25 million projects during the twelve months ended September 30, 2023.
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
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms, which include the principal operating metrics we use in managing our business, are defined below:
•Ads and Leads Revenue primarily reflects domestic consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers.
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
Ads and Leads Revenue is primarily derived from (i) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), (ii) advertising revenue, which includes revenue from service professionals under contract for advertising, and (iii) membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors including the service requested, product experience offered, and geographic location of service. Services is primarily comprised of revenue from jobs sourced directly through the platform and through retail partnerships and completed by a service professional assigned by our platform. Roofing consists of revenue from roofing projects. International is primarily comprised of revenue from consumer connection revenue for consumer matches and membership subscription from service professional and consumers.
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, we modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the three and nine months ended September 30, 2022, if Services revenue were recorded on a net basis, revenue would have been reduced by $64.8 million and $187.5 million, respectively.
Cost of Revenue and Gross Profit
Cost of revenue, which excludes depreciation, consists primarily of (i) roofing material costs associated with Roofing, (ii) payments made to independent third-party service professionals who perform work contracted under Services arrangements that were entered into prior to January 1, 2023 and the change to net revenue reporting or Roofing arrangements, (iii) credit card processing fees, and (iv) hosting fees.
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
•General and administrative expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, (ii) provision for credit losses, (iii) software license and maintenance costs, (iv) outsourced personnel costs for personnel engaged in assisting in customer service functions, (v) fees for professional services, and (vi) facilities costs. Our customer service function includes personnel who provide support to our service professionals and consumers.

•Product development expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, (ii) outsourced personnel costs for personnel engaged in product development, and (iii) software license and maintenance costs.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.

Results of Operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$203,579	$(59,355)	(23)%	$262,934	$625,527	$(112,650)	(15)%	$738,177
Advertising revenue	75,074	7,909	12%	67,165	212,302	16,046	8%	196,256
Membership subscription revenue	13,167	(1,628)	(11)%	14,795	39,597	(6,989)	(15)%	46,586
Other revenue	173	(462)	(73)%	635	560	(558)	(50)%	1,118
Total Ads and Leads revenue	291,993	(53,536)	(15)%	345,529	877,986	(104,151)	(11)%	982,137
Services revenue	29,964	(75,928)	(72)%	105,892	91,890	(198,684)	(68)%	290,574
Roofing revenue	21,400	(4,593)	(18)%	25,993	84,254	(21,076)	(20)%	105,330
Intersegment eliminations	(794)	2,031	72%	(2,825)	(3,257)	3,195	50%	(6,452)
Total Domestic revenue	342,563	(132,026)	(28)%	474,589	1,050,873	(320,716)	(23)%	1,371,589
International revenue	29,274	5,827	25%	23,447	88,439	10,051	13%	78,388
Total revenue	$371,837	$(126,199)	(25)%	$498,036	$1,139,312	$(310,665)	(21)%	$1,449,977

Percentage of Total Revenue:
Domestic	92%			95%	92%			95%
International	8%			5%	8%			5%
Total revenue	100%			100%	100%			100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	Change	% Change	2022	2023	Change	% Change	2022
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	6,065	(1,836)	(23)%	7,901	18,931	(4,419)	(19)%	23,350
Monetized Transactions	7,355	(424)	(5)%	7,779	21,611	(1,290)	(6)%	22,901
Transacting SPs	202	(43)	(17)%	245
_________________________________________________________
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Ads and Leads revenue decreased $53.5 million, or 15%, due primarily to a decrease in consumer connection revenue of $59.4 million, or 23% and a decrease in membership subscription revenue of $1.6 million, or 11%, due to a decline in Monetized Transactions and a decline in service professionals in the Angi network, partially offset by an increase of $7.9 million, or 12%, in advertising revenue. The decrease in Monetized Transactions was a result of an effort to rationalize sales to service professionals that are unprofitable, as well as efforts to increase lead quality, including changes to certain demand channels, to enhance the user experience for both homeowners and service professionals. The increase in advertising revenue was primarily driven by continued growth in sales and improved retention.
Services revenue decreased $75.9 million, or 72%, due primarily to the change to net revenue reporting described above under “Sources of Revenue,” a decrease of $27.1 million due to the continued shift away from complex and less profitable offerings, and lower Service Requests.
Roofing revenue decreased $4.6 million, or 18%, due primarily to a decline in projects and a strategic shift of operations to select markets.
International revenue increased $5.8 million, or 25%, due primarily to a larger service professional network and higher revenue per service professional.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Ads and Leads revenue decreased $104.2 million, or 11%, due primarily to a decrease in consumer connection revenue of $112.7 million, or 15%, and a decrease in membership subscription revenue of $7.0 million, or 15%, due to a decline in Monetized Transactions and a decline in service professionals in the Angi network, partially offset by an increase of $16.0 million, or 8%, in advertising revenue. The decrease in Monetized Transactions was a result of an effort to rationalize sales to service professionals that are unprofitable, as well as efforts to increase lead quality, including changes to certain demand channels, to enhance the user experience for both homeowners and service professionals. The increase in advertising revenue was primarily driven by growth in sales and improved retention.
Services revenue decreased $198.7 million, or 68%, due primarily to the change to net revenue reporting described above under “Sources of Revenue,” a decrease of $69.6 million due to the continued shift away from complex and less profitable offerings, and lower Service Requests.
Roofing revenue decreased $21.1 million, or 20%, due primarily to factors described above in the three-month discussion.
International revenue increased $10.1 million, or 13%, due primarily to the factors described above in the three-month discussion.
Cost of revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$28,737	$(80,320)	(74)%	$109,057	$102,440	$(233,386)	(69)%	$335,826
As a percentage of revenue	8%			22%	9%			23%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Ads and Leads cost of revenue decreased $1.7 million, or 17%, and stayed consistent as a percentage of revenue, due primarily to the decrease in revenue of $53.5 million.
Services cost of revenue decreased $72.8 million, or 94%, and decreased as a percentage of revenue, due primarily to a $66.2 million decrease in payments to third-party professional service providers due primarily to the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
Roofing cost of revenue decreased $5.9 million, or 28%, and decreased as a percentage of revenue, due primarily to the reduction of revenue discussed above that resulted in a $2.3 million decrease in roofing material costs and a $1.0 million decrease in third-party professional service providers.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Ads and Leads cost of revenue decreased $4.6 million, or 16%, and stayed consistent as a percentage of revenue, due primarily to the decrease in revenue of $104.2 million.
Services cost of revenue decreased $206.8 million, or 92%, and decreased as a percentage of revenue, due primarily to a $186.9 million decrease in payments to third-party professional service providers due primarily to the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
Roofing cost of revenue decreased $22.4 million, or 28%, and decreased as a percentage of revenue, due primarily to the reduction of revenue discussed above that resulted in a $11.0 million decrease in roofing material costs and a $6.0 million decrease in third-party professional service providers.

Gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Revenue	$371,837	$(126,199)	(25)%	$498,036	$1,139,312	$(310,665)	(21)%	$1,449,977
Cost of revenue (exclusive of depreciation shown separately below)	28,737	(80,320)	(74)%	109,057	102,440	(233,386)	(69)%	335,826
Gross profit	$343,100	$(45,879)	(12)%	$388,979	$1,036,872	$(77,279)	(7)%	$1,114,151

Gross margin	92%		14%	78%	91%		14%	77%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Angi gross profit decreased $45.9 million, or 12%, due primarily to the decrease in revenue described in the revenue discussion above.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Angi gross profit decreased $77.3 million, or 7%, due primarily to the decrease in revenue described in the revenue discussion above.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Selling and marketing expense	$204,006	$(30,391)	(13)%	$234,397	$621,628	$(89,729)	(13)%	$711,357
As a percentage of revenue	55%			47%	55%			49%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Ads and Leads selling and marketing expense decreased $21.3 million, or 10%, driven by decreases in advertising expense of $18.4 million. The decrease in advertising expense was primarily due to a $32.8 million decrease in online advertising spend due to increased efficiency, partially offset by a $15.8 million increase in television spend due to efforts to build awareness of the Angi brand.
Services selling and marketing expense decreased $9.7 million, or 53%, driven by decreases of $5.6 million in professional fees and third-party wages, $5.1 million in compensation expense, and $2.3 million in advertising expense, partially offset by an increase of $4.1 million in service guarantee expense. The decrease in professional fees and third-party wages is primarily due to $1.8 million less in phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $2.8 million less due to streamlined fulfillment operations, partially driven by fewer complex services. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in advertising expense is primarily due to a decrease in service professional marketing spend. The increase in service guarantee expense is due to the aforementioned change in contractual terms and conditions resulting in the change to net revenue reporting such that this expense is no longer a component of cost of revenue, which is where the expense was recorded prior to January 1, 2023.
Roofing selling and marketing expense decreased $2.7 million, or 37%, primarily driven by a decrease of $1.4 million in advertising expense as a result of lower and more efficient marketing spend.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Ads and Leads selling and marketing expense decreased $49.5 million, or 8%, driven by decreases in advertising expense of $51.4 million and professional fees of $4.1 million, partially offset by an increase in compensation expense of $7.8 million. The decrease in advertising expense was primarily due to a $76.2 million decrease in online advertising spend due to increased efficiency, partially offset by a $24.6 million increase in television spend due to efforts to build awareness of the Angi brand. The decrease in professional fees is primarily due to a decrease in background checks, marketing and branding consultancy fees. The increase in compensation expense is primarily due to increased sales commissions due to the immediate expensing of commissions for certain transactions beginning October 1, 2022.
Services selling and marketing expense decreased $26.5 million, or 46%, driven by decreases of $17.9 million in professional fees and third-party wages, $12.2 million in compensation expense, and $5.2 million in advertising expense, partially offset by an increase of $11.4 million in service guarantee expense. The decrease in professional fees and third-party wages is primarily due to $10.5 million less in phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $5.2 million less due to streamlined fulfillment operations, partially driven by fewer complex services. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in advertising expense is primarily due to a decrease in service professional marketing spend. The increase in service guarantee expense is due to the aforementioned change in contractual terms and conditions such that this expense is no longer a component of cost of revenue, which is where the expense was recorded prior to January 1, 2023.
Roofing selling and marketing expense decreased $7.2 million, or 31%, primarily driven by a decrease of $3.3 million in compensation expense as a result of a reduction in headcount and a strategic shift of operations to select markets.
International selling and marketing expense decreased $7.0 million, or 20%, driven by a decrease of $10.3 million in advertising expense, partially offset by an increase in compensation expense of $2.7 million. The decrease in advertising expense is primarily due to improved online efficiency and a decrease in television advertising expense. The increase in compensation expense is primarily driven by an increase in headcount.
General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
General and administrative expense	$102,476	$(25,784)	(20)%	$128,260	$301,979	$(55,562)	(16)%	$357,541
As a percentage of revenue	28%			26%	27%			25%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Ads and Leads general and administrative expense decreased $22.8 million, or 27%, due primarily to decreases of $14.1 million in the provision for credit losses, $6.3 million in professional fees, $3.1 million in third-party wages, and $1.8 million in compensation expense. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in professional fees is primarily due to a reduction in legal fees. The decrease in third-party wages is primarily due to a reduction in third-party providers. The decrease in compensation expense is primarily due to a reduction in headcount.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Ads and Leads general and administrative expense decreased $44.8 million, or 20%, due primarily to decreases of $14.9 million in the provision for credit losses, $12.1 million in compensation expense, $8.5 million in professional fees, and $6.5 million in third-party wages. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in professional fees is primarily due to a reduction in legal fees. The decrease in third-party wages is primarily due to a reduction in third-party providers.
Services general and administrative expense decreased $8.9 million, or 20%, due primarily to decreases of $6.9 million in compensation expense and $3.9 million in the provision for credit losses. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in the provision for credit losses is primarily due to improved collection rates and lower revenue.
Roofing general and administrative expense decreased $6.3 million, or 32%, primarily driven by a decrease of $3.4 million in compensation expense as a result of a reduction in headcount and a strategic shift of operations to select markets.

Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Product development expense	$21,497	$5,681	36%	$15,816	$72,358	$17,729	32%	$54,629
As a percentage of revenue	6%			3%	6%			4%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Product development expense increased $5.7 million, or 36%. This contrasts with a $19.6 million, or 59%, decrease in capital expenditures, which is primarily comprised of internally developed software. The increase in product development expense was driven by a decrease in the percentage of internally developed software that was subject to capitalization.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Product development expense increased $17.7 million, or 32%. This contrasts with a $59.4 million, or 62%, decrease in capital expenditures, which is primarily comprised of internally developed software. The increase in product development expense was driven by a decrease in the percentage of internally developed software that was subject to capitalization.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Depreciation	$22,596	$4,837	27%	$17,759	$70,210	$25,098	56%	$45,112
As a percentage of revenue	6%			4%	6%			3%
For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Depreciation increased due primarily to investments in capitalized software made in prior periods which are being depreciated over an average useful life of two years.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Ads and Leads	$8,115	$(14,639)	(64)%	$22,754	$26,386	$(35,146)	(57)%	$61,532
Services	(3,887)	6,893	64%	(10,780)	(21,514)	36,067	63%	(57,581)
Roofing	(2,246)	6,299	74%	(8,545)	(3,137)	15,347	83%	(18,484)
Corporate	(14,854)	688	4%	(15,542)	(46,361)	294	1%	(46,655)
Total Domestic	(12,872)	(759)	(6)%	(12,113)	(44,626)	16,562	27%	(61,188)
International	2,764	1,709	162%	1,055	7,365	12,078	NM	(4,713)
Total	$(10,108)	$950	9%	$(11,058)	$(37,261)	$28,640	43%	$(65,901)

As a percentage of revenue	(3)%			(2)%	(3)%			(5)%
________________________
NM = Not meaningful
For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022

Operating losses decreased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 due primarily to the factors described above in the revenue, cost of revenue, selling and marketing, general and administrative, product development, and depreciation expense discussions.
At September 30, 2023, there is $51.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.35 years.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Ads and Leads	$32,198	$(11,146)	(26)%	$43,344	$100,204	$(19,629)	(16)%	$119,833
Services	3,534	5,476	NM	(1,942)	3,066	37,488	NM	(34,422)
Roofing	(1,983)	5,888	75%	(7,871)	(2,456)	13,531	85%	(15,987)
Corporate	(11,933)	617	5%	(12,550)	(37,396)	706	2%	(38,102)
Total Domestic	21,816	835	4%	20,981	63,418	32,096	102%	31,322
International	4,046	2,145	113%	1,901	11,237	13,157	NM	(1,920)
Total	$25,862	$2,980	13%	$22,882	$74,655	$45,253	154%	$29,402

As a percentage of revenue	7%			5%	7%			2%

For a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company’s reportable segments, see “Note 5—Segment Information” to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Ads and Leads Adjusted EBITDA decreased $11.1 million, or 26%, to $32.2 million, and decreased as a percentage of revenue, driven by lower gross profit due to a decrease in revenue, partially offset by lower general and administrative expense due to lower compensation costs and other operating expenses and lower selling and marketing expense due to improved marketing efficiency.
Services Adjusted EBITDA increased $5.5 million, from a loss of $1.9 million to income of $3.5 million, and increased as a percentage of revenue, driven by higher gross profit due to pricing and fulfillment optimization efforts over the past year and lower operating expenses due to a reduced overall cost base as a result of exiting complex and less profitable offerings.
Roofing Adjusted EBITDA loss decreased $5.9 million, or 75%, to $2.0 million, and decreased as a percentage of revenue, driven by a decrease in selling and marketing expense and general and administrative expense due to headcount rationalization and a strategic shift of operations to select markets.
International Adjusted EBITDA increased $2.1 million, or 113%, to $4.0 million, driven by an increase in revenue and lower selling and marketing expense due to more efficient marketing spend.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Ads and Leads Adjusted EBITDA decreased $19.6 million, or 16%, to $100.2 million, and decreased as a percentage of revenue, driven by lower gross profit due to a decrease in revenue, partially offset by lower selling and marketing expense due to improved marketing efficiency and lower general and administrative expense due to lower compensation costs and other operating expenses.
Services Adjusted EBITDA increased $37.5 million, from a loss of $34.4 million to income of $3.1 million, and decreased as a percentage of revenue, driven by higher gross profit due to pricing and fulfillment optimization efforts over the past year and lower operating expenses due to a reduced overall cost base as a result of exiting complex and less profitable offerings.

Roofing Adjusted EBITDA loss decreased $13.5 million, or 85%, to $2.5 million, and decreased as a percentage of revenue, driven by a decrease in selling and marketing expense and general and administrative expense due to headcount rationalization and a strategic shift of operations to select markets.
International Adjusted EBITDA increased $13.2 million, from a loss of $1.9 million to income of $11.2 million, driven by an increase in revenue and lower selling and marketing expense due to more efficient marketing spend.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 3—Long-term Debt” to the financial statements included in “Item 1. Consolidated Financial Statements.”

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(In thousands)
Interest expense	$5,037	$7	—%	$5,030	$15,100	$22	—%	$15,078
For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Interest expense was flat compared to the three and nine months ended September 30, 2022.
Other income (expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(In thousands)
Other income (expense), net	$3,891	$6,187	NM	$(2,296)	$12,890	$17,327	NM	$(4,437)
For the three months ended September 30, 2023 and 2022
Other income (expense), net for the three months ended September 30, 2023 primarily includes interest income of $4.9 million, partially offset by a foreign currency exchange loss of $1.0 million.
Other income (expense), net for the three months ended September 30, 2022 primarily includes a foreign currency exchange loss of $3.9 million, partially offset by interest income of $1.6 million.
For the nine months ended September 30, 2023 and 2022
Other income (expense), net for the nine months ended September 30, 2023 primarily includes interest income of $12.4 million and a foreign currency exchange gain of $0.4 million.
Other income (expense), net for the nine months ended September 30, 2022 primarily includes foreign currency losses of $6.6 million, partially offset by interest income of $2.1 million.
Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Income tax benefit	$5,967	$5,022	531%	$945	$4,705	$(5,988)	(56)%	$10,693
Effective income tax rate	53%			5%	12%			13%
For further details of income tax matters, see “Note 6—Income Taxes” to the financial statements included in “Item 1. Consolidated Financial Statements.”

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
In 2023, the Company recorded a benefit due primarily to benefits related to a change in the annual expected effective income tax rate, research credits, and a reconciliation of income tax provision accruals to tax returns, partially offset by tax shortfalls generated by the vesting for stock-based awards.
In 2022, the effective income tax rate was lower than the statutory rate of 21% due primarily to tax shortfalls generated by the vesting and exercise of stock-based awards and provisions related to a change in the annual expected effective income tax rate driven by unrecognized state tax losses.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
In 2023, the effective income tax rate was lower than the statutory rate of 21% due primarily to tax shortfalls generated by the vesting and exercise for stock-based awards and nondeductible stock-based compensation, partially offset by research credits.
In 2022, the effective income tax rate was lower than the statutory rate of 21% due primarily to tax shortfalls generated by the vesting and exercise of stock-based awards and nondeductible stock-based compensation expense.

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
The following table reconciles net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net loss attributable to Angi Inc. shareholders	$(5,356)	$(17,479)	$(35,380)	$(75,102)
Add back:
Net earnings attributable to noncontrolling interests	69	40	614	379
Income tax benefit	(5,967)	(945)	(4,705)	(10,693)
Other (income) expense, net	(3,891)	2,296	(12,890)	4,437
Interest expense	5,037	5,030	15,100	15,078
Operating loss	(10,108)	(11,058)	(37,261)	(65,901)
Add back:
Stock-based compensation expense	10,741	12,376	33,748	38,778
Depreciation	22,596	17,759	70,210	45,112
Amortization of intangibles	2,633	3,805	7,958	11,413
Adjusted EBITDA	$25,862	$22,882	$74,655	$29,402
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company’s reportable segments, see “Note 5—Segment Information” to the financial statements included in “Item 1. Consolidated Financial Statements.”
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

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	September 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents:
United States	$359,187	$311,422
All other countries	7,638	9,733
Total cash and cash equivalents	366,825	321,155

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	4,147	4,716
Total long-term debt, net	$495,853	$495,284
At September 30, 2023, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 3—Long-term Debt” to the financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$88,798	$11,358
Investing activities	$(35,631)	$(95,297)
Financing activities	$(8,234)	$(13,731)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include depreciation, provision for credit losses, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), amortization of intangibles, and deferred income taxes.
2023
Adjustments to net loss consist primarily of $70.2 million of depreciation, $67.3 million of provision for credit losses, $33.7 million of stock-based compensation expense, $9.6 million of non-cash lease expense, and $8.0 million of amortization of intangibles. The decrease from changes in working capital consists primarily of an increase of $50.7 million in accounts receivable, a decrease of $17.4 million in operating lease liabilities, and an increase of $13.5 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due, in part, to timing of payments.
Net cash used in investing activities includes capital expenditures of $36.1 million primarily related to investments in capitalized software to support the Company’s products and services and purchases of marketable debt securities of $12.4 million, partially offset by maturities of marketable debt securities of $12.5 million.
Net cash used in financing activities includes $4.8 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled and $3.4 million for the repurchase of 1.1 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $3.22 per share.

2022
Adjustments to net loss consist primarily of $82.2 million of provision for credit losses, $45.1 million of depreciation, $38.8 million of stock-based compensation expense, $11.5 million of non-cash lease expense (including impairment of right-of-use assets), and $11.4 million of amortization of intangibles, partially offset by deferred income taxes of $14.0 million. The decrease from changes in working capital consists primarily of an increase of $102.4 million in accounts receivable, an increase of $10.0 million in other assets, and a decrease of $13.2 million in operating lease liabilities, partially offset by increases of $26.7 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Services. The increase in other assets is primarily due to an increase in capitalized sales commissions. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is primarily due to increases in accrued expenses related to the 2021 brand integration initiative and accrued roofing material costs related to Roofing.
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
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the nine months ended September 30, 2023, the Company repurchased 1.1 million shares, on a trade date basis, of its common stock at an average price of $3.22 per share, or $3.4 million in aggregate. The Company had 14.0 million shares remaining in its share repurchase authorization as of November 3, 2023. The Company may purchase its shares pursuant to its authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors the Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
As of the date of this filing, the Company intends to put in place a share repurchase plan with the intent of utilizing the full 14.0 million shares remaining in its stock repurchase authorization. The plan will be subject to price and volume limitations.
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
The following table summarizes the aggregate intrinsic value of all awards outstanding as of November 3, 2023; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)
RSUs and other equity awards(a)(b)	42,262	20,356	13,117
Total outstanding employee stock-based awards	$42,262	$20,356	13,117
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

Contractual Obligations
At September 30, 2023, there have been no material changes outside the ordinary course of business to the Company's contractual obligations since the disclosures for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K.
Capital Expenditures
The Company’s 2023 capital expenditures are expected to be lower than 2022 capital expenditures of $116.4 million by approximately 55%, due primarily to decreased investment in capitalized software.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
At September 30, 2023, IAC held all Class B shares of Angi Inc., which represent 83.8% of the economic interest and 98.1% of the voting interest of the Company. As a result, IAC has the ability to control Angi’s financing activities, including the issuance of additional debt and equity securities by Angi or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi’s capital stock and its representation on the Angi board of directors.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2023, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. 1:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended in November 2016, alleged that HomeAdvisor engages in certain deceptive practices affecting the SPs who join its network, including charging them for substandard customer leads and failing to disclose certain charges. The complaint sought certification of a nationwide class consisting of all HomeAdvisor SPs since October 2012, asserted claims for fraud, breach of implied contract, unjust enrichment and violation of the federal RICO statute and the Colorado Consumer Protection Act, and sought injunctive relief and damages in an unspecified amount.
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
In September 2019, the court granted the plaintiffs’ motion for leave to file a consolidated second amended complaint, naming as defendants, in addition to HomeAdvisor, Angi and IAC, CraftJack, Inc. (a wholly-owned subsidiary of the Company) and two unrelated entities. In October and December 2019, the four defendants affiliated with HomeAdvisor filed motions to dismiss certain claims in the amended complaint. In September 2020, the court issued an order granting in part and denying in part the defendants’ motions to dismiss; the court’s dismissal of the RICO claim was with prejudice as to all the defendants. In May 2022, the plaintiffs filed a motion for class certification. In June 2022, the Company opposed the motion, which remains pending.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2023.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2023. As of that date, 13,971,371 shares of Angi Class A common stock remained available for repurchase under the Company's previously announced March 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
As of the date of this filing, the Company intends to put in place a share repurchase plan with the intent of utilizing the full 13,971,371 shares remaining in its stock repurchase authorization. The plan will be subject to price and volume limitations.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
On August 15, 2023, Kulesh Shanmugasundaram, an officer of the Company (Chief Technology Officer), adopted a Rule 10b5-1 trading plan that provides for the sale of up to 48,000 shares of Angi Class A common stock and all of the net shares of Angi Class A common stock acquired upon the vesting of up to 200,000 restricted stock units scheduled to vest on March 1, 2024, subject to continued service (the “Plan”). Sales pursuant to the Plan are scheduled to occur (assuming the satisfaction of the applicable price and other conditions set forth in the Plan) during the period commencing on November 14, 2023 and ending on August 30, 2024, absent the earlier amendment or termination of the Plan in accordance with its terms. The Plan is intended to qualify for the affirmative defense of Rule 10b5-1.
No other director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2023.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed on March 1, 2023.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.3	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2023.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 7, 2023
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer

Signature	Title	Date

/s/ ANDREW RUSSAKOFF	Chief Financial Officer	November 7, 2023
Andrew Russakoff