Form 10-K
period 2023-12-31
Angi Inc.
filed 2024-02-29
CIK 1705110

As filed with the Securities and Exchange Commission on February 29, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of February 9, 2024, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	80,015,090
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	502,034,337
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $267,041,722. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
Angi Inc. connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 196,000 transacting service professionals sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended December 31, 2023. Additionally, consumers turned to at least one of our businesses to find a service professional for approximately 23 million projects during the year ended December 31, 2023.
The Company has three operating segments: (i) Ads and Leads, (ii) Services, and (iii) International (includes Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, and Handy.
Angi is a public company controlled by IAC Inc. (“IAC”). As of December 31, 2023, IAC’s economic and voting interest in Angi were 84.2% and 98.1%, respectively.
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
DESCRIPTION OF OUR BUSINESSES
Our Domestic Businesses
In the United States, the Company, through several differentiated experiences, provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, matches consumers with independently established home services professionals engaged in a trade, occupation and/or businesses that customarily provides such services and provides consumers with tools to communicate with service professionals and pay for related services. These experiences primarily include:
•an Ads and Leads experience, where service professionals pay for connections to consumers; and
•a Services experience, where consumers make payment through the Angi platform for a specific job and the Angi platform assigns that job to a service professional who completes it and receives a portion of the job fee.
Ads and Leads Overview
This business connects consumers with service professionals for local services through our nationwide network of service professionals across more than 500 service categories, as well as provides consumers with valuable tools, services (including the ability to book appointments online) and content (including verified reviews of local service professionals), to help them research, shop and hire for local home services. Consumers can access our network and related basic tools and services free of charge upon registration, as well as by way of purchased membership packages.
Consumer Services
Consumers can search for a service professional in our nationwide online directory and/or be matched with a service professional through our digital marketplace and certain third-party affiliate platforms. They also have access to related basic tools and services, ratings, reviews, and certain promotions. This includes consumers access to Angi’s online True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as a library of home services-related content consisting primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects, and general advice for working with service professionals.

Matches are made by way of our proprietary algorithm, based on several factors (including the type of services desired, location and the number of service professionals available to fulfill the request). Depending on the nature of the service request and the path through which it was submitted, consumers are generally matched with a combination of Ads, Leads, and Services service professionals. In all cases, service professionals may contact consumers with whom they have been matched with directly and consumers can generally review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any service professional(s) referred by or found through any Angi branded or third-party affiliate platform. Consumers are responsible for booking the service and for paying the service professional directly, which can be done by consumers independently.
Consumers can rate Angi service professionals on a one- to five- star rating scale based on a variety of criteria, including overall experience, availability, price, quality, responsiveness, punctuality and professionalism and other criteria, depending on the type of service provided. Ratings on each applicable criterion are weighted across all reviews submitted for the service professional to produce such professional’s overall rating on Angi. Consumers can also provide a detailed description of their experiences with service providers. Ratings and reviews cannot be submitted anonymously and there are processes in place to prevent service professionals from reporting on themselves or their competitors, as well as to detect fraudulent or otherwise problematic reviews.
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
Certified service professionals are sorted preferentially in search results for an applicable category (together with their company name, overall rating, number of reviews, certification badge and basic profile information), with non-certified service professionals appearing below certified service professionals in search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose to be matched with a service professional, our proprietary algorithm will determine where a given service professional appears within related results.
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
Services Overview
Through our Services business, we provide a pre-priced offering, pursuant to which consumers can request services through Angi and Handy branded platforms and pay for such services on the applicable platform directly. When consumers request household services directly through Services platforms, requests are fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provide such services.
Consumer Services
Consumers can submit requests for work to be done on the Angi and Handy platforms and referrals will be made based on the type of service desired, location and the date and time the consumer wants the service to be provided. In addition, consumers who purchase furniture, electronics, appliances and other home-related items from select third-party retail partners online (and in certain markets, in store) can simultaneously purchase assembly, installation and other related services to be fulfilled by Services service professionals, which are then paid for by the consumer directly through the applicable third-party retail partner platform.
Service Professional Services
Services service professionals are provided with access to a pool of consumers seeking service professionals and must validate their home services experience, as well as attest to holding the requisite license(s) and maintain an acceptable rating to remain on Services platforms. In addition, the owner(s) or principal(s) of such service provider must pass certain criminal background checks. Access to Service platforms will be revoked for service professionals that repeatedly receive low customer satisfaction ratings.
Our International Businesses
Through the International segment, Angi Inc. also operates several international businesses that connect consumers with home service professionals, including: (i) Travaux, MyHammer and Werkspot, leading home services marketplaces in France, Germany and the Netherlands, respectively, (ii) MyBuilder, one of the leading home services marketplaces in the United Kingdom, (iii) the Austrian operations of MyHammer, (iv) the Italian operations of Werkspot and (v) Homestars, a leading home services marketplace in Canada. Angi Inc. owns controlling interests in Travaux, MyHammer, Werkspot and MyBuilder and wholly owns Homestars. The business models of the international businesses vary by jurisdiction and differ in certain respects from the business models of Angi Inc.’s various domestic businesses.
Revenue
Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), revenue from service professionals under contract for advertising, membership subscription revenue from service professionals and consumers, and revenue from other services. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Services revenue primarily reflects revenue from pre-priced offerings by which the consumer requests services through the Company’s platform and the Company engages a service professional to perform the service. International revenue primarily comprises consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
Marketing
We market our various products and services to consumers primarily through digital marketing (primarily paid and free search engine marketing, display advertising and third-party affiliate agreements), as well as through traditional offline marketing (national television and radio campaigns), and email. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote our various products and services (and those of our various service professionals) on their platforms. In exchange for these efforts, these third parties are paid a fixed fee when visitors from their platforms click through and submit a valid service request through our platforms or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to us. We also market our various products and services to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
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
We have made, and expect we will continue to make, substantial investments in digital and traditional offline marketing to consumers and service professionals to promote our products and services and drive visitors to our various platforms and service professionals.
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
•our ability to continue to attract (and increase) traffic to our brands and platforms through search engines, including the ability to ensure that information from such brands and platforms and related links are displayed prominently in free search engine results and that paid search marketing efforts are cost-effective, as well as the ability to respond to changes in the usage and functioning of search engines and the introduction of new technology;
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
Intellectual Property
We regard our intellectual property rights as critical to our success, with our trademarks, service marks and domain names being especially critical to the continued development and awareness of our brands and our marketing efforts.
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
We have several registered trademarks in the United States (the most significant of which relate to our Angi and HomeAdvisor brands), as well as certain other trademarks in Europe and Canada, and several pending trademark applications in the United States and certain other jurisdictions. We have also registered a variety of domestic and international domain names, the most significant of which relate to our Angi brand. In addition, we have two patents that expire in November 2035.
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
In addition, because we receive, transmit, store and use a substantial amount of information received from or generated by consumers and service professionals, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches. See “Item 1A-Risk Factors-General Risk Factors-The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”
We are particularly sensitive to laws and regulations that adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact the ability or manner in which we provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and undermine open and neutrally administered Internet access. For example, the Digital Services Act applies to our European businesses effective February 17, 2024. Failure to comply with the Digital Services Act could result in the imposition of fines in an amount of up to 6% of a given online intermediary or platform’s annual worldwide turnover in the preceding fiscal year. In addition, the United Kingdom has passed the Online Safety Act 2023 that increases responsibilities of online platforms to control illegal or harmful activity and grants broad authority to the UK communications regulator to enforce its provisions. To the extent our businesses are required to implement new measures and/or make changes to our products and services to ensure compliance, our business, financial condition and results of operations could be adversely affected. Compliance with this legislation or similar or more stringent legislation in other jurisdictions could be costly, and the failure to comply could result in service interruptions and negative publicity, any or all of which could adversely affect our business, financial condition and results of operations. Similarly, there have been various legislative efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act and our current protections from liability for third-party content in the United States could decrease or change as a result. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure to additional liabilities.
We are also subject to laws governing marketing and advertising activities conducted by/through telephone, email, mobile devices and the Internet, including the Telephone Consumer Protection Act of 1991 (the “TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act and similar state laws, as well as federal, state, and local laws and agency guidelines governing background screening.
With respect to the TCPA, we are subject to ruling of the Federal Trade Commission’s (“FCC”), which requires one-to-one prior express written consent for a business to contact a consumer via phone or text message when using automated technology. The result of this rule is that a business that wishes to contact a consumer for marketing purposes via phone or text using automated technology must receive its own specific express written consent. Certain of our businesses will be required to make changes to our products, services, and third-party affiliate relationships to ensure compliance, and such changes may have an adverse effect on our business, financial condition and results of operations. See “Item 1A—Risk Factors—Risks Related to Our Business and Industry—Changes to certain requirements applicable to certain communications with consumers may adversely impact our ability to generate leads for our service professionals.”
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
We are also generally sensitive to the adoption of new tax laws. The European Commission and several European countries have adopted (or intend to adopt) proposals that impact various aspects of the current tax framework under which our European businesses are taxed, including new types of non-income taxes (including digital services taxes based on a percentage of revenue). For example, we are subject to and pay the Digital Services Tax in the United Kingdom and Italy. Certain of our businesses are subject to digital services taxes in one or more of the jurisdictions listed above and similar proposed tax laws could adversely affect our business, financial condition and results of operations. In addition, certain U.S. states have adopted or are considering adopting similar laws applicable to revenue attributable to digital advertising and other forms of digital commerce.
As a provider of products and services with a membership-based element, we are also sensitive to the adoption of laws and regulations affecting the ability of our businesses to periodically charge for recurring membership or subscription payments. In addition, many U.S. states have considered enacting legislation that could impact the ability of our businesses to efficiently process auto-renewal payments for, as well as offer promotional or differentiated pricing. The adoption of any law that adversely affects revenue from recurring membership or subscription payments could adversely affect our business, financial condition and results of operations.
We are particularly sensitive to laws and regulations related to the adoption and interpretation of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our service professional from independent contractors to employees. See “Item 1A-Risk Factors-Risks Related to Our Business and Industry-There may be adverse tax, legal and other consequences if the contractor classification or employment status of the service professionals who use our platform is challenged.”
Human Capital Management
As of December 31, 2023, we employed approximately 3,800 employees worldwide, the substantial majority of which provided services to our brands and businesses located in the United States. From time to time, we also retain consultants and independent contractors.
Talent and Development
The development, attraction and retention of employees is critical to our success. We strive to provide an atmosphere that fosters teamwork and growth. We continue to invest in a more productive, engaged, diverse and inclusive workforce. To support the advancement of our employees, we offer training and development programs and encourage advancement from within. In 2020, we launched a learning management system for broader facilitation of training resources. We leverage both formal and informal programs designed to identify, foster, and retain top talent. In 2022, we expanded our tuition waiver program, both in reimbursement amount that employees are eligible to receive and to include certificate programs to support our team members’ pursuit of educational opportunities outside of traditional degree programs. We believe that our culture enables us to create, develop and fully leverage the strengths of our workforce to exceed consumer expectations and meet our growth objectives. We also place a high value on inclusion, engaging employees in our Diversity, Equity and Inclusion Council, or DEI, which is staffed by employees with diverse backgrounds, experiences and/or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. Recent DEI initiatives include unconscious bias training, a women in leadership program, and employee resources groups to promote community and inclusion.
Total Rewards and Benefits
As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs include base wages and incentives in support of our pay for performance culture, as well as health, welfare, and retirement benefits, vision, dental, life, prescription, and long-term disability insurance plans. We also provide employee paid supplemental life and accident insurance plans. To help employees cover medical expenses pre-tax, we offer employees a Flexible Spending Account. In recent years, we have supported growing families by including adoption and surrogacy support and expanded the time provided for bonding leave. We also focus many programs on employee wellness and have implemented solutions including mental health support access and telemedicine. We also offer our US-based full-time employees a 401(k) retirement plan with a Company match.
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
RELATIONSHIP WITH IAC
Equity Ownership and Vote

We have two classes of capital stock outstanding, Class A common stock and Class B common stock, with one vote and ten votes per share, respectively. Our shares of Class B common stock are convertible into shares of Class A common stock on a share for share basis. As of December 31, 2023, IAC owned all of our outstanding shares of Class B common stock, and 2,588,180 outstanding shares of the Company’s Class A common stock, in total representing approximately 84.2% of our total outstanding shares of capital stock and approximately 98.1% of the total combined voting power of our outstanding capital stock.
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
Services Agreement
The services agreement currently governs services that IAC has agreed to provide to us through September 29, 2024, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the total combined voting power of our voting stock and any subsequent extension(s) or truncation(s) agreed to by us and IAC. Services currently provided to us by IAC pursuant this agreement include: (i) assistance with certain legal, M&A, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations and (ii) accounting, investor relations, and tax compliance services. The scope, nature and extent of services may be changed from time to time as we and IAC may agree.
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

Lastly, pursuant to the employee matters agreement, in the event of a distribution of Angi Inc. capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation and Human Capital Committee of the IAC board of directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of our Class A Common Stock, which we would be obligated to assume and which would be dilutive to our stockholders.
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
Our ability to market our brands on any given property or channel is subject to the policies of the relevant third-party seller, publisher of advertising (including search engines, web browsers and social media platforms with extraordinarily high levels of traffic and numbers of users) or marketing affiliate. As a result, we cannot assure you that these parties will not limit or prohibit us from purchasing certain types of advertising (including the purchase by Angi of advertising with preferential placement), advertising certain of our products and services or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third-party sellers, publishers and/or marketing affiliates, our advertisements could be removed without notice or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.

In addition, our failure to respond to rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may unilaterally be updated by search engines without advance notice), could adversely affect our paid search engine marketing efforts (and free search engine traffic). Such changes, including any phasing out (or blocking) of third-party cookies by web browsers, could adversely affect paid listings (both their placement and pricing), as well as the ranking of our brands and businesses within search results, any or all of which could increase our marketing expenditures (particularly if free traffic is replaced with paid traffic). Any or all of these events could adversely affect our business, financial condition and results of operations. In addition, if there are changes in the usage and functioning of search engines and/or decreases in consumer use of search engines, for example, as a result of the continued development of artificial intelligence technology, this could negatively impact our ability to drive traffic to our platforms. For example, artificial intelligence could be utilized to better educate homeowners on how to perform their own home improvement projects, thereby reducing the need for our business, or artificial intelligence could eventually transform the way search engines currently work, thereby creating unknown challenges to our marketing channels.
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
In addition, we also enter into various arrangements with third parties to drive visitors to Angi platforms. These arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of traffic and leads generated through third-party arrangements are dependent on many factors, most of which are outside our control. If the quality or convertibility of traffic and leads do not meet the expectations of our users or Angi Leads service professionals, they could leave our network or decrease their budgets for consumer matches or participation in pre-priced booking services, any or all of which could adversely affect our business, financial condition and results of operations.
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
Our success depends on our ability to continue to expand our pre-priced offerings, while balancing the overall mix of our service requests and directory services on Angi platforms.
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
We depend on search engines, digital app stores and social media platforms, in particular, those operated by Google, Apple and Facebook, to market, distribute and monetize our products and services. Consumers engage with these platforms directly, and as a result, these platforms generally receive personal data about consumers that we would otherwise receive if we transacted with them directly. Certain of these platforms have restricted (and continue to restrict) our access to personal data about users of our products and services obtained through their platforms. In addition, the privacy and data collection policies of certain platforms require users to opt-in to sharing their devices’ unique identifiers with our businesses, which allow them to recognize a given device and track related activity across applications and websites, primarily for marketing purposes. If these platforms continue to limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about users of our products and services, our ability to identify, communicate with, and market to a meaningful portion of our user base may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user base and the population generally, and the efficiency of our paid marketing efforts could be adversely affected. We cannot assure you that search engines, digital app stores, and social media platforms upon which we rely will not continue to limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about users of our products and services. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.
Our ability to communicate with consumers and service professionals via email (or other sufficient means) is critical to our success.
Historically, one of our primary means of communicating with consumers and service professionals and keeping them engaged with our products and services has been via email communication. Through email, we provide consumers and service professionals with service request and pre-priced offering updates, as well as present or suggest new products and services (among other things) and market our products and services in a cost-effective manner. As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of email (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send emails to consumers and service professionals. Recently, email providers have tightened their spam thresholds. Exceeding these more stringent spam thresholds could result in some or all of the emails from our businesses being delayed or blocked, and therefore less likely to be opened. A continued and significant erosion in our ability to communicate with consumers and service professionals via email could adversely impact the overall user experience, consumer and service professional engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as email has been historically.
Changes to certain requirements applicable to certain communications with consumers may adversely impact our ability to generate leads for our service professionals.
In connection with the marketing of our products and services and efforts to generate leads for our service professionals, we have historically relied on our ability (and the ability of our service professionals) to communicate with consumers via phone and text, in some cases using automated technology, as have third party affiliates through which we market our products and services. In an effort to reduce robocalls and robotexts, there has been an increased effort by U.S. regulatory authorities and telecommunications carriers to ensure that consumers opt in to receiving certain marketing calls and texts from businesses. For example, the FCC has adopted an amendment to the express consent requirements of the TCPA to require a 1:1 consent for a business to contact a consumer via phone or text using automated technology. This means that each business that wishes to contact a consumer for marketing purposes via phone or text using automated technology must receive its own specific express written consent from the consumer. While the amendment is not yet finalized, as proposed, it will require revisions to some of our processes and certain aspects of our product experience as well as to our third-party affiliate relationships. These revisions could result in increased expenses. Further, the increased disclosures and consent requirements under the proposed rule could adversely impact consumer engagement levels and consumer conversion in the case of our products and services, which would decrease leads generated on our platforms, as well as our ability to obtain leads through our third party affiliate relationships, which, in turn, could adversely affect our business, financial condition and results of operations. Independent of the proposed TCPA amendment, phone carriers increasingly dictate rules for obtaining consumers’ consent to receive text messages. This may reduce the number of consumers who opt-in to receiving both marketing and transactional texts from us and our service professionals, which could further adversely impact our ability to generate leads for our service professionals and, in turn, our business, financial condition and results of operation.
There may be adverse tax, legal and other consequences if the contractor classification or employment status of the service professionals who use our platform is challenged.
We are particularly sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our service professionals from independent contractors to employees, as well as changes to state and local laws or judicial decisions related to the definition and/or classification of independent contractors. We continue to monitor the worker classification laws to ensure compliance with their laws. If we are required to reclassify service professionals from independent contractors to employees and/or their classification is challenged for any reason, we could be exposed to various liabilities and additional costs for prior and future periods, including under federal, state and local tax laws, workers’ compensation and unemployment benefits, minimum and overtime wage laws, and other labor and employment laws, as well as potential liability for penalties and interest. If the amounts related to such liabilities and additional costs are significant, our business, financial condition and results of operations could be adversely affected. See Item 8 - Consolidated Financial Statements and Supplementary Data - Note 15 - Contingencies.
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
Our brands and businesses are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and spending behavior, as well as general geopolitical risks.
We have historically been, and will continue to be, particularly sensitive to events and trends that result in consumers delaying or foregoing home services projects and/or service professionals being less likely to pay for consumer matches and subscriptions. Such factors include general economic conditions and other factors, such as consumer confidence in future economic conditions, recessionary concerns, rising interest rates, increased inflation, the availability and cost of consumer credit, levels of unemployment and tax rates. As global economic conditions continue to be volatile and/or economic uncertainty remains, particularly in light of high inflation and interest rates, trends affecting our business also remain unpredictable. Any such event or trend could result in decreases in service requests, pre-priced bookings and directory searches. Any such decreases could adversely impact the number and quality of service professionals and/or adversely impact the reach of, and breadth of, our services offerings, any or all of which could adversely affect our business, financial condition and results of operations.
In addition, we have historically been, and will continue to be, sensitive to events and trends that could result in decreased marketing and advertising expenditures by service professionals. Adverse economic conditions and trends could result in service professionals decreasing and/or delaying fees paid for consumer matches, pre-priced bookings, membership subscriptions and/or time-based advertising spend, any or all of which would result in decreased revenue and could adversely affect our business, financial condition and results of operations.
Lastly, given the adverse financial and operational impact we experienced as a result of the coronavirus and measures designed to contain its spread, any future outbreak of a widespread health epidemic or pandemic could adversely impact our ability to conduct ordinary course business activities and employee productivity and increase operating costs. Moreover, we could also experience business disruption if the ordinary course operations of our third-party affiliates, partners and vendors are adversely affected, which could adversely affect our business, financial condition and results of operation.
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
We may not be able to protect our systems, technology and infrastructure from cyberattacks or cyberattacks experienced by third parties may adversely affect us.
We are regularly under attack by threat actors through the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials, and intercept payments intended for legitimate third parties, and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. Our efforts to develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services, payment processes and procedures, and users are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. There can be no assurance that the systems we have designed to prevent or limit the effects of cyberattacks or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. Despite these efforts, some of our systems have experienced past security incidents and we could experience significant events of this nature in the future.
Any event of this nature that we experience could damage our systems, technology and infrastructure or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands or be costly to remedy, as well as subject us to investigations by regulatory authorities, fines or litigation that could result in liability to third parties. Even if we do not experience such events directly, the impact of any such events experienced by third parties could have a similar effect. If we were to experience future events involving third-party service providers, the impacts could adversely affect our business, financial condition and results of operations in a significant or material manner. We may not have adequate insurance coverage to compensate for losses resulting from any of these events. If we (or any third-party with whom we do business or on which we otherwise rely) experience(s) an event of this nature, our business, financial condition and results of operations could be adversely affected.
If personal, confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation could be harmed.
We receive, process, store and transmit a significant amount of personal, confidential or sensitive user and subscriber information and, in the case of certain of our products and services, enable users and subscribers to share their personal information with each other. Our efforts to develop and maintain systems designed to protect the security, integrity and confidentiality of this information may not prevent inadvertent or unauthorized use or disclosure, and third parties may gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators and impacted individuals and it may be costly to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. When breaches of security (ours or that of any third party that we engage to store such information) occur, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions) and the reputation of our brands and business could be harmed, any or all of which could adversely affect our business, financial condition and results of operations. Our insurance coverage for these matters may be insufficient to cover our losses, and in the future, we may be unable to obtain cybersecurity insurance on commercially reasonable terms. In addition, if any of the search engines, digital app stores or social media platforms through which we market, distribute and monetize our products and services were to experience a breach, third parties could gain unauthorized access to personal data about our users and subscribers, which could indirectly harm the reputation of our brands and business and, in turn, adversely affect our business, financial condition and results of operations.
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

For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. Other state laws contain additional disclosure obligations for businesses that collect personal information about residents and afford those individuals additional rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. For example, California’s Privacy Rights Act of 2020 (“CPRA”) amended certain provisions of the California Consumer Privacy Act which provides California residents with certain privacy rights in connection with the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. The CPRA became fully enforceable on July 1, 2023 and further restricts our ability to use personal California user and subscriber information in connection with our various products, services and operations and/or imposes additional operational requirements, which could result in increased costs. Other U.S. states, such as Virginia, Utah, Connecticut, and Colorado, have passed consumer privacy laws that became effective later in 2023 and in 2024. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business. Lastly, the Federal Trade Commission has also increased its focus on privacy and data security practices, and we anticipate this focus to continue.
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
We may be subject to claims of non-compliance with applicable privacy and data protection policies, laws and regulations and industry standards and practices that we may not be able to successfully defend or significant fines and penalties. Moreover, any non-compliance or perceived non-compliance by us (or any third-party we engage to store or process information) or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation (including consumer class actions), claims of breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, which could adversely affect our business, financial condition and results of operations. Additionally, to the extent multiple U.S. state (or European Union member-state) laws are introduced with inconsistent or conflicting standards and there is no federal or European Union regulation to preempt such laws, compliance could be even more difficult to achieve and our potential exposure to the risks discussed above could increase.
Lastly, ongoing compliance with existing (and compliance with future) privacy and data protection laws worldwide could be costly. The devotion of significant expenditures to compliance (versus the development of products and services) could result in delays in the development of new products and services, us ceasing to provide problematic products and services in existing jurisdictions and us being prevented from introducing products and services in new and existing jurisdictions, which could adversely affect our business, financial condition and results of operations.
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
We rely on our systems, technology and infrastructure to perform well on a consistent basis. From time to time in the past we have experienced (and in the future we may experience) occasional interruptions that make some or all of this framework and related information unavailable or that prevent us from providing products and services; any such interruption could arise for any number of reasons. We also rely on third-party data center service providers and cloud-based, hosted web service providers, as well as third-party computer systems and a variety of communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain payment and other transactions with users. We have no control over any of these third parties or their operations and the interruption of any of the services provided by these third parties could prevent us from accessing user and subscriber information and providing our products and services. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our users, such as if third-party service providers are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business. Additionally, if our third party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third party partners’ supply chains have not been compromised.
The framework described above could be damaged or interrupted at any time due to fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions. Any event of this nature could prevent us from providing our products and services at all (or result in the provision of our products and services on a delayed or intermittent basis) or result in the loss of critical data. Businesses that we acquire may employ cybersecurity controls or information security policies less robust than ours, which may require us to expend additional resources to integrate acquired systems into our ow, and which may expose us to heightened risk. The backup systems that we and the third parties upon whom we rely have in place for certain aspects of our respective frameworks may be insufficient for all recovery eventualities. In addition, we may not have adequate insurance coverage to compensate us for losses from a major interruption. When such damages, interruptions or outages occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
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
As of December 31, 2023, IAC owned all of our outstanding shares of Class B common stock, and 2,588,180 outstanding shares of the Company’s Class A common stock, in total representing approximately 84.2% of our total outstanding shares of capital stock and approximately 98.1% of the total combined voting power of our outstanding capital stock. For so long as IAC owns shares of our capital stock that represent a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder (subject to certain limited exceptions for certain class votes). As a result, IAC has (and we expect will continue to have) the ability to control significant corporate activities, including:
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
In addition, pursuant to the investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to the employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our various agreements with IAC, see “Note 17—Related Party Transactions with IAC” to the consolidated financial statements included in “Item 8-Consolidated Financial Statements and Supplementary Data.”
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
Each share of our Class B common stock has ten votes per share and each share of our Class A common stock has one vote per share. As of December 31, 2023, IAC owned all of our outstanding shares of Class B common stock, and 2,588,180 outstanding shares of the Company’s Class A common stock, in total representing approximately 84.2% of our total outstanding shares of capital stock and approximately 98.1% of the total combined voting power of our outstanding capital stock. Due to the ten-to-one voting ratio between our Class B common stock and Class A common stock, IAC (and any future holders of our Class B common stock, collectively) will continue to control a substantial majority of the combined voting power of our capital stock. This concentrated control will significantly limit the ability of holders of our Class A common stock to influence matters submitted to our stockholders for approval.
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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity
Overview
We recognize that the safety and security of our systems, technology and infrastructure (and those of key third-party service providers upon which we rely), as well as our content and confidential or sensitive user and employee information, is critical to maintaining the trust and confidence of our users and subscribers, consumers, advertisers and investors (among other stakeholders). As a result, Company management has established programs and related processes designed to manage cybersecurity issues, including the assessment, identification and management of cybersecurity risks, together with related mitigation and recovery efforts. Our board of directors, directly and through our Audit Committee, oversees Company management in the execution of its cybersecurity responsibilities, including the assessment of the Company’s approach to cybersecurity risk management.
Cybersecurity Risk Management and Strategy
Overview. Our cybersecurity programs and related processes generally consist of the following key elements: (i) risk assessment and management efforts, (ii) technical safeguards and incident response and recovery efforts, (iii) third-party risk management efforts, (iv) education, training and preparedness efforts and (v) governance efforts.
Risk assessment and management efforts. We assess, identify and manage cybersecurity risks as part of a comprehensive information security program that is intended to align with standard industry frameworks, such as International Standard for Organization (ISO) 27000 and the National Institute of Standards and Technology (NIST) Cyber Security Framework.
As part of the ongoing refinement of our information security program, we engage (as appropriate) various third-party risk management services to assist with the identification of potential cybersecurity issues, such as those involving software vulnerabilities, configuration errors, data exposure and credential theft (among others), as well as consult with external legal counsel, third-party experts and other advisors to assist with incident response and recovery efforts, forensic investigations, extortion negotiations and crisis management or readiness for the same. We also maintain a cyber insurance policy to help manage, in part, costs associated with significant cybersecurity incidents that may occur.
In addition, as discussed in more detail below under the caption “Cybersecurity Governance,” the assessment, identification and management of cybersecurity risks have been integrated into our overall enterprise risk management (“ERM”) efforts.
Technical safeguards and incident response and recovery efforts. As part of our information security program, we have implemented a number of tools and procedures designed to identify and remediate vulnerabilities and misconfigurations in our applications and infrastructure, as well as manage access and identities throughout their lifecycles. These tools and procedures are intended to be consistent with ISO and NIST frameworks. In addition, we have implemented an incident response policy that outlines established processes for addressing cybersecurity issues that leverages a cross-functional cybersecurity incident response team and outside advisors intended to allow the Company to take action in a timely and decisive manner in compliance with applicable laws, rules and regulations during the response, investigation and remediation of a given cybersecurity incident.
Third-party risk management efforts. In addition to the assessment, identification and management of our own cybersecurity related risks, we also consider and evaluate cybersecurity risks associated with certain third-party service providers upon which we rely for a wide variety of technical and business functions. Our efforts in this regard consist of (among other efforts): (i) security assessments to determine whether key third-party service provider information security procedures meet our expectations, (ii) the use of a monitoring service that detects evidence of the compromise of key third-party provider systems, technology and infrastructure, (iii) assessments designed to identify business and technical risks to our systems, technology and infrastructure posed by key third-party service providers and (iv) the development of strategies to determine the potential adverse impact of, and develop mitigation strategies for, any cybersecurity incidents experienced by key third-party service providers on our business, financial condition and results of operations.
Education, training and preparedness efforts. Education, training and preparedness are an important part of our information security program. In connection with our education and training efforts, we have developed and implemented a set of Company-wide policies and procedures regarding cybersecurity matters that impose responsibility on our employees through the course of their work to: (i) protect our systems, technology, infrastructure and data from cybersecurity threats, (ii) quickly report known or suspected cybersecurity incidents or other suspicious activity through designated channels and respond effectively to such events and (iii) use Company and personal information technology in a secure manner. In addition, we generally mandate information security training for our employees and our software developers generally receive mandatory additional technical training, each on an annual basis. In connection with our preparedness efforts, we periodically participate in tabletop exercises with the goal of helping management effectively respond to cybersecurity incidents that may occur. We also maintain documented incident response policies to help ensure that our response activities are consistent and appropriate.
Governance. See the disclosure under the caption “Cybersecurity Governance” below.
Cybersecurity Governance
Our board of directors is responsible for overseeing Company management’s execution of its cybersecurity responsibilities, including our approach to cybersecurity risk management. Our board of directors executes this oversight in coordination with our Audit Committee, which pursuant to its charter, assists the Board with risk assessment and risk management policies as they relate to cybersecurity risk exposure (among other risk exposures), as well as part of its regularly scheduled meetings and through discussions with Company management on an as needed basis.
In addition, the assessment, identification and management of cybersecurity risks has been integrated into our ERM efforts. As part of that annual process, cybersecurity risks across our businesses are included in the risk universe that our Executive Risk Committee (consisting of members of Company senior management) evaluates to identify our top enterprise risks and develop related mitigation plans. The cybersecurity and other risks are reviewed during the year through our ERM process and discussed with our Audit Committee at least semi-annually and with our board of directors at least annually.
Our Chief Technology Officer (“CTO”) is responsible for the development and implementation of our information security program on a Company-wide basis, together with a dedicated team of experienced, Company-wide information security analysts. Our CTO has over twenty years of experience leading the development, implementation, and oversight of information security programs. Other members of our information security team are generally seasoned professionals with broad cybersecurity experience and expertise, including with respect to cybersecurity threat assessment and detection, mitigation technologies, incident response, and training on such topics.
Our CTO is also responsible for reporting on the status of our information security program and related efforts and processes to Company senior management periodically, and to the Audit Committee on a quarterly basis. In addition, our CTO reports cybersecurity matters to Company senior management and the Audit Committee on an as-needed basis. At each regularly scheduled meeting of our board of directors, the Chair of our Audit Committee provides quarterly updates regarding significant matters discussed, reviewed, considered and approved by the committee since the last regularly scheduled board meeting (including cybersecurity matters, as and if applicable), as well as timely updates outside of quarterly updates on an as needed basis. Our CTO promptly informs Company management and our Audit Committee (and IAC management) of cybersecurity incidents that meet established reporting thresholds or when otherwise determined appropriate, as well as provides ongoing updates regarding any such incidents until they have been resolved.
Cybersecurity Risks
As discussed above and under Item 1A. Risk Factors—General Risk Factors, we face a number of cybersecurity risks across our various businesses, and we have experienced threats to and unauthorized intrusions of our systems, technology and infrastructure from time to time. While to our knowledge we have not, to date, experienced a cybersecurity incident or threat that has materially and adversely affected our business, financial condition and results of operations, we cannot provide assurances that they will not be materially affected in the future by such incidents.
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
Service Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. 1:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended in November 2016, alleges that HomeAdvisor engages in certain deceptive practices affecting the service professionals (“SPs”) who join its network, including charging them for substandard customer leads and failing to disclose certain charges. The complaint sought certification of a nationwide class consisting of all HomeAdvisor SPs since October 2012, asserted claims including fraud, breach of implied contract and unjust enrichment and sought injunctive relief and damages in an unspecified amount.
In July 2018, the plaintiffs’ counsel filed a separate putative class action in the U.S. District Court for the District of Colorado, Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, on behalf of the same nine SPs proposed as new plaintiffs in the Airquip case, naming as defendants HomeAdvisor, the Company and IAC (as well as an unrelated company), and asserting 45 claims largely duplicative of those asserted in a proposed second amended complaint in the Airquip case. In November 2018, the judge presiding over the Airquip case issued an order consolidating the two cases to proceed before him under the caption In re HomeAdvisor, Inc. Litigation.
In September 2019, the court issued an order granting the plaintiffs’ renewed motion for leave to file a consolidated second amended complaint, naming as defendants, in addition to HomeAdvisor, the Company and IAC, CraftJack, Inc. (a wholly-owned subsidiary of the Company) and two unrelated entities. In October and December 2019, the four defendants affiliated with HomeAdvisor filed motions to dismiss certain claims in the amended complaint. In September 2020, the court issued an order granting in part and denying in part the defendants’ motions to dismiss. In May 2022, the plaintiffs filed a motion for class certification; the defendants opposed the motion. On January 10, 2024, the court entered an order largely denying plaintiffs’ motion for class certification. While the court certified certain classes seeking only injunctive relief based upon alleged misappropriation of SPs’ intellectual property, the court declined to certify any of the proposed classes challenging lead quality and seeking monetary relief. On January 24, 2024, the plaintiffs filed a motion for reconsideration of the court’s partial denial of class certification; on February 14, 2024, the defendants opposed the motion, which remains pending. On February 26, 2024, the parties filed motions for summary judgement on the remaining class claim regarding misappropriation of SPs’ intellectual property.
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

As of February 9, 2024, there were 26 holders of record of our Class A common stock. Because the substantial majority of the outstanding shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 9, 2024, there was one holder of record and beneficial shareholder of our Class B common stock.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of our Class A or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company’s Board of Directors.
Unregistered Sales of Equity Securities
There were no unregistered sales of our capital stock during the quarter ended December 31, 2023.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the quarter ended December 31, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 2023	—	$—	—	13,971,371
November 2023	1,345,414	$2.03	1,345,414	12,625,957
December 2023	2,028,875	$2.45	2,028,875	10,597,082
Total	3,374,289	$2.28	3,374,289	10,597,082
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorization previously announced in March 2020.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of December 31, 2023 pursuant to the March 2020 share repurchase authorization. The Company may repurchase shares pursuant to this share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
From January 1, 2024 through February 9, 2024, the Company repurchased an additional 2.7 million shares at an average price of $2.36 per share. As of February 9, 2024, there were approximately 7.9 million shares remaining in the March 2020 share repurchase authorization.
Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 196,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended December 31, 2023. Additionally, consumers turned to at least one of our brands to find a professional for approximately 23 million projects during the year ended December 31, 2023.
The Company has three operating segments: (i) Ads and Leads; (ii) Services; and (iii) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, and Handy.

Ads and Leads provides service professionals the capability to engage with potential customers, including quoting and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects. Services consumers can request household services directly through the Angi platform and Angi fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. The matching and pre-priced booking services and related tools and directories are provided to consumers free of charge.
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
Total Home Roofing, LLC Sale
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“THR,” which comprised its Roofing segment), and has reflected it as a discontinued operation in its financial statements. The financial information for prior periods has been recast to conform to the current year presentation. For additional details, see “Note 16—Discontinued Operations” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
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
Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), revenue from service professionals under contract for advertising, membership subscription revenue from service professionals and consumers, and revenue from other services. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Services revenue primarily reflects revenue from pre-priced offerings by which the consumer requests services through the Company’s platform and the Company engages a service professional to perform the service. International revenue primarily comprises consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, we modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the years ended December 31, 2022 and 2021, if Services revenue were recorded on a net basis, revenue would have been reduced by $242.6 million and $180.7 million, respectively.
Cost of Revenue and Gross Profit
Cost of revenue, which excludes depreciation, consists primarily of (i) payments made to independent third-party service professionals who perform work contracted under Services arrangements that were entered into prior to January 1, 2023 and the change to net revenue reporting, (ii) credit card processing fees, and (iii) hosting fees.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue.
Operating Costs and Expenses:
•Selling and marketing expense - consists primarily of (i) advertising expenditures, which include marketing fees to promote the brand to consumers and service professionals with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, and (b) offline marketing, which is primarily television and radio advertising, (ii) compensation expense (including stock-based compensation expense) and other employee-related costs for our sales force and marketing personnel, (iii) service guarantee expense, (iv) software license and maintenance costs, and (v) outsourced personnel costs.
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
•Product development expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, (ii) software license and maintenance costs, and (iii) outsourced personnel costs for personnel engaged in product development.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021.
COVID-19 Update
The COVID-19 pandemic and the various responses to it created significant volatility, uncertainty and economic disruption. Recently, there has been a return to normal societal interactions, including the way we operate our business.
As previously disclosed, the impact of COVID-19 initially resulted in a decline in demand for Service Requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we experienced a rebound in Service Requests in early 2021, Service Requests started to decline in May 2021 and continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. Our ability to monetize Service Requests rebounded modestly in the second half of 2021 and the first half of 2022; however, that improved monetization plateaued in the third quarter of 2022 returning to monetization rates similar to those experienced pre-COVID-19.
Outlook
The extent to which developments related to the COVID-19 pandemic and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes toward receiving them, materials and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments.

Results of Operations for the Years Ended December 31, 2023, 2022, and 2021
The following discussion should be read in conjunction with Item 8. Consolidated Financial Statements and Supplementary Data. Included below are year-over-year comparisons between 2023 and 2022, as well as 2022 and 2021, reflecting our current segment structure following the sale of THR.
Revenue

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$	%	$	%
	(Dollars in thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$781,089	$954,735	$898,422	$(173,646)	(18)%	$56,313	6%
Advertising revenue	290,799	265,466	252,206	25,333	10%	13,260	5%
Membership subscription revenue	52,305	60,411	68,062	(8,106)	(13)%	(7,651)	(11)%
Other revenue	715	1,449	8,384	(734)	(51)%	(6,935)	(83)%
Total Ads and Leads revenue	1,124,908	1,282,061	1,227,074	(157,153)	(12)%	54,987	4%
Services revenue	118,033	381,256	289,948	(263,223)	(69)%	91,308	31%
Total Domestic revenue	1,242,941	1,663,317	1,517,022	(420,376)	(25)%	146,295	10%
International
Consumer connection revenue	92,635	71,851	68,686	20,784	29%	3,165	5%
Service professional membership subscription revenue	22,548	28,192	32,367	(5,644)	(20)%	(4,175)	(13)%
Advertising and other revenue	624	995	1,242	(371)	(37)%	(247)	(20)%
Total International revenue	115,807	101,038	102,295	14,769	15%	(1,257)	(1)%
Total revenue	$1,358,748	$1,764,355	$1,619,317	$(405,607)	(23)%	$145,038	9%

Percentage of Total Revenue:
Domestic	91%	94%	94%
International	9%	6%	6%
Total revenue	100%	100%	100%

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				#	%	#	%
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	23,255	29,459	33,513	(6,204)	(21)%	(4,054)	(12)%
Monetized Transactions	27,111	28,938	31,510	(1,827)	(6)%	(2,572)	(8)%
Transacting SPs	196	220	251	(24)	(11)%	(31)	(12)%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Ads and Leads revenue decreased $157.2 million, or 12%, due primarily to a decrease in consumer connection revenue of $173.6 million, or 18%, and a decrease in membership subscription revenue of $8.1 million, or 13%, due to a decline in Monetized Transactions and a decline in service professionals in the Angi network, respectively, partially offset by an increase of $25.3 million, or 10%, in advertising revenue. The decrease in Monetized Transactions was a result of an effort to rationalize sales to service professionals that are unprofitable, as well as efforts to increase lead quality, including changes to certain demand channels, to enhance the user experience for both homeowners and service professionals. The increase in advertising revenue was primarily driven by continued growth in sales and improved retention.
Services revenue decreased $263.2 million, or 69%, due primarily to the change to net revenue reporting described above under “Sources of Revenue,” a decrease of $92.4 million due to the continued shift away from complex and less profitable offerings, and lower Service Requests.

International revenue increased $14.8 million, or 15%, due primarily to a larger service professional network and higher revenue per service professional.
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Ads and Leads revenue increased $55.0 million, or 4%, due primarily to an increase in consumer connection revenue of $56.3 million, or 6%, primarily as a result of price increases implemented during the second quarter of 2022 and an increase in advertising revenue driven by a growth in sales.
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
Cost of revenue

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$	%	$	%
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$62,547	$337,396	$274,661	$(274,849)	(81)%	$62,735	23%
As a percentage of revenue	5%	19%	17%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Services cost of revenue decreased $274.8 million, or 93%, and decreased as a percentage of revenue, due primarily to a $248.8 million decrease in payments to third-party professional service providers due primarily to the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
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
Gross profit

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$	%	$	%
	(Dollars in thousands)
Revenue	$1,358,748	$1,764,355	$1,619,317	$(405,607)	(23)%	$145,038	9%
Cost of revenue (exclusive of depreciation shown separately below)	62,547	337,396	274,661	(274,849)	(81)%	62,735	23%
Gross profit	$1,296,201	$1,426,959	$1,344,656	$(130,758)	(9)%	$82,303	6%

Gross margin	95%	81%	83%		14%		(2)%

For the year ended December 31, 2023 compared to the year ended December 31, 2022
Angi gross profit decreased $130.8 million, or 9%, due primarily to the decrease in revenue described in the revenue discussion above.
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Angi gross profit increased $82.3 million, or 6%, due primarily to the revenue growth described in the revenue discussion above, partially offset by the increased cost of revenue as a percentage of revenue described in the cost of revenue discussion above.
Selling and marketing expense

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$	%	$	%
	(Dollars in thousands)
Selling and marketing expense	$765,205	$890,321	$871,544	$(125,116)	(14)%	$18,777	2%
As a percentage of revenue	56%	50%	54%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Ads and Leads selling and marketing expense decreased $81.8 million, or 11%, driven by decreases of $82.0 million in advertising expense and $4.1 million in professional fees, partially offset by an increase of $5.0 million in compensation expense. The decrease in advertising expense was primarily due to a $107.5 million decrease in online marketing spend due to increased efficiency, partially offset by a $25.3 million increase in television spend due to efforts to build awareness of the Angi brand. The decrease in professional fees is primarily due to a decrease in marketing and branding consultancy fees. The increase in compensation expense is primarily due to increased sales commissions due to the immediate expensing of commissions for certain transactions beginning October 1, 2022.
Services selling and marketing expense decreased $34.8 million, or 47%, driven by decreases of $22.1 million in professional fees and third-party wages, $17.4 million in compensation expense, and $7.1 million of advertising expense, partially offset by an increase of $14.9 million in service guarantee expense. The decrease in professional fees and third-party wages is primarily due to $12.7 million less in phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $6.1 million less due to streamlined fulfillment operations, partially driven by fewer complex services. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in advertising expense is primarily due to a decrease in service professional marketing spend. The increase in service guarantee expense is due to the aforementioned change in contractual terms and conditions such that this expense is no longer a component of cost of revenue, which is where the expense was recorded prior to January 1, 2023.
International selling and marketing expense decreased $5.8 million, or 14%, driven by a $10.2 million decrease in advertising expense, partially offset by an increase in compensation expense of $3.3 million. The decrease in advertising expense is primarily due to improved online efficiency and a decrease in television advertising expense. The increase in compensation expense is primarily driven by an increase in headcount.
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
Services selling and marketing expense increased $13.6 million, or 22%, driven by increases of $17.6 million in compensation expense, $3.7 million in professional fees and $1.6 million of software maintenance costs, partially offset by a $9.5 million decrease in advertising expense. The increase of compensation expense was due primarily to an increase in headcount. The increase in professional fees is primarily from an increase of $4.1 million in outsourced personnel costs for improving the customer service experience offset by a decrease of $0.4 million in consulting costs primarily due to fees paid in 2021 that were a part of the investment in Services in 2021. The increase in software maintenance costs was due primarily to general maintenance. The decrease in advertising expense was primarily due to a decrease of $6.7 million in service professional marketing spend and $2.7 million search engine marketing spend primarily due to high advertising costs in 2021 to promote Services.
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
General and administrative expense

	Years Ended December 31,
	2023	2022	2021	$ Change		$ Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$359,389	$447,140	$394,974	$(87,751)	(20)%	$52,166	13%
As a percentage of revenue	26%	25%	24%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Ads and Leads general and administrative expense decreased $69.9 million, or 24%, due primarily to decreases of $24.5 million in provision for credit losses, $21.4 million in professional fees, $12.9 million in compensation expense, and $8.6 million in third-party wages. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in professional fees is primarily due to a decrease in legal fees, including a $10.9 million benefit in 2023 related to insurance coverage for previously incurred legal fees. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in third-party wages is primarily due to a reduction in third-party providers.
Services general and administrative expense decreased $22.7 million, or 34%, due primarily to decreases of $11.1 million in compensation expense, $8.6 million in professional fees, and $4.8 million in the provision for credit losses. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in professional fees is primarily due to a reduction in legal fees. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates.
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
Product development expense

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$	%	$	%
	(Dollars in thousands)
Product development expense	$96,543	$73,821	$70,933	$22,722	31%	$2,888	4%
As a percentage of revenue	7%	4%	4%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Product development expense increased $22.7 million, or 31%. This contrasts with a $67.7 million, or 59%, decrease in capital expenditures, which primarily comprises internally developed software. The increase in product development expense was driven by a decrease in the percentage of internally developed software that was subject to capitalization.
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Product development expense increased $2.9 million, or 4%. This increase is in addition to the increase in capital expenditures.
Depreciation

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$	%	$	%
	(Dollars in thousands)
Depreciation	$93,604	$77,523	$59,025	$16,081	21%	$18,498	31%
As a percentage of revenue	7%	4%	4%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Depreciation increased due primarily to investments in capitalized software which are being depreciated over an average useful life of two years.
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Depreciation increased primarily due to $15.5 million in capitalized software impairments in addition to investments in capitalized software to support our employees, products, and services.

Operating income (loss)

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$	%	$	%
	(Dollars in thousands)
Ads and Leads	$50,043	$85,593	$65,485	$(35,550)	(42)%	$20,108	31%
Services	(23,450)	(95,166)	(63,984)	71,716	75%	(31,182)	(49)%
Corporate	(61,377)	(61,794)	(56,196)	417	1%	(5,598)	(10)%
Total Domestic	(34,784)	(71,367)	(54,695)	36,583	51%	(16,672)	(30)%
International	8,286	(4,253)	(13,222)	12,539	NM	8,969	68%
Total	$(26,498)	$(75,620)	$(67,917)	$49,122	65%	$(7,703)	(11)%

As a percentage of revenue	(2)%	(4)%	(4)%
________________________
NM = Not meaningful
Operating losses decreased for fiscal year 2023 compared to fiscal year 2022 and increased for fiscal year 2022 compared to fiscal year 2021 due primarily to the factors described above in the revenue, cost of revenue, sales and marketing, general and administrative, product development, and depreciation expense discussions.
At December 31, 2023, there is $47.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.29 years.
Adjusted EBITDA

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$	%	$	%
	(Dollars in thousands)
Ads and Leads	$147,357	$168,952	$136,260	$(21,595)	(13)%	$32,692	24%
Services	8,123	(52,126)	(48,203)	60,249	NM	(3,923)	(8)%
Corporate	(50,076)	(49,866)	(46,066)	(210)	—%	(3,800)	(8)%
Total Domestic	105,404	66,960	41,991	38,444	57%	24,969	59%
International	13,074	(481)	(6,615)	13,555	NM	6,134	93%
Total	$118,478	$66,479	$35,376	$51,999	78%	$31,103	88%

As a percentage of revenue	9%	4%	2%
For a reconciliation of net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company’s reportable segments, see “Note 9—Segment Information” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Ads and Leads Adjusted EBITDA decreased $21.6 million, or 13%, to $147.4 million, and decreased as a percentage of revenue, driven by lower gross profit due to a decrease in revenue, partially offset by lower general and administrative expense due to a decrease in the provision for credit losses, legal fees, and compensation costs and lower selling and marketing expense due to improved marketing efficiency.
Services Adjusted EBITDA increased $60.2 million, from a loss of $52.1 million to income of $8.1 million, and increased as a percentage of revenue, driven by higher gross profit due to pricing and fulfillment optimization efforts over the past year and lower operating expenses due to a reduced overall cost base as a result of exiting complex and less profitable offerings.

International Adjusted EBITDA increased $13.6 million, from a loss of $0.5 million to income of $13.1 million, driven by an increase in revenue and lower selling and marketing expense due to more efficient marketing spend.
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
Corporate Adjusted EBITDA loss increased $3.8 million, or 8%, to $49.9 million, primarily due to an increase in compensation expense, partially offset by a decrease in lease expense.
International Adjusted EBITDA loss decreased $6.1 million, or 93%, due to a decrease in general and administrative expense of $8.6 million, which was primarily due to the 2021 charge of $7.0 million related to the acquisition of an additional interest in MyBuilder at a premium to fair value. This was partially offset by a decrease of $1.3 million in revenue and an increase of $3.1 million in product development expense.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 6—Long-term Debt” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$	%	$	%
	(In thousands)
Interest expense	$(20,137)	$(20,107)	$(23,485)	$(30)	—%	$3,378	(14)%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Interest expense was flat for the year ended December 31, 2023 compared to the year ended December 31, 2022.
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Interest expense decreased primarily due to the repayment of the ANGI Group Term Loan during the second quarter of 2021.
Other income (expense), net

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$	%	$	%
	(In thousands)
Other income (expense), net	$18,427	$1,169	$(2,510)	$17,258	1,476%	$3,679	NM
Other income, net in 2023 primarily includes interest income of $17.1 million and net foreign currency exchange gains of $1.2 million.
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
Income tax (provision) benefit

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$	%	$	%
	(Dollars in thousands)
Income tax (provision) benefit	$(1,839)	$5,390	$29,894	$(7,229)	NM	$(24,504)	(82)%
Effective income tax rate	NM	6%	32%

In 2023, the Company recorded an income tax provision, despite pre-tax losses, due primarily to tax shortfalls generated by the vesting and exercise of stock-based awards, nondeductible executive compensation expense, and unbenefited foreign losses, partially offset by research credits.
In 2022, the effective income tax rate was lower than the statutory rate of 21% due primarily to unbenefited realized losses, foreign income subject to tax in the United States, and nondeductible stock-based compensation expense, partially offset by research credits.
In 2021, the effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and a change in judgment about the valuation allowance at the beginning of the year, partially offset by nondeductible stock-based compensation expense and foreign income taxed at different rates.
For further details of income tax matters, see “Note 12—Income Taxes” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

PRINCIPLES OF FINANCIAL REPORTING
We report Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our businesses, and on which our internal budgets are based and may impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
The following table reconciles net loss attributable to Angi Inc. shareholders to operating loss to consolidated Adjusted EBITDA:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net loss attributable to Angi Inc. shareholders	$(40,940)	$(128,450)	$(71,378)
Add back:
Net earnings attributable to noncontrolling interests	629	468	884
Loss from discontinued operations, net of tax	10,264	38,814	6,476
Income tax provision (benefit)	1,839	(5,390)	(29,894)
Other (income) expense, net	(18,427)	(1,169)	2,510
Interest expense	20,137	20,107	23,485
Operating loss	(26,498)	(75,620)	(67,917)
Add back:
Stock-based compensation expense	43,414	50,802	28,171
Depreciation	93,604	77,523	59,025
Amortization of intangibles	7,958	13,774	16,097
Adjusted EBITDA	$118,478	$66,479	$35,376
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company’s reportable segments, see “Note 9—Segment Information” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
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

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	December 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents:
United States	$354,341	$311,422
All other countries	9,703	9,733
Total cash and cash equivalents	$364,044	$321,155

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	3,953	4,716
Total long-term debt, net	$496,047	$495,284
At December 31, 2023, all of the Company’s international cash can be repatriated without significant consequences.
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$94,184	$46,402	$24,576
Investing activities attributable to continuing operations	$(46,557)	$(115,317)	$(19,412)
Financing activities attributable to continuing operations	$(16,983)	$(17,227)	$(345,168)
Net cash provided by operating activities attributable to continuing operations consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include depreciation, provision for credit losses, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), amortization of intangibles, and deferred income taxes.
2023
Adjustments to net loss attributable to continuing operations consist primarily of $93.6 million of depreciation, $79.4 million of provision for credit losses, $43.4 million of stock-based compensation expense, $11.9 million of non-cash lease expense, and $8.0 million of amortization of intangibles, partially offset by $10.0 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $58.2 million in accounts receivable, a decrease of $20.7 million in operating lease liabilities, an increase of $13.9 million of other assets, and a decrease of $8.0 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in other assets is due primarily to a $10.9 million receivable related to insurance coverage for previously incurred legal fees. The decrease in accounts payable and other liabilities is due to a decrease in accrued advertising.
Net cash used in investing activities attributable to continuing operations includes capital expenditures of $47.8 million primarily related to investments in capitalized software to support the Company’s products and services and purchases of marketable debt securities of $12.4 million, partially offset by maturities of marketable debt securities of $12.5 million and $1.0 million of proceeds for the sale of THR.
Net cash used in financing activities attributable to continuing operations includes $10.9 million for the repurchase of 4.4 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $2.50 per share and $6.0 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

2022
Adjustments to net loss attributable to continuing operations consist primarily of $104.3 million of provision for credit losses, $77.5 million of depreciation, $50.8 million of stock-based compensation expense, $13.8 million of non-cash lease expense (including impairment of right-of-use assets), and $13.8 million of amortization of intangibles, partially offset by deferred income taxes of $9.8 million. The decrease from changes in working capital consists primarily of an increase of $111.9 million in accounts receivable, a decrease of $16.7 million in operating lease liabilities, and a decrease of $3.0 million in deferred revenue, partially offset by increases of $11.6 million in accounts payable and other liabilities and $3.2 million in income taxes payable and receivable. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Services. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in deferred revenue is due to lower annual membership count. The increase in accounts payable and other liabilities is due primarily to increases in accrued expenses related to the 2021 brand integration initiative. The increase in income taxes payables and receivable is due primarily to accrual of taxes in excess of payments.
Net cash used in investing activities attributable to continuing operations includes $115.5 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities attributable to continuing operations includes $8.8 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled and $8.1 million for the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $7.80 per share.
2021
Adjustments to net loss attributable to continuing operations consist primarily of $86.6 million of provision for credit losses, $59.0 million of depreciation, $28.2 million of stock-based compensation expense, $20.5 million of non-cash lease expense, and $16.1 million of amortization of intangibles, partially offset by $34.2 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $107.0 million in accounts receivable, and a decrease of $16.6 million in operating lease liabilities, partially offset by an increase of $21.7 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to revenue growth, primarily attributable to Services. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due primarily to increases in accrued advertising.
Net cash used in investing activities attributable to continuing operations includes $69.9 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services, partially offset by proceeds of $50.0 million from the maturities of marketable debt securities.
Net cash used in financing activities attributable to continuing operations includes $220.0 million for the prepayment of the ANGI Group Term Loan, which otherwise would have matured on November 5, 2023, $61.9 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, $35.4 million for the repurchase of 3.2 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $11.06 per share, and $27.9 million for the purchase of redeemable noncontrolling interests.
Discontinued Operations
Net cash provided by (used in) discontinued operations of $11.0 million, $(20.1) million, and $(44.0) million for the years ended December 31, 2023, 2022, and 2021, respectively, relates to the operations for THR. The Company does not expect cash flows from discontinued operations following the sale of THR on November 1, 2023.
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the year ended December 31, 2023, the Company repurchased 4.4 million shares, on a trade date basis, of its common stock at an average price of $2.50 per share, or $11.1 million in aggregate. During the fourth quarter of 2023, Angi Inc. put in place a share repurchase plan with the intent of utilizing the remaining shares in its stock repurchase authorization. The plan will be subject to price and volume limitations. From January 1, 2024 through February 9, 2024, the Company repurchased an additional 2.7 million shares at an average price of $2.36 per share, or $6.3 million in aggregate. The Company had 7.9 million shares remaining in its share repurchase authorization as of February 9, 2024. The Company may purchase its shares pursuant to its authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors the Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
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
The following table summarizes the aggregate intrinsic value of all awards outstanding as of February 9, 2024; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value of awards outstanding	Estimated withholding taxes payable	Estimated shares to be issued
	(In thousands)
RSUs and other equity awards(a)(b)	67,367	32,548	14,097
Total outstanding employee stock-based awards	$67,367	$32,548	14,097
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

Contractual Obligations
The Company enters into various contractual arrangements as a part of its continued operations. Material contractual obligations described in the accompanying notes to the financial statements within “Item 8. Consolidated Financial Statements and Supplementary Data” includes operating leases as described in “Note 5—Leases,” and principal and interest payments on long-term as debt described in “Note 6—Long-term Debt.”

The Company has material purchase obligations which represent legally binding agreements to purchase goods and services that specify all significant terms. Future payments under these agreements at December 31, 2023 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$25,147	$2,091	$—	$—	$27,238
Purchase obligations include (i) $13.0 million for the final payment related to a three-year cloud computing arrangement, with the final payment expected to be made by September 2024, (ii) $8.4 million related to technology contracts spend, and (iii) $3.5 million related to media spend to be made in 2024.

Capital Expenditures
The Company’s 2024 capital expenditures are expected to be higher than 2023 capital expenditures of $47.8 million by approximately 15% to 30% due to an increase in the capitalization rate of software development projects.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
At December 31, 2023, IAC held all Class B shares of Angi Inc., which represent 84.2% of the economic interest and 98.1% of the voting interest of the Company. As a result, IAC has the ability to control Angi’s financing activities, including the issuance of additional debt and equity securities by Angi or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi’s capital stock and its representation on the Angi board of directors.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of Angi’s accounting policies contained in “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included “Item 8. Consolidated Financial Statements and Supplementary Data” in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Credit Losses
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance when it has determined that all or a portion of the receivable will not be collected. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation to the Company and any other forward-looking data regarding customers’ ability to pay that is available. The duration of time between the Company’s issuance of an invoice and payment due date is not significant. The carrying value of the credit loss allowance is $24.7 million and $38.8 million at December 31, 2023 and 2022, respectively. The provision for credit losses was $79.4 million, $104.3 million, and $86.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Business Combinations
The Company made no acquisitions, which are generally referred to in GAAP as business combinations, in the years ended December 31, 2023 and 2022. The Company acquired THR in the year ended December 31, 2021, however, following its sale on November 1, 2023, it is reflected as a discontinued operation in the Company’s financial statements. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
Management makes two critical determinations at the time of an acquisition: (1) the reporting unit(s) that will benefit from the acquisition and to which goodwill will be assigned and (2) the allocation of the purchase price of the acquired business to the assets acquired and the liabilities assumed based upon their fair values. The reporting unit determination is important beyond the initial allocation of purchase price because future impairment assessments of goodwill, as described below, are performed at the reporting unit level. At October 1, 2023, the Company had four reporting units: Ads and Leads, Services, Roofing (subsequently sold as described above) and International. Historically, the Company’s acquisitions have been complementary to these reporting units and the goodwill has been assigned to the reporting unit.
The allocation of purchase price to the assets acquired and liabilities assumed is based upon their fair values and is complex because of the judgments involved in determining these values. The determination of purchase price and the fair value of monetary assets acquired and liabilities assumed is typically the least complex aspect of the Company’s accounting for business combinations due to management’s experience and/or the inherently lower level of judgement required. Due to the higher degree of complexity associated with the valuation of acquired intangible assets, the Company usually obtains the assistance of outside valuation experts in the allocation of purchase price to the identifiable intangible assets acquired, which can be both definite-lived, such as acquired technology, customer and contractor relationships, or indefinite lived, such as acquired trade names and trademarks. While outside valuation experts may be used, management has the ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of the net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the business combination as of the acquisition date.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $886.0 million and $882.9 million at December 31, 2023 and 2022, respectively. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $170.8 million and $170.1 million at December 31, 2023 and 2022, respectively.

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

The Company’s annual assessment of the recovery of goodwill begins with management’s reassessment of its operating segments and reporting units. A reporting unit is an operating segment or one level below an operating segment, which is referred to as a component. This reassessment of reporting units is also made each time the Company changes its operating segments to the extent that this also results in a change in reporting units. If the goodwill of a reporting unit is allocated to newly formed reporting units, the allocation is usually made to each reporting unit based upon their relative fair values.

For the Company’s annual goodwill test at October 1, 2023, a qualitative assessment of the Ads and Leads, Services, and International reporting units was performed by the Company to evaluate whether it is more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:
•The Company considered the strong forecasted operating performance, in addition to actual operating results in the current year, of the Ads and Leads, Services, and International reporting units.
•The Company also considered the prior year annual valuations of the Ads and Leads, Services, and International reporting units prepared as of October 1, 2022, and valuations of the International reporting unit prepared approximate to, however, not as of, October 1, 2023, in connection with the issuance and/or settlement of equity awards that are denominated in the equity of this business.
Based on these factors we concluded that it is not more likely than not that the fair value of the reporting units is below their respective carrying amounts.
As of October 1, 2023, prior to its sale on November 1, 2023, the Roofing reporting unit had no goodwill or indefinite-lived intangible assets.
If and when a quantitative test is performed, the fair value of the Company’s reporting units is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 15.0% to 17.0% in 2023 and 12.0% to 18.5% in 2022, and the royalty rates used ranged from 2.5% to 4.5% in 2023 and 2.0% to 4.5% in 2022.
The October 1, 2023 and 2021 annual assessments of goodwill and indefinite-lived intangible assets did not identify any impairments. The October 1, 2022 annual assessment identified a $26.0 million goodwill impairment at the Roofing reporting unit, which is reflected as a discontinued operation in the Company’s financial statements.
Software Development Costs
We capitalize internally developed software costs (including employee payroll costs, stock-based compensation and benefit costs as well as third party production and other content costs), subsequent to identifying technological feasibility of the software project. Significant management judgement is required in assessing when technological feasibility is established.
Depreciation of internally developed software commences when the software is available for release for its intended use and is recorded on a straight-line basis over the estimated useful life of the software, which is typically 2-3 years. The net carrying value of capitalized software is $92.3 million and $128.5 million at December 31, 2023 and 2022, respectively.
Income Taxes
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax provision and/or benefit has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision computed on an if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders’ equity and financing activities within the consolidated statement of cash flows. The portion of the December 31, 2023 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $92.9 million.

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2023 and 2022, the balance of the Company’s net deferred tax asset is $145.4 million and $135.5 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2023 and 2022, the Company has unrecognized tax benefits, including interest, of $8.1 million and $6.2 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2023, the Company is in a three-year cumulative loss position. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $101.0 million. The Company expects to generate future taxable income of at least $480.9 million prior to the expiration of these NOLs, $266.7 million of which expire between 2033 and 2037, and the remainder of which never expire, to fully realize this deferred tax asset.
Stock-Based Compensation
Stock-based compensation at the Company is inherently complex. Our desire is to attract, retain, inspire and reward our management team and employees at the Company, including those employed by recently acquired companies, as applicable, by allowing them to benefit directly from the value they help to create. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of our subsidiaries as well as in Angi Inc. We further refine this approach by tailoring certain equity awards to the applicable circumstances. For example, we issue certain equity awards for which vesting is linked to the achievement of a performance target such as revenue or profits; these awards are referred to as performance-based awards. In other cases, we link the vesting of equity awards to the achievement of a value target for a subsidiary or Angi Inc.’s stock price, as applicable; these awards are referred to as market-based awards. The nature and variety of these types of equity-based awards creates complexity in our determination of stock-based compensation expense.
Business combinations may result in the modification of equity awards, which may create additional complexity and additional stock-based compensation expense. Also, our internal reorganizations can also lead to modifications of equity awards and may result in additional complexity and stock-based compensation expense.
Finally, the means by which we settle our equity-based awards also introduces complexity into our financial reporting. We provide a path to liquidity by settling the subsidiary denominated awards in IAC or Angi Inc. shares. In addition, certain former Angi Inc. stock appreciation rights can be settled in IAC or Angi Inc. awards at IAC’s election. These features increase the complexity of our earnings per share calculations.
Stock-based compensation expense reflected in our statements of operations includes expense related to the Company’s RSU awards, including those that are linked to the achievement of the Company’s stock price, known as market-based awards (“MSUs”) and those that are linked to the achievement of a performance target, known as performance-based awards (“PSUs”), stock options, stock appreciation rights, equity instruments denominated in shares of subsidiaries, and an allocation of expense related to IAC denominated restricted stock.
The Company recorded stock-based compensation expense of $43.4 million, $50.8 million, and $28.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. Included in stock-based compensation expense in the year ended December 31, 2022, the Company recognized a net decrease of $2.1 million due to management departures. Also included in stock-based compensation expense in the year ended December 31, 2021 is $1.0 million related to the modification of previously issued HomeAdvisor equity awards and Angie’s List equity awards, both of which were converted into Angi’s equity awards when the businesses combined on September 29, 2017. These modified awards finished vesting in the first quarter of 2021, therefore, there was no modification charge for the awards in the years ended December 31, 2023 and 2022. Additionally, in the first quarter of 2021, the Company recognized a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures.
The Company issues RSUs, PSUs and MSUs. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying Angi’s common stock and expensed as stock-based compensation expense over the vesting term. For PSUs, the value of the instrument is measured at the grant date as the fair value of the underlying Angi’s common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For MSUs, a lattice model is used to estimate the value of the awards. The Company also issues stock options and stock appreciation rights. The Company estimates the fair value of newly granted or modified stock appreciation rights and stock options, including equity instruments denominated in shares of subsidiaries, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, the most significant of which include expected term, expected volatility of the underlying shares, risk-free interest rates and the expected dividend yield. In addition, the recognition of stock-based compensation expense is impacted by our estimated forfeiture rates, which are based, in part, on historical forfeiture rates. For stock appreciation rights and stock options, including equity instruments denominated in shares of subsidiaries, the grant date fair value of the award is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is the vesting period of the award.
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
At December 31, 2023, the principal amount of the Company’s outstanding debt comprises $500.0 million of ANGI Group Senior Notes, which bears interest at a fixed rate. If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $20.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.
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
In addition, certain of the Company’s U.S. operations have customers in international markets. International revenue, including revenue of our operations located outside the U.S., which is measured based upon where the customer is located, accounted for 9%, 6%, and 6% for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity’s functional currency. The Company recorded foreign exchange gains and (losses) of $1.2 million, $(3.4) million, and $(1.7) million for the year ended December 31, 2023, 2022 and 2021, respectively.
The Company’s exposure to foreign currency exchange gains or losses have not been material to the Company; therefore, the Company has not hedged its foreign currency exposures. Any growth and expansion of our international operations increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could have a significant impact on our future results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Angi Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Angi Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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

Revenue Processed By Highly Automated Proprietary Systems - Leads and Services
Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company’s revenue primarily consists of domestic Ads and Leads revenue as well as Services revenue. Ads revenue is primarily derived from service professionals under contract for advertising. Leads revenue includes consumer connection revenue for consumer matches as well as membership subscription revenue from service professionals. Services revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through a Company platform and the Company connects them with a service professional to perform the service.
In aggregate, Leads and Services Revenue was approximately $1 billion, as disclosed in Note 9, for the year ended December 31, 2023. The Company’s Leads and Services Revenue is based on contractual terms with the Company’s customers and is comprised of a significant volume of low-dollar transactions. The processing and recording of Leads and Services revenue is highly automated within the Company’s information technology (“IT”) systems that are principally proprietary.
Given the complexity of the IT systems involved, auditing Leads and Services Revenue required a significant extent of effort and increased involvement of professionals with expertise in IT to identify, test, and evaluate the Company’s relevant systems and automated controls utilized to process and record these transactions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls related to the recording and accounting for Leads and Services Revenue. With the involvement of IT professionals, we identified the relevant systems used by the Company to process, calculate, and record revenue and the related deferred revenue. Where applicable, we tested the IT general controls over those systems, including testing of user access controls, change management controls, and IT operations controls as well as certain automated application controls related to the recording of revenue and the related deferred revenue at period end. We also tested the Company’s controls to address the completeness and accuracy of transaction data.
Our audit procedures related to the Company’s Leads and Services Revenue also included reconciling revenue recorded to cash received, testing the details for a sample of specific cash receipts to third party banking information and evidence of the related customer arrangement, testing the calculations of revenue and the related deferred revenue performed within the Company’s systems to the amount recorded in the general ledger, and testing revenue transactions occurring near year-end.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.

New York, New York
February 29, 2024

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2023	2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$364,044	$321,155
Accounts receivable, net	51,100	71,967
Other current assets	72,075	64,330
Current assets of discontinued operations	—	26,750
Total current assets	487,219	484,202

Capitalized software, leasehold improvements and equipment, net	109,527	152,559
Goodwill	886,047	882,949
Intangible assets, net	170,773	178,105
Deferred income taxes	148,183	138,378
Other non-current assets, net	54,466	61,527
Non-current assets of discontinued operations	—	10,058
TOTAL ASSETS	$1,856,215	$1,907,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$29,467	$30,393
Deferred revenue	49,859	50,129
Accrued expenses and other current liabilities	179,329	182,794
Current liabilities of discontinued operations	—	18,468
Total current liabilities	258,655	281,784

Long-term debt, net	496,047	495,284
Deferred income taxes	2,739	2,906
Other long-term liabilities	54,266	75,507
Non-current liabilities of discontinued operations	—	919

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 106,848 and 102,811 shares, respectively, and outstanding 82,208 and 82,600, respectively	107	103
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,447,353	1,405,294
Accumulated deficit	(231,019)	(190,079)
Accumulated other comprehensive income (loss)	1,187	(1,172)
Treasury stock, 24,640 and 20,211 shares, respectively	(177,283)	(166,184)
Total Angi Inc. shareholders’ equity	1,040,767	1,048,384
Noncontrolling interests	3,741	2,994
Total shareholders’ equity	1,044,508	1,051,378
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,856,215	$1,907,778
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Revenue	$1,358,748	$1,764,355	$1,619,317
Cost of revenue (exclusive of depreciation shown separately below)	62,547	337,396	274,661
Gross Profit	1,296,201	1,426,959	1,344,656
Operating costs and expenses:
Selling and marketing expense	765,205	890,321	871,544
General and administrative expense	359,389	447,140	394,974
Product development expense	96,543	73,821	70,933
Depreciation	93,604	77,523	59,025
Amortization of intangibles	7,958	13,774	16,097
Total operating costs and expenses	1,322,699	1,502,579	1,412,573
Operating loss	(26,498)	(75,620)	(67,917)
Interest expense	(20,137)	(20,107)	(23,485)
Other income (expense), net	18,427	1,169	(2,510)
Loss from continuing operations before income taxes	(28,208)	(94,558)	(93,912)
Income tax (provision) benefit	(1,839)	5,390	29,894
Net loss from continuing operations	(30,047)	(89,168)	(64,018)
Loss from discontinued operations, net of tax	(10,264)	(38,814)	(6,476)
Net loss	(40,311)	(127,982)	(70,494)
Net earnings attributable to noncontrolling interests	(629)	(468)	(884)
Net loss attributable to Angi Inc. shareholders	$(40,940)	$(128,450)	$(71,378)

Per share information from continuing operations:
Basic loss per share	$(0.06)	$(0.18)	$(0.13)
Diluted loss per share	$(0.06)	$(0.18)	$(0.13)

Per share information attributable to Angi Inc. shareholders:
Basic loss per share	$(0.08)	$(0.26)	$(0.14)
Diluted loss per share	$(0.08)	$(0.26)	$(0.14)

Stock-based compensation expense by function:
Selling and marketing expense	$6,264	$5,927	$4,033
General and administrative expense	28,386	36,015	19,268
Product development expense	8,764	8,860	4,870
Total stock-based compensation expense	$43,414	$50,802	$28,171
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net loss	$(40,311)	$(127,982)	$(70,494)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,501	(5,028)	(1,219)
Comprehensive loss	(37,810)	(133,010)	(71,713)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(629)	(468)	(884)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(142)	547	(109)
Comprehensive (income) loss attributable to noncontrolling interests	(771)	79	(993)
Comprehensive loss attributable to Angi Inc. shareholders	$(38,581)	$(132,931)	$(72,706)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2023, 2022, and 2021

		Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders’ Equity

										Accumulated Other Comprehensive Income (Loss)				Total Shareholders’ Equity
	Redeemable Noncontrolling Interests							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
		$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2020	$26,364	$94	94,238	$422	421,862	$—	—	$1,379,469	$9,749	$4,637	$(122,081)	$1,272,290	$10,567	$1,282,857
Net (loss) earnings	(23)	—	—	—	—	—	—	—	(71,378)	—	—	(71,378)	907	(70,471)
Other comprehensive (income) loss	515	—	—	—	—	—	—	—	—	(1,328)	—	(1,328)	(406)	(1,734)
Stock-based compensation expense	—	—	—	—	—	—	—	33,057	—	—	—	33,057	—	33,057
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	2,919	—	—	—	—	(61,226)	—	—	—	(61,223)	—	(61,223)
Issuance of common stock to IAC Inc. pursuant to the employee matters agreement	—	3	2,588	—	157	—	—	(3)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(35,959)	(35,959)	—	(35,959)
Purchase of noncontrolling interest	(28,318)	—	—	—	—	—	—	—	—	—	—	—	(160)	(160)
Adjustment of redeemable noncontrolling interests to redemption amount	1,462	—	—	—	—	—	—	(430)	—	—	—	(430)	—	(430)
Other	—	—	—	—	—	—	—	(410)	—	—	—	(410)	—	(410)
Balance as of December 31, 2021	$—	$100	99,745	$422	422,019	$—	—	$1,350,457	$(61,629)	$3,309	$(158,040)	$1,134,619	$10,908	$1,145,527
Net (loss) earnings	—	—	—	—	—	—	—	—	(128,450)	—	—	(128,450)	468	(127,982)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(4,481)	—	(4,481)	(547)	(5,028)
Stock-based compensation expense	—	—	—	—	—	—	—	55,891	—	—	—	55,891	—	55,891
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	3	3,066	—	—	—	—	(8,630)	—	—	—	(8,627)	—	(8,627)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(8,144)	(8,144)	—	(8,144)
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	—	—	7,580	—	—	—	7,580	(7,835)	(255)
Other	—	—	—	—	—	—	—	(4)	—	—	—	(4)	—	(4)
Balance as of December 31, 2022	$—	$103	102,811	$422	422,019	$—	—	$1,405,294	$(190,079)	$(1,172)	$(166,184)	$1,048,384	$2,994	$1,051,378
Net (loss) earnings	—	—	—	—	—	—	—	—	(40,940)	—	—	(40,940)	629	(40,311)
Other comprehensive income	—	—	—	—	—	—	—	—	—	2,359	—	2,359	142	2,501
Stock-based compensation expense	—	—	—	—	—	—	—	48,388	—	—	—	48,388	—	48,388
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	4,037	—	—	—	—	(6,292)	—	—	—	(6,288)	—	(6,288)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(11,099)	(11,099)	—	(11,099)
Other	—	—	—	—	—	—	—	(37)	—	—	—	(37)	(24)	(61)
Balance as of December 31, 2023	$—	$107	106,848	$422	422,019	$—	—	$1,447,353	$(231,019)	$1,187	$(177,283)	$1,040,767	$3,741	$1,044,508

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(40,311)	$(127,982)	$(70,494)
Less: Loss from discontinued operations, net of tax	(10,264)	(38,814)	(6,476)
Net loss attributable to continuing operations	(30,047)	(89,168)	(64,018)
Adjustments to reconcile net loss to net cash provided by operating activities attributable to continuing operations:
Depreciation	93,604	77,523	59,025
Provision for credit losses	79,385	104,261	86,594
Stock-based compensation expense	43,414	50,802	28,171
Non-cash lease expense (including impairment of right-of-use assets)	11,878	13,799	20,484
Amortization of intangibles	7,958	13,774	16,097
Deferred income taxes	(10,009)	(9,758)	(34,217)
Foreign currency transaction (gain) loss	(1,291)	3,357	1,679
Other adjustments, net	232	(811)	8,262
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(58,168)	(111,865)	(106,966)
Other assets	(13,852)	(658)	5,600
Accounts payable and other liabilities	(8,045)	11,632	21,737
Operating lease liabilities	(20,678)	(16,733)	(16,644)
Income taxes payable and receivable	158	3,213	263
Deferred revenue	(355)	(2,966)	(1,491)
Net cash provided by operating activities attributable to continuing operations	94,184	46,402	24,576

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(47,780)	(115,479)	(69,909)
Purchases of marketable debt securities	(12,362)	—	—
Proceeds from maturities of marketable debt securities	12,500	—	50,000
Net proceeds from the sale of a business	1,000	—	750
Proceeds from sales of fixed assets	85	162	—
Other	—	—	(253)
Net cash used in investing activities attributable to continuing operations	(46,557)	(115,317)	(19,412)

Cash flows from financing activities attributable to continuing operations:
Principal payments on Term Loan	—	—	(220,000)
Purchases of treasury stock	(10,932)	(8,144)	(35,403)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(5,994)	(8,827)	(61,908)
Purchase of noncontrolling interests	—	—	(27,857)
Other, net	(57)	(256)	—
Net cash used in financing activities attributable to continuing operations	(16,983)	(17,227)	(345,168)

Total cash provided by (used in) continuing operations	30,644	(86,142)	(340,004)
Net cash provided by (used in) operating activities attributable to discontinued operations	10,661	(19,333)	(18,367)
Net cash provided by (used in) investing activities attributable to discontinued operations	325	(769)	(25,660)
Total cash provided by (used in) discontinued operations	10,986	(20,102)	(44,027)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	535	(1,105)	(45)
Net increase (decrease) in cash and cash equivalents and restricted cash	42,165	(107,349)	(384,076)
Cash and cash equivalents and restricted cash at beginning of period	322,136	429,485	813,561
Cash and cash equivalents and restricted cash at end of period	$364,301	$322,136	$429,485
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Nature of Operations
Angi Inc. connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 196,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended December 31, 2023. Additionally, consumers turned to at least one of our businesses to find a service professional for approximately 23 million projects during the year ended December 31, 2023.
The Company has three operating segments: (i) Ads and Leads; (ii) Services; and (iii) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, and Handy.
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
At December 31, 2023, IAC Inc. (“IAC”) owned 84.2% and 98.1% of the economic and voting interests, respectively, of the Company.
Total Home Roofing, LLC Sale
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“THR,” which comprised its Roofing segment), and has reflected it as a discontinued operation in its financial statements. See “Note 16—Discontinued Operations” for additional details. The financial information for prior periods has been recast to conform to the current year presentation.
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
In the opinion of management, the assumptions underlying the historical financial statements, including the basis on which the expenses have been allocated from IAC, are reasonable. However, the allocations may not reflect all of the expenses that Angi Inc. may have incurred as a standalone public company for the periods presented.
See “Note 17—Related Party Transactions with IAC” for information on transactions between Angi and IAC.
COVID-19 Update
The COVID-19 pandemic and the various responses to it created significant volatility, uncertainty and economic disruption. Recently, there has been a return to normal societal interactions, including the way we operate our business.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As previously disclosed, the impact of COVID-19 initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While we experienced a rebound in service requests in early 2021, service requests started to decline in May 2021 and continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. Our ability to monetize service requests rebounded modestly in the second half of 2021 and the first half of 2022; however, that improved monetization plateaued in the third quarter of 2022 returning to monetization rates similar to those experienced pre-COVID-19.
Outlook
The extent to which developments related to the COVID-19 pandemic and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes toward receiving them, materials and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments.
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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets (“ROU assets”); the useful lives and recoverability of capitalized software, leasehold improvements, equipment, and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; contingencies, unrecognized tax benefits; the liability for potential refunds and customer credits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets, and other factors that the Company considers relevant.
Revenue Recognition
The Company accounts for a contract with a customer when it has approval and commitment from all authorized parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company’s disaggregated revenue disclosures are presented in “Note 9—Segment Information.”
Ads and Leads Revenue
Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), revenue from service professionals under contract for advertising, membership subscription revenue from service professionals and consumers, and revenue from other services. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice. The Company maintains a liability for potential credits issued to services providers. Angi service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angi website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Service professional membership subscription revenue is initially deferred upon receipt of payment and is

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recognized using the straight-line method over the applicable subscription period, which is typically one year. Angi prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
Services Revenue
Services revenue primarily reflects revenue from pre-priced offerings by which the consumer requests services through the Company’s platform and the Company engages a service professional to perform the service. Consumers are billed when a job is scheduled through the Services platform. Billing practices are governed by the contract terms of each project as negotiated with the consumer. Billings do not necessarily correlate with revenue recognized over time as this is based on the timing of when the consumer receives the promised services.
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi, Inc., has the contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the years ended December 31, 2022 and 2021, if Services revenue were recorded on a net basis, revenue would have been reduced by $242.6 million and $180.7 million, respectively.
International Revenue
International revenue primarily comprises consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
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
The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.
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
Practical Expedients and Exemptions
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under Accounting Standards Codification (“ASC”) 606 (“ASC 606”), applicable to such contracts and does not consider the time value of money.
As permitted under the practical expedient available under ASC 606, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.
The Company also applies the practical expedient for sales commissions where the anticipated customer relationship period is one year or less as noted below.
Costs to Obtain a Contract with a Customer
The Company has determined that commissions paid to employees pursuant to certain sales incentive programs, meet the requirements to be capitalized as a cost of obtaining a contract. Capitalized sales commissions are amortized over the estimated customer relationship period and are included in “Selling and marketing expense” in the statement of operations. The Company calculates the anticipated customer relationship period as the average customer life, which is based on historical data. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred.
Beginning October 1, 2022, commissions earned on certain transactions within the Ads & Leads segment were expensed as incurred after determining the related customer relationship was less than one year.
The following table presents the capitalized sales commissions balances and balance sheet classification at the balance sheet dates:

Classification	December 31, 2023	December 31, 2022
	(In thousands)
Other current assets	$34,927	$37,220
Other non-current assets	$3,528	$1,904
During the years ended December 31, 2023 and 2022, the Company recognized expense of $61.4 million and $77.4 million, respectively, related to the amortization of these capitalized costs.
Accounts Receivable, Net of the Allowance for Credit Losses
Accounts receivable include amounts billed and currently due from customers. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers’ ability to pay that is available. The time between the Company’s issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2022, the current and non-current deferred revenue balances were $50.1 million and less than $0.1 million, respectively, and during the year ended December 31, 2023, the Company recognized $48.0 million that was included in the deferred revenue balance as of December 31, 2022. At December 31, 2021, the current and non-current deferred revenue balances were $53.2 million and $0.1 million, respectively, and during the year ended December 31, 2022, the Company recognized $52.8 million of revenue that was included in the deferred revenue balance at December 31, 2021. The current and non-current deferred revenue balances at December 31, 2023 are $49.9 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents consist of AAA rated government money market funds, treasury discount notes, and time deposits. Internationally, there are no cash equivalents at December 31, 2023 and 2022.
Investments in Marketable Debt Securities
At times, the Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. The Company reviews its debt securities for impairment, including from risk of credit loss, each reporting period. The Company recognizes an unrealized loss on debt securities in net loss when the impairment is determined to be other-than-temporary. Factors the Company considers in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. The Company also considers whether it will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other income (expense), net. The Company held no marketable debt securities at December 31, 2023 and 2022.
Capitalized Software, Leasehold Improvements and Equipment
Capitalized software, leasehold improvements and equipment, including significant improvements, are recorded at cost or at fair value to the extent acquired in a business combination. Repairs and maintenance costs are expensed as incurred. Amortization of leasehold improvements, which is included in “Depreciation” in the statement of operations, and depreciation are computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Category	Estimated Useful Lives
Capitalized software and computer equipment	2 to 3 Years
Furniture and other equipment	5 to 7 Years
Leasehold improvements	5 to 25 Years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software was $92.3 million and $128.6 million at December 31, 2023 and 2022, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company usually obtains the assistance of outside valuation experts to assist in the allocation of purchase price to the identifiable intangible assets acquired. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the business combination as of the acquisition date.
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. At October 1, 2023, the Company had four reporting units: Ads and Leads, Services, Roofing, and International. THR was sold on November 1, 2023 and is reflected as a discontinued operation in the Company’s financial statements. See “Note 1—Organization” for additional information.
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment equal to the excess is recorded.
For the Company’s annual goodwill test at October 1, 2023, a qualitative assessment of the Ads and Leads, Services, and International reporting units was performed by the Company to evaluate whether it is more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:
•The Company considered the strong forecasted operating performance, in addition to actual operating results in the current year, of the Ads and Leads, Services, and International reporting units.
•The Company also considered the prior year annual valuations of the Ads and Leads, Services, and International reporting units prepared as of October 1, 2022, and valuations of the International reporting unit prepared approximate to, however, not as of, October 1, 2023, in connection with the issuance and/or settlement of equity awards that are denominated in the equity of this business.
Based on these factors we concluded that it is not more likely than not that the fair value of the reporting units is below their respective carrying amounts.
As of October 1, 2023, prior to its sale on November 1, 2023, the Roofing reporting unit had no goodwill or indefinite-lived intangible assets.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
If and when a quantitative test is performed, the fair value of the Company’s reporting units are determined using both an income approach based on discounted cash flows (“DCF”) and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units’ current results and forecasted future performance, as well as macroeconomic and industry specific factors. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company’s policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets other than goodwill using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 15.0% to 17.0% in 2023 and 12.0% to 18.5% in 2022, and the royalty rates used ranged from 2.5% to 4.5% in 2023 and 2.0% to 4.5% in 2022.
The October 1, 2023 and 2021 annual assessments of goodwill and indefinite-lived intangible assets did not identify any impairments. The October 1, 2022 annual assessment identified a $26.0 million goodwill impairment at the Roofing reporting unit, which is reflected as a discontinued operation in the Company’s financial statements.
Long-Lived Assets
Long-lived assets, other than goodwill and indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, offline marketing, which is primarily television advertising and partner-related payments to those who direct traffic to our platforms. Advertising expense was $459.4 million, $558.4 million and $553.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Legal Costs
Legal costs, other than certain costs incurred to obtain financing, are expensed as incurred.
Debt Issuance Costs

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Costs incurred to obtain financing are deferred and amortized to “Interest expense” in the statement of operations over the related financing period using the effective interest method. The Company records debt issuance costs as a direct reduction of the carrying value of the related debt.
Income Taxes
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax provision and/or benefit has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the statement of cash flows.
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
Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to Angi Inc. shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock appreciation rights, stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company. See “Note 13—Loss per share” for additional information on dilutive securities.
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income (loss) as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the statement of operations as a component of other income (expense), net. Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings. See “Note 14—Financial Statement Details” for additional information regarding foreign currency exchange gains and losses.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is expensed over the requisite service period. See “Note 10—Stock‑based Compensation” for a discussion of the Company’s stock-based compensation plans.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Redeemable Noncontrolling Interests
Noncontrolling interests in the subsidiaries of the Company are ordinarily reported on the balance sheet within shareholders’ equity, separately from the Company’s equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders’ equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders’ equity in the balance sheet.
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates in the future. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the redemption amount of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to the redemption amount with a corresponding adjustment to additional paid-in capital. During the year ended December 31, 2021, the remaining redeemable non-controlling interest was exercised for which the Company had recorded an adjustment of $0.4 million to increase this interest to its redemption amount. Adjustments to this interest required high levels of judgment and were based on various valuation techniques, including market comparables and discounted cash flow projections.
Certain Risks and Concentrations
The Company’s business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash and cash equivalents. Cash and cash equivalents are maintained with financial institutions and are in excess of any applicable third-party insurance limits, such as the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There are no recently issued accounting pronouncements adopted by the Company during the year ended December 31, 2023.
Recent Accounting Pronouncements Not Yet Adopted by the Company
ASU 2023-07— Segment Reporting (Topic 280)— Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, which is intended to provide users of financial statements with more decision-useful information about reportable segments of a public business entity, primarily through enhanced disclosures of significant segment expenses. This ASU requires annual and interim disclosures of significant expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss and an amount and description of its composition of other segment items. The provisions of this ASU also require entities to include all annual disclosures required by Topic 280 in the interim periods and permits entities to include multiple measures of a segment's profit or loss if such measures are used by the CODM to assess segment performance and determine allocation of resources, provided that at least one of those measures is determined in a way that is consistent with the measurement principles under GAAP. The amendments in ASU 2023-07 apply retrospectively and is effective for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024. Early adoption is permitted. The Company does not plan to early adopt and is currently assessing the impact of adopting the updated guidance on the financial statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ASU 2023-09— Income Taxes (Topic 740)— Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, which establishes required categories and a quantitative threshold to the annual tabular rate reconciliation disclosure and disaggregated jurisdictional disclosures of income taxes paid. The guidance’s annual requirements are effective for the Company beginning with the December 31, 2025 reporting period. Early adoption is permitted and prospective disclosure should be applied, however, retrospective disclosure is permitted. The Company is currently assessing the pronouncement and its impact on its income tax disclosures, but it does not impact the Company’s results of operations, financial condition, or cash flows.
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value Measurements
Instruments measured at fair value on a recurring basis
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$215,891	$—	$—	$215,891
Treasury discount notes	—	74,802	—	74,802
Total	$215,891	$74,802	$—	$290,693

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$189,000	$—	$—	$189,000
Treasury discount notes	—	24,961	—	24,961
Total	$189,000	$24,961	$—	$213,961
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $418.1 million and $368.8 million at December 31, 2023 and December 31, 2022, respectively.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2023	2022
	(In thousands)
Goodwill	$886,047	$882,949
Intangible assets with indefinite lives	170,773	170,147
Intangible assets with definite lives, net of accumulated amortization	—	7,958
Total goodwill and intangible assets, net	$1,056,820	$1,061,054
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2023:

	Balance at December 31, 2022	Foreign Currency Translation	Balance at December 31, 2023
	(In thousands)
Ads and Leads	$761,133	$—	$761,133
Services	51,197	—	51,197
International	70,619	3,098	73,717
Total goodwill	$882,949	$3,098	$886,047

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2022:

	Balance at December 31, 2021	Deductions	Reporting Unit Allocation Adjustment	Impairments	Foreign Currency Translation	Balance at December 31, 2022
	(In thousands)
North America	$843,193	$(816)	$(841,800)	$—	$(577)	$—
Europe	72,846	—	(61,334)	—	(11,512)	—
Ads and Leads	—	—	761,133	—	—	761,133
Services	—	—	51,197	—	—	51,197
International	—	—	64,799	—	5,820	70,619
Total	916,039	(816)	(26,005)	—	(6,269)	882,949
Roofing (included in discontinued operations)	—	—	26,005	(26,005)	—	—
Total goodwill	$916,039	$(816)	$—	$(26,005)	$(6,269)	$882,949
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2023 and 2022, intangible assets with definite lives are as follows:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Technology	$82,234	$(82,234)	$—	5.5
Service professional relationships	5,619	(5,619)	—	2.5
Trade names	1,376	(1,376)	—	5.0
Total	$89,229	$(89,229)	$—	5.3

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Technology	$82,114	$(74,156)	$7,958	5.5
Service professional relationships	95,858	(95,858)	—	3.0
Trade names	1,327	(1,327)	—	5.0
Total	$179,299	$(171,341)	$7,958	4.1
The decreases in gross carrying amount and accumulated amortization of intangible assets from December 31, 2022 was due primarily to the retirement of certain fully amortized service professional relationships within Ads and Leads of $90.5 million as these assets are no longer in use.
See “Note 2—Summary of Significant Accounting Policies” for further discussion of the Company’s assessments of impairment of goodwill and indefinite-lived intangible assets.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5—LEASES
The Company primarily leases office space used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company’s incremental borrowing rate on the lease commencement date, the date of acquisition for any leases acquired in connection with a business combination, or January 1, 2019, the date ASC Topic 842, Leases (“ASC 842”) was adopted, for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less (“short-term leases”) are not recorded on the balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities, and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table presents the balances of ROU assets and lease liabilities within the balance sheet:

		December 31,
Leases	Balance Sheet Classification	2023	2022
		(In thousands)
Assets:
ROU assets	Other non-current assets	$45,971	$56,313

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$17,797	$16,328
Long-term lease liabilities	Other long-term liabilities	51,550	72,688
Total lease liabilities		$69,347	$89,016
The following table presents the net lease expense within the statement of operations:

		Years Ended December 31,
Lease Expense	Statement of Operations Classification	2023	2022	2021
		(In thousands)
Fixed lease expense	Cost of revenue	$392	$437	$346
Fixed lease expense	Selling and marketing expense	116	2,669	7,305
Fixed lease expense	General and administrative expense	11,225	11,122	16,461
Fixed lease expense	Product development expense	399	492	1,232
Total fixed lease expense(a)		12,132	14,720	25,344
Variable lease expense	Selling and marketing expense	36	200	1,087
Variable lease expense	General and administrative expense	5,071	4,444	2,438
Variable lease expense	Product development expense	156	23	567
Total variable lease expense		5,263	4,667	4,092
Net lease expense		$17,395	$19,387	$29,436

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
________________________________
(a)    Includes (i) lease impairment charges of $0.7 million, $1.7 million, and $7.8 million, and (ii) sublease income of $4.3 million, $4.7 million, and $1.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Maturities of lease liabilities as of December 31, 2023(b) are summarized below:

Years Ending December 31:	(In thousands)
2024	$21,396
2025	17,581
2026	16,865
2027	12,488
2028	6,266
Thereafter	5,329
Total	79,925
Less: Interest	10,578
Present value of lease liabilities	$69,347
________________________________
(b) At December 31, 2023 there were no legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate:

	December 31,
	2023	2022
Remaining lease term	4.4 years	5.3 years
Discount rate	6.59%	6.19%

The following is the supplemental cash flow information:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
ROU assets obtained in exchange for lease liabilities	$6,696	$2,911	$2,848
Derecognition of ROU assets due to termination or modification	$(5,266)	$(772)	$(1,555)
Cash paid for amounts included in the measurement of lease liabilities	$25,806	$22,484	$23,285
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	December 31, 2023	December 31, 2022
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	3,953	4,716
Total long-term debt, net	$496,047	$495,284

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ANGI Group Senior Notes
ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of Angi Inc., issued the ANGI Group Senior Notes were issued on August 20, 2020. These notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2023	101.938%
2024	100.969%
2025 and thereafter	100.000%
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At December 31, 2023, there were no limitations pursuant thereto.
ANGI Group Revolving Facility
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
ANGI Group Term Loan
During 2021, ANGI Group prepaid the remaining balance of $220.0 million of the ANGI Group Term Loan principal, which otherwise would have matured on November 5, 2023.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Class B common stock and Class C common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of all liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock.
At December 31, 2023, IAC holds all 422.0 million outstanding shares of the Company’s Class B common stock, and 2.6 million outstanding shares of the Company’s Class A common stock, in total representing approximately 84.2% economic interest and 98.1% voting interest in the Company.
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
Reserved Common Shares
In connection with outstanding awards under our equity compensation plans, 42.9 million shares of Angi Inc. Class A common stock are reserved for future issuances at December 31, 2023.
Common Stock Repurchases
On March 9, 2020, the Board of Directors of Angi Inc. authorized the Company to repurchase up to 20 million shares of its common stock. During the fourth quarter of 2023, Angi Inc. put in place a share repurchase plan with the intent of utilizing the remaining shares in its stock repurchase authorization. The plan is subject to price and volume limitations. During the years ended December 31, 2023, 2022, and 2021, the Company repurchased 4.4 million, 1.0 million, and 3.2 million of Angi Inc. common stock for aggregate consideration, on a trade date basis, of $11.1 million, $8.1 million, and $35.4 million, respectively. At December 31, 2023, the Company has approximately 10.6 million shares remaining in its share repurchase authorization.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss), which exclusively consists of foreign currency translation adjustment:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at January 1	$(1,172)	$3,309	$4,637
Other comprehensive income (loss)	2,359	(4,481)	(1,328)
Balance at December 31	$1,187	$(1,172)	$3,309
There were no items reclassified out of accumulated other comprehensive income (loss) into earnings during the years ended December 31, 2023, 2022, and 2021. At December 31, 2023, 2022, and 2021, there was no tax benefit or provision on the accumulated other comprehensive income (loss).
NOTE 9—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with the CODM’s view of the businesses. In addition, the Company considers how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents revenue by reportable segment:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Revenue:
Domestic
Ads and Leads	$1,124,908	$1,282,061	$1,227,074
Services	118,033	381,256	289,948
Total Domestic	1,242,941	1,663,317	1,517,022
International	115,807	101,038	102,295
Total	$1,358,748	$1,764,355	$1,619,317
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$781,089	$954,735	$898,422
Advertising revenue	290,799	265,466	252,206
Membership subscription revenue	52,305	60,411	68,062
Other revenue	715	1,449	8,384
Total Ads and Leads revenue	1,124,908	1,282,061	1,227,074
Services revenue	118,033	381,256	289,948
Total Domestic revenue	1,242,941	1,663,317	1,517,022
International
Consumer connection revenue	92,635	71,851	68,686
Service professional membership subscription revenue	22,548	28,192	32,367
Advertising and other revenue	624	995	1,242
Total International revenue	115,807	101,038	102,295
Total revenue	$1,358,748	$1,764,355	$1,619,317

Geographic information about revenue and long-lived assets is presented below.

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Revenue
United States	$1,242,092	$1,660,373	$1,514,930
All other countries	116,656	103,982	104,387
Total	$1,358,748	$1,764,355	$1,619,317

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023	December 31, 2022
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$145,710	$199,744
All other countries	9,788	9,128
Total	$155,498	$208,872
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Operating income (loss):
Ads and Leads	$50,043	$85,593	$65,485
Services	(23,450)	(95,166)	(63,984)
Corporate	(61,377)	(61,794)	(56,196)
International	8,286	(4,253)	(13,222)
Total	$(26,498)	$(75,620)	$(67,917)

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Adjusted EBITDA(a):
Ads and Leads	$147,357	$168,952	$136,260
Services	8,123	(52,126)	(48,203)
Corporate	(50,076)	(49,866)	(46,066)
International	13,074	(481)	(6,615)
Total	$118,478	$66,479	$35,376
(a)    The Company’s primary financial measure and GAAP segment measure is Adjusted EBITDA, which is defined as operating income (loss) excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable.
We consider operating income (loss) to be the financial measure calculated and presented in accordance with GAAP that is most directly comparable to our segment reporting performance measure, Adjusted EBITDA. The following tables reconcile operating income (loss) for the Company’s reportable segments and net loss attributable to Angi Inc. shareholders to Adjusted EBITDA:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$50,043	$23,145	$66,211	$7,958	$147,357
Services	(23,450)	7,586	23,987	—	8,123
Corporate	(61,377)	11,301	—	—	(50,076)
International	8,286	1,382	3,406	—	13,074
Total	(26,498)	$43,414	$93,604	$7,958	$118,478
Interest expense	(20,137)
Other income, net	18,427
Loss from continuing operations before income taxes	(28,208)
Income tax provision	(1,839)
Net loss from continuing operations	(30,047)
Loss from discontinued operations, net of tax	(10,264)
Net loss	(40,311)
Net earnings attributable to noncontrolling interests	(629)
Net loss attributable to Angi Inc. shareholders	$(40,940)

	Year Ended December 31, 2022
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$85,593	$19,972	$52,737	$10,650	$168,952
Services	(95,166)	18,012	21,904	3,124	(52,126)
Corporate	(61,794)	11,928	—	—	(49,866)
International	(4,253)	890	2,882	—	(481)
Total	(75,620)	$50,802	$77,523	$13,774	$66,479
Interest expense	(20,107)
Other income, net	1,169
Loss from continuing operations before income taxes	(94,558)
Income tax benefit	5,390
Net loss from continuing operations	(89,168)
Loss from discontinued operations, net of tax	(38,814)
Net loss	(127,982)
Net earnings attributable to noncontrolling interests	(468)
Net loss attributable to Angi Inc. shareholders	$(128,450)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2021
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Ads and Leads	$65,485	$12,722	$46,025	$12,028	$136,260
Services	(63,984)	4,672	7,049	4,060	(48,203)
Corporate	(56,196)	10,121	—	9	(46,066)
International	(13,222)	656	5,951	—	(6,615)
Total	(67,917)	$28,171	$59,025	$16,097	$35,376
Interest expense	(23,485)
Other expense, net	(2,510)
Loss from continuing operations before income taxes	(93,912)
Income tax benefit	29,894
Net loss from continuing operations	(64,018)
Loss from discontinued operations, net of tax	(6,476)
Net loss	(70,494)
Net earnings attributable to noncontrolling interests	(884)
Net loss attributable to Angi Inc. shareholders	$(71,378)
The following table presents capital expenditures by reportable segment:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Capital expenditures:
Ads and Leads	$44,692	$76,786	$50,026
Services	2,551	35,833	17,439
International	537	2,860	2,444
Total	$47,780	$115,479	$69,909
NOTE 10—STOCK-BASED COMPENSATION
The Company currently has one active stock plan, which became effective on September 29, 2017 (“the Combination”). The 2017 plan (“the Plan”) covers stock options, stock appreciation rights and RSU awards, including those that are linked to the achievement of the Company’s stock price, known as market-based awards (“MSUs”) and those that are linked to the achievement of a performance target, known as performance-based awards (“PSUs”), denominated in shares of Angi Inc. common stock, as well as provides for the future grant of these and other equity awards. The Plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2023, there are 14.0 million shares available for grant under the Plan.
The Plan has a stated term of ten years, and provides that the exercise price of stock options and stock appreciation rights granted will not be less than the market price of the Company’s common stock on the grant date. The Plan does not specify grant dates or vesting schedules for awards, as those determinations have been delegated to the Compensation Committee of Angi Inc. Board of Directors (the “Committee”). Each grant agreement reflects the grant date and vesting schedule for that particular grant as determined by the Committee. Stock options and stock appreciation rights granted under the Plan generally

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
vest in equal annual installments over a four-year period from the grant date. RSU awards granted under the Plan generally vest either in one installment over a three-year period, in equal annual installments over a four-year period, or a three-year graded schedule (installments of 57% in first year, 29% in second year, and 14% in last year), in each case, from the grant date. PSU and MSU awards granted subsequent to the Combination generally cliff vest in a two to five-year period from the grant date.
Stock-based compensation expense recognized in the statement of operations includes expense related to: (i) the Company’s RSUs, stock options and stock appreciation rights; (ii) equity instruments denominated in shares of its subsidiaries; and (iii) IAC denominated restricted stock. The amount of stock-based compensation expense recognized is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2023, there was $47.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.29 years.
The total income tax benefit recognized in the statement of operations for the years ended December 31, 2023, 2022, and 2021 related to all stock-based compensation is $2.9 million, $3.6 million, $16.8 million, respectively.
The aggregate income tax benefit/(detriment) recognized related to the exercise of stock options and stock appreciation rights for the years ended December 31, 2023, 2022, and 2021 is $0.1 million, $(0.3) million, and $10.8 million, respectively. There may be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
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

Unvested RSUs, MSUs, and PSUs outstanding at December 31, 2023 and changes during the year ended December 31, 2023 are as follows:

	RSUs		MSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2023	21,690	$7.04	409	$12.97	507	$3.14
Granted	17,152	2.53	55	2.51	—	—
Vested	(5,991)	7.42	(1)	12.83	—	—
Forfeited	(5,853)	5.66	(358)	12.49	(240)	13.51
Unvested at December 31, 2023	26,998	$4.39	105	$3.35	268	$10.42

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The weighted average fair value of RSUs granted during the years ended December 31, 2023, 2022, and 2021 based on market prices of Angi Inc. common stock on the grant date was $2.53, $4.95, and $12.73, respectively. The weighted average fair value of MSUs granted during the years ended December 31, 2023, 2022, and 2021 based on the lattice model, was $2.51, $6.39, and $14.39, respectively. There were no PSUs granted during the years ended December 31, 2023 and 2022. The weighted average fair value of PSUs granted during the year ended December 31, 2021, based on market prices of Angi Inc. common stock on the grant date, was $13.51. The total fair value of RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $15.5 million, $20.8 million and $35.2 million, respectively. The total fair value of MSUs that vested during the years ended December 31, 2023 and 2021 was $0.1 million and $2.1 million, respectively. There were no MSUs that vested during the year ended December 31, 2022. There were no PSUs that vested during the year ended December 31, 2023. The total fair value of PSUs that vested during the years ended December 31, 2022, and 2021 was $0.1 million, and $3.6 million, respectively.
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights outstanding at December 31, 2023 and changes during the year ended December 31, 2023 were as follows:

	December 31, 2023
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2023	1,087	$9.26
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(192)	15.32
Outstanding at December 31, 2023	895	$7.95	2.2	$—
Exercisable	895	$7.95	2.2	$—
The aggregate intrinsic value in the table above represents the difference between Angi Inc. closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money awards that would have been exercised had all award holders exercised their awards on December 31, 2023. There were no stock options or stock appreciation rights exercised during the year ended December 31, 2023. The total intrinsic value of awards exercised during the years ended December 31, 2022 and 2021 is $1.3 million and $103.8 million, respectively.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2023:

	Awards Outstanding & Exercisable
Range of Exercise Prices	Outstanding at December 31, 2023	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
	(Shares in thousands)
$0.01 to $10.00	539	1.8	$4.74
$10.01 to $20.00	356	2.8	12.81
	895	2.2	$7.95
There were no stock options or stock appreciation rights granted by the Company for the years ended December 31, 2023, 2022, and 2021.
In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into Angi Inc. equity awards resulting in a modification charge. There were no charges included in stock-based compensation expense in the years ended December 31, 2023 and 2022 and charges of $0.9 million for the year ended December 31, 2021 related to these modified awards.
No cash was received from stock option exercises during the years ended December 31, 2023, 2022 and 2021 because they were net settled in shares of Angi Inc. common stock.
The Company currently settles all equity awards on a net basis with the Company remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC’s option, certain awards can be settled in either Class A shares of Angi Inc. or shares of IAC common stock. If settled in IAC common stock, Angi Inc. reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on December 31, 2023 were net settled on that date, ANGI would have issued no Class A shares (either to award holders or to IAC as reimbursement) and ANGI would have remitted nothing in cash for withholding taxes (assuming a 50% withholding rate). Assuming all other ANGI equity awards outstanding on December 31, 2023, were net settled on that date, including stock options, RSUs and subsidiary denominated equity described below, ANGI would have issued 13.8 million Class A shares and would have remitted $34.3 million in cash for withholding taxes (assuming a 50% withholding rate).
Equity Instruments Denominated in the Shares of Certain Subsidiaries
Angi Inc. has granted stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a period of years, which is typically four years. The value of the stock appreciation rights is tied to the value of the common stock of these subsidiaries, which is determined by the Company using a variety of valuation techniques including a combination of market based and discounted cash flow valuation methodologies. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interests is generally determined by the board of directors of the applicable subsidiary when settled, which will occur at various dates through 2027 and are ultimately settled in IAC common stock or Angi Inc. Class A common stock, at IAC’s election. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The expense associated with these equity awards is initially measured at fair value, using the Black-Scholes option pricing model, at the grant date and is expensed as stock-based compensation over the vesting term.
The plans under which these awards are granted establish specific settlement dates or liquidity events for which the valuation of the relevant subsidiary is determined for purposes of settlement of the awards.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11—BENEFIT PLANS
The Company’s employees in the U.S. can elect to participate in a retirement savings program offered by IAC, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC Inc. Retirement Savings Plan (the “IAC Plan”), participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. The Company matches fifty cents for each dollar a participant contributes in the IAC Plan, with a maximum contribution of 3% of a participant’s eligible earnings. The IAC Plan limits Company matching contributions to $10,000 per participant on an annual basis. Matching contributions under the IAC Plan for the years ended December 31, 2023, 2022, and 2021 were $8.1 million, $9.3 million, and $8.3 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.
The Company also has or participates in various benefit plans, primarily defined contribution plans, for its international employees. The Company’s contributions to these plans for the years ended December 31, 2023, 2022, and 2021 were $1.0 million, $0.8 million, and $0.7 million, respectively.
NOTE 12—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax provision and/or benefit has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision or benefit computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the statement of shareholders’ equity and financing activities within the statement of cash flows.
U.S. and foreign (loss) earnings from continuing operations before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
U.S.	$(38,717)	$(87,557)	$(80,182)
Foreign	10,509	(7,001)	(13,730)
Total	$(28,208)	$(94,558)	$(93,912)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Current income tax provision:
Federal	$1,373	$27	$36
State	3,198	2,650	3,038
Foreign	7,277	1,691	1,249
Current income tax provision	11,848	4,368	4,323

Deferred income tax (benefit) provision:
Federal	(8,232)	(8,045)	(27,800)
State	(1,499)	(2,894)	(8,712)
Foreign	(278)	1,181	2,295
Deferred income tax benefit	(10,009)	(9,758)	(34,217)
Income tax provision (benefit)	$1,839	$(5,390)	$(29,894)

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$182,386	$187,449
Tax credit carryforwards	26,519	21,588
Capitalized research & development expenditures	18,919	12,551
Long-term lease liabilities	16,288	21,902
Capitalized software, leasehold improvements and equipment, net	10,923	—
Other	33,485	30,980
Total deferred tax assets	288,520	274,470
Less valuation allowance	(76,821)	(64,877)
Net deferred tax assets	211,699	209,593

Deferred tax liabilities:
Intangible assets, net	(46,571)	(47,016)
Right-of-use assets	(10,588)	(13,919)
Capitalized costs to obtain a contract with a customer	(9,004)	(9,264)
Capitalized software, leasehold improvements and equipment, net	—	(3,839)
Other	(92)	(83)
Total deferred tax liabilities	(66,255)	(74,121)
Net deferred tax assets	$145,444	$135,472

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The portion of the December 31, 2023 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $92.9 million.
At December 31, 2023, the Company has federal and state NOLs of $480.9 million and $431.0 million, respectively, available to offset future income. Of these federal NOLs, $214.2 million can be carried forward indefinitely and $266.7 million, if not utilized, will expire at various times between 2033 and 2037. Of these state NOLs, $25.5 million will be carried forward indefinitely and $405.5 million will expire at various times primarily between 2025 and 2043. Federal and state NOLs of $396.6 million and $331.3 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2023, the Company has foreign NOLs of $329.9 million available to offset future income. Of these foreign NOLs, $317.5 million can be carried forward indefinitely and $12.4 million, if not utilized, will expire at various times between 2038 and 2043. During 2023, the Company recognized tax benefits related to NOLs of $0.5 million.
At December 31, 2023, the Company has tax credit carryforwards of $34.1 million relating to federal and state tax credits for research activities. Of these credit carryforwards, $1.7 million can be carried forward indefinitely and $32.4 million, if not utilized, will expire between 2024 and 2043.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At December 31, 2023, the Company has a U.S. gross deferred tax asset of $209.6 million that the Company expects to fully utilize on a more likely than not basis.
During 2023, the Company’s valuation allowance increased by $11.9 million primarily due to an increase in unbenefited capital losses, foreign NOLs, and currency translation adjustments. At December 31, 2023, the Company has a valuation allowance of $76.8 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.

A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings (loss) from continuing operations before income taxes is shown as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Income tax (benefit) at the federal statutory rate of 21%	$(5,924)	$(19,857)	$(19,722)
State income taxes, net of effect of federal tax benefit	1,510	362	(1,040)
Research credit	(4,912)	(7,123)	(2,431)
Stock-based compensation	4,546	3,917	(13,643)
Non-deductible executive compensation	3,514	4,731	3,312
Unbenefited losses	3,352	7,106	1,610
Net adjustment related to the reconciliation of income tax provision accruals to tax returns	(2,430)	(1,212)	335
Foreign income taxed at a different statutory tax rate	1,216	5,355	2,872
Change in judgement on beginning of the year valuation allowance	399	966	(4,165)
Deferred tax adjustment for enacted changes in tax law and rates	99	178	768
Other, net	469	187	2,210
Income tax provision (benefit)	$1,839	$(5,390)	$(29,894)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2023	2022	2021
	(In thousands)
Balance at January 1	$6,181	$6,298	$5,268
Additions based on tax positions related to the current year	1,564	1,342	1,317
Additions for tax positions of prior years	545	1,006	264
Reductions for tax positions of prior years	(88)	—	(91)
Settlements	(188)	(2,465)	(460)
Balance at December 31	$8,014	$6,181	$6,298
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2023 and 2022, accruals for interest are not material and there are no accruals for penalties.
The Company’s income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. On June 27, 2023 the Joint Committee of Taxation completed its review of the federal income tax returns for the years ended December 31, 2013 through 2019, which includes the operations of the Company, and approved the audit settlement previously agreed to with the Internal Revenue Service. The statutes of limitations for the years 2013 through 2019 expired December 31, 2023. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2013. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2023 and 2022, the Company has unrecognized tax benefits, including interest, of $8.1 million and $6.2 million respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at December 31, 2023 are subsequently recognized, the income tax provision would be reduced by $7.6 million. The comparable amount as of December 31, 2022 is $5.8 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $0.2 million by December 31, 2024 due to settlements, all of which would reduce the income tax provision.
NOTE 13—LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2023		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations	$(30,047)	$(30,047)	$(89,168)	$(89,168)	$(64,018)	$(64,018)
Net earnings attributable to noncontrolling interests of continuing operations	(629)	(629)	(468)	(468)	(884)	(884)
Net loss from continuing operations attributable to Angi Inc. Class A and Class B Common Stock shareholders	(30,676)	(30,676)	(89,636)	(89,636)	(64,902)	(64,902)
Loss from discontinued operations, net of taxes	(10,264)	(10,264)	(38,814)	(38,814)	(6,476)	(6,476)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(40,940)	$(40,940)	$(128,450)	$(128,450)	$(71,378)	$(71,378)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	505,900	505,900	503,008	503,008	502,761	502,761
Dilutive securities (a) (b)	—	—	—	—	—	—
Denominator for loss per share—weighted average shares	505,900	505,900	503,008	503,008	502,761	502,761

Loss per share:
Loss per share from continuing operations	$(0.06)	$(0.06)	$(0.18)	$(0.18)	$(0.13)	$(0.13)
Loss per share from discontinued operations, net of tax	(0.02)	(0.02)	(0.08)	(0.08)	(0.01)	(0.01)
Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(0.08)	$(0.08)	$(0.26)	$(0.26)	$(0.14)	$(0.14)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the years ended December 31, 2023, 2022, and 2021, 28.5 million, 23.6 million, and 17.5 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all loss per share amounts.
(b) MSUs and PSUs are considered contingently issuable shares. Shares issuable upon exercise or vesting of MSUs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the MSUs and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2023, 2022, and 2021, 0.5 million, 0.8 million and 2.2 million underlying market-based awards and PSUs, respectively, were excluded from the calculation of diluted loss per share because the market or performance condition(s) had not been met.
NOTE 14—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2023	2022	2021	2020
	(In thousands)
Cash and cash equivalents	$364,044	$321,155	$428,136	$812,705
Restricted cash included in other current assets	—	107	156	407
Restricted cash included in other non-current assets	257	371	693	449
Restricted cash included in other non-current assets of discontinued operations	—	503	500	—
Total cash and cash equivalents, and restricted cash as shown on the statement of cash flows	$364,301	$322,136	$429,485	$813,561
Restricted cash included in “Other current assets” in the balance sheet at December 31, 2022 primarily consisted of cash reserved to fund insurance claims.
Restricted cash included in “Other current assets” in the balance sheet at December 31, 2021 primarily consisted of funds collected from service providers for disputed payments which were not settled as of the period end in addition to cash reserved to fund insurance claims.
Restricted cash included in “Other current assets” in the balance sheet at December 31, 2020 primarily consists of cash received from customers at Angi Inc. through the Handy platform, representing funds collected for payment to service providers, which were not settled as of the period end.
Restricted cash included in “Other non-current assets” in the balance sheets for all periods presented above primarily consisted of deposits related to leases. Restricted cash included in “Other non-current assets” in the balance sheet at December 31, 2020 also included cash reserved to fund consumer claims.
Credit Losses
The following table presents the changes in the allowance for credit loss for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In thousands)
Balance at January 1	$38,846	$28,712
Current period provision for credit losses	79,385	104,261
Write-offs charged against the allowance for credit loss	(98,649)	(99,469)
Recoveries collected	5,102	5,342
Balance at December 31	$24,684	$38,846

	December 31,
	2023	2022
	(In thousands)
Other current assets:
Capitalized sales commissions	$34,927	$37,220
Prepaid expenses	21,485	23,997
Other	15,663	3,113
Other current assets	$72,075	$64,330

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2023	2022
	(In thousands)
Capitalized software, leasehold improvements and equipment, net:
Capitalized software and computer equipment	$275,377	$247,176
Leasehold improvements	27,140	27,780
Furniture and other equipment	10,387	10,819
Projects in progress	11,980	12,653
Capitalized software, leasehold improvements and equipment	324,884	298,428
Accumulated depreciation and amortization	(215,357)	(145,869)
Capitalized software, leasehold improvements and equipment, net	$109,527	$152,559

	December 31,
	2023	2022
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$59,765	$48,990
Accrued advertising expense	25,648	40,312
Current lease liabilities	17,797	16,328
Current legal liabilities	5,242	13,585
Other	70,877	63,579
Accrued expenses and other current liabilities	$179,329	$182,794
Other income (expense), net

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Interest income	$17,149	$4,529	$238
Foreign exchange gains (losses)	1,238	(3,364)	(1,656)
Loss on extinguishment of debt(a)	—	—	(1,110)
Gain on the sale of a business	—	—	31
Other	40	4	(13)
Other income (expense), net	$18,427	$1,169	$(2,510)
________________________
(a)    Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash (paid) received during the year for:
Interest expense—third-party	$(19,375)	$(19,375)	$(21,450)
Income tax payments, including amounts paid to IAC for Angi Inc.'s share of IAC's consolidated tax liability	$(4,957)	$(1,551)	$(4,647)
Income tax refunds, including amounts received from IAC for Angi Inc.’s share of IAC's consolidated tax liability	$282	$396	$587

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The total accrual for legal matters is $5.2 million and $13.5 million at December 31, 2023 and 2022, respectively. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including uncertain income tax positions and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 12—Income Taxes” for information related to uncertain income tax positions.
NOTE 16—DISCONTINUED OPERATIONS
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, THR, and has reflected it as a discontinued operation in its financial statements. The financial information for prior periods has been recast to conform to the current year presentation.

The components of assets and liabilities of discontinued operations in the balance sheet at December 31, 2022 consisted of the following:

December 31, 2022
(In thousands)
Current assets
Accounts receivable, net	$21,913
Other current assets	4,837
Total current assets of discontinued operations	$26,750

Non-current assets
Capitalized software, leasehold improvements and equipment, net	$1,296
Deferred income taxes	7,082
Other non-current assets, net	1,680
Total non-current assets of discontinued operations	$10,058

Current liabilities
Accounts payable	$469
Deferred revenue	778
Accrued expenses and other current liabilities	17,221
Total current liabilities of discontinued operations	$18,468

Non-current liabilities
Lease liability	$919
Total non-current liabilities of discontinued operations	$919

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the loss from discontinued operations for the periods January 1, 2023 through November 1, 2023, and the years ended December 31, 2022 and 2021 in the statement of operations consisted of the following:

	January 1 through November 1,	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue	$90,557	$137,509	$68,028
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	61,476	100,664	51,219
Selling and marketing expense	17,667	33,041	14,006
General and administrative expense	14,516	27,070	10,845
Depreciation	555	747	221
Amortization of intangibles	—	667	333
Goodwill impairment	—	26,005	—
Total operating costs and expenses	94,214	188,194	76,624
Operating loss from discontinued operations	(3,657)	(50,685)	(8,596)
Interest income	9	9	1
Loss on sale of discontinued operations	(1,213)	—	—
Loss from discontinued operations before tax	(4,861)	(50,676)	(8,595)
Income tax (provision) benefit	(5,403)	11,862	2,119
Loss from discontinued operations, net of tax	$(10,264)	$(38,814)	$(6,476)
During the period in which Angi owned the Roofing segment, the Ads & Leads segment provided services totaling $3.5 million, $10.3 million, and $1.9 million to the Roofing segment for the period January 1, 2023 through November 1, 2023, and the years ended December 31, 2022 and 2021, respectively. Such services have and will continue in periods subsequent to the disposition of the Roofing segment on November 1, 2023.
NOTE 17—RELATED PARTY TRANSACTIONS WITH IAC
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi, was appointed CEO of Angi on October 10, 2022. For the year ended December 31, 2023 and for the period from October 10, 2022 to December 31, 2022, IAC allocated $9.4 million and $2.1 million, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to the Company that were initially paid for by IAC and billed by IAC to the Company.
The Combination and Related Agreements
The Company and IAC, in connection with the Combination, entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement, which collectively govern the relationship between IAC and Angi Inc.
Contribution Agreement
The contribution agreement sets forth the agreements between the Company and IAC regarding the principal transactions necessary for IAC to separate the Angi business from IAC's other businesses, as well as governs certain aspects of our

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For the years ended December 31, 2023, 2022 and 2021, the Company was charged $6.4 million, $3.8 million and $3.9 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding payables pursuant to the services agreement as of December 31, 2023. There was $0.8 million in outstanding payables pursuant to the services agreement as of December 31, 2022.
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
At December 31, 2023 and 2022, the Company had outstanding payables of $2.1 million and $1.4 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the years ended December 31, 2023 and 2022. There were $1.5 million of payments to IAC pursuant to this agreement during the year ended December 31, 2021.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Lastly, pursuant to the employee matters agreement, in the event of a distribution of Angi Inc. capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation and Human Capital Committee of the IAC Board of Directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of our Class A Common Stock, which we would be obligated to assume and which would be dilutive to our stockholders.
During the years ended December 31, 2023 and 2022, there have been no IAC equity awards held by Angi Inc. employees exercised or vested, and no exercises and settlements of stock appreciation rights, that would require, pursuant to the employee matters agreement, reimbursement to IAC in Class A and Class B common stock.
During the year ended December 31, 2021, pursuant to the employee matters agreement, 2.6 million shares of Class A common stock were issued to a subsidiary of IAC as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain stock appreciation rights and 0.2 million shares of Angi Inc. Class B common stock were issued to a subsidiary of IAC as reimbursement for shares of IAC common stock in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees.
Other Arrangements
Additionally, the Company subleases office space to IAC and charged rent pursuant to a lease agreement of $0.6 million, $1.7 million, and $1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. IAC subleases office space to the Company and charged rent pursuant to a lease agreement of $1.3 million, $1.3 million, and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the Company has an outstanding receivable of $0.3 million due from IAC pursuant to the sublease agreements. This amount is included in “Other non-current assets” in the balance sheet. At December 31, 2022, there were no outstanding receivables due from IAC or payables due to IAC pursuant to the sublease agreements.
The Company incurred advertising expense of $6.5 million, $7.0 million, and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to advertising and audience targeted advertising purchased from another IAC owned business. At December 31, 2023 and December 31, 2022, there were related outstanding payables of $2.2 million and $1.1 million, respectively, included in “Accrued expenses and other current liabilities” in the balance sheet.

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2023, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2023, there have been no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See Item 8. Consolidated Financial Statements and Supplementary Data and Report of Independent Registered Public Accounting Firm, which reports are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Angi Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Angi Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Angi Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 29, 2024

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) during the quarter ended December 31, 2023.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to the definitive Proxy Statement to be used in connection with the Angi Inc. 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of Angi Inc. and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled “Information Concerning Director Nominees” and “Information Concerning Angi Inc. Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports,” respectively, in the 2024 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to the Angi Inc. Code of Ethics is set forth under the caption “Part I-Item 1-Business-Description of Our Businesses-Additional Information-Code of Ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2024 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled “Executive Compensation,” “Director Compensation” and “Pay Ratio Disclosure,” respectively, in the 2024 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of the Company’s Class A common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under our equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Angi Inc. required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of the Company’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to the Company by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit

and Non-Audit Services Pre-Approval Policy,” respectively, in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Angi Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID:42).
Consolidated Balance Sheet as of December 31, 2023 and 2022.
Consolidated Statement of Operations for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.
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
Annex B to the Proxy Statement/Prospectus of Angie's List, Inc. and ANGI Homeservices Inc., filed on August 30, 2017 pursuant to Rule 424(b)(3).
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed on March 1, 2023.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.3	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2023.
4.1	Description of Securities(1).
4.2	Investor Rights Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.

4.3	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 20, 2020.
10.1	Contribution Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.2	Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.3	Tax Sharing Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.4	Employee Matters Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(2)	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.5	ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.6	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.7	Form of Notice and Terms and Conditions for Stock Options granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.8	Form of Terms and Conditions for Stock Appreciation Rights granted under the ANGI Homeservices Inc. 2017 Stock and Annual Incentive Plan.(3)	Exhibit 10.2 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.9	Employment Agreement between Angela R. Hicks Bowman and ANGI Homeservices Inc., dated as of June 29, 2017.(3)	Exhibit 10.4 to the Registration Statement on Form S-4 (SEC File No. 333-219064), filed on June 30, 2017.
10.10	Employment Agreement between Shannon Shaw and ANGI Homeservices Inc., dated as of February 22, 2019.(3)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.
10.11	Employment Agreement between Kulesh Shanmugasundaram and Angi Inc., dated as of March 25, 2021. (3)	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021.
10.12	Employment Agreement between Dhanusha Sivajee and Angi Inc., dated as of July 30, 2021. (3)	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.
10.13	Employment Agreement between Andrew Russakoff and Angi Inc., dated as of June 9, 2022. (3)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2022.
10.14	Employment Agreement between Jeffrey Kip and Angi Inc., dated as of November 13, 2023. (3)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2023.
21.1	Subsidiaries of the Registrant as of December 31, 2023.(1)
23.1	Consent of Ernst & Young LLP.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
97.1	Angi Inc.’s Clawback Policy(1)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated:	February 29, 2024
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2024:

Signature	Title

/s/ JOSEPH LEVIN	Chief Executive Officer, Chairman of the Board, and Director
Joseph Levin

/s/ JEFFREY W. KIP	President
Jeffrey W. Kip

/s/ ANDREW RUSSAKOFF	Chief Financial Officer
Andrew Russakoff

/s/ CHRISTOPHER W. BOHNERT	Senior Vice President, Principal Accounting Officer
Christopher W. Bohnert

/s/ THOMAS R. EVANS	Director
Thomas R. Evans

/s/ ALESIA J. HAAS	Director
Alesia J. Haas

/s/ CHRISTOPHER HALPIN	Director
Christopher Halpin

/s/ KENDALL HANDLER	Director
Kendall Handler

/s/ ANGELA R. HICKS BOWMAN	Director
Angela R. Hicks Bowman

/s/ SANDRA HURSE	Director
Sandra Hurse

/s/ JEREMY G. PHILIPS	Director
Jeremy G. Philips

/s/THOMAS C. PICKETT JR.	Director
Thomas C. Pickett Jr.

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ MARK STEIN	Director
Mark Stein

/s/ SUZY WELCH	Director
Suzy Welch

Schedule II
ANGI INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2023
Allowance for credit losses	$38,846	$79,385	(a)	$171		$(93,718)	(b)	$24,684
Deferred tax valuation allowance	64,877	9,891	(c)	2,053	(d)			76,821
Other reserves	692							420

2022
Allowance for credit losses	$28,712	$104,261	(a)	$110		$(94,237)	(b)	$38,846
Deferred tax valuation allowance	66,626	1,795	(e)	(3,544)	(d)			64,877
Other reserves	777							692

2021
Allowance for credit losses	$26,046	$86,594	(a)	$92		$(84,020)	(b)	$28,712
Deferred tax valuation allowance	77,076	(5,925)	(f)	(4,525)	(d)	—		66,626
Other reserves	—							777
_________________________________________________________
(a)    Additions to the credit loss reserve are charged to expense.
(b)    Write-off of fully reserved accounts receivable balance, net of recoveries.
(c)    Amount is primarily related to an increase in unbenefited capital losses and foreign NOLs.
(d)    Amount is primarily related to currency translation adjustments on foreign NOLs.
(e)    Amount is primarily related to a net decrease in foreign NOLs partially offset by an increase in unbenefited capital losses and state tax attributes.
(f)    Amount is primarily related to a decrease in state and foreign NOLs.