Form 10-K/A
period 2023-12-31
Angi Inc.
filed 2024-04-26
CIK 1705110

As filed with the Securities and Exchange Commission on April 26, 2024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	New York, NY	42

As of February 9, 2024, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	80,015,090
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	502,034,337

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $267,041,722. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

EXPLANATORY NOTE

Angi Inc. (“Angi” or the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A is being filed for the sole purpose of amending Part III of the Original Form 10-K to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from the Registrant’s definitive proxy statement if such statement is filed no later than 120 days after the end of its fiscal year.

In addition, pursuant to applicable rules of the U.S. Securities and Exchange Commission (the “SEC”), Item 15 of Part IV has been amended to include contemporaneously dated certifications of the Registrant’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”), which are filed as Exhibits 31.4 and 31.5 hereto. Because this Amendment No. 1 on Form 10-K/A does not contain any financial statements or other financial information, nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K of the Securities Act of 1933, as amended,: (i) paragraphs 3, 4 and 5 of the 302 Certifications have been omitted and (ii) no certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits hereto.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date on which it was filed and the Registrant has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the date on which it was filed. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Form 10-K and with the Registrant’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Concerning Directors

Angi’s board of directors currently consists of 13 directors. Background information concerning each of these directors is set forth below, including information regarding the specific experiences, characteristics, attributes and skills considered in connection with determining that each director should serve on the board.

Angela R. Hicks Bowman, age 51, who also goes by Angie Hicks, has been a director of Angi and served as our Chief Customer Officer since September 2017. Prior to serving in these roles, Ms. Hicks Bowman co-founded Angie’s List in 1995 and served as its Chief Marketing Officer from May 2000 to September 2017 and as a member of its board of directors from March 2013 to September 2017. Ms. Hicks Bowman earned a Bachelor of Arts in Economics from DePauw University, from which she received a Distinguished Alumni Award for Management and Entrepreneurship and the Robert C. McDermond Medal for Excellence in Entrepreneurship, and a Master of Business Administration degree from Harvard Business School. Ms. Hicks Bowman has received multiple awards for her entrepreneurial achievements, as well as her leadership in both the community and the technology field, including (among others) being awarded both the TechPoint Trailblazer Award and Harvard Business School’s Alumni Achievement Award in 2017. The Angi board of directors believes that Ms. Bowman is qualified to serve as a director due to her experience as Chief Customer Officer of Angi and her unique knowledge and experience regarding Angi and Angie’s List, as well as her leadership and operational experience. Ms. Bowman gained this knowledge, skills and experience through her roles as Chief Customer Officer of Angi, as co-founder of Angie’s List and through her former role as Chief Marketing Officer of Angie’s List.

Thomas R. Evans, age 69, has been a director of Angi since September 2017. Mr. Evans served as President and Chief Executive Officer of Bankrate, Inc. (a digital publisher of consumer financial content and rate information (“Bankrate”)) from June 2004 to December 2013, during which time he also served as a member of the board of directors of Bankrate. Following his retirement from Bankrate, Mr. Evans served as an advisor to the board of directors of Bankrate through December 2015. Prior to his tenure at Bankrate, Mr. Evans served as Chairman and Chief Executive Officer of Official Payments Corp. (a company specializing in the online processing of consumer credit card payments for government taxes, fees and fines) from August 1999 to September 2003 and as President and Chief Executive Officer of GeoCities Inc. (a community of personal websites) from March 1998 to June 1999. Prior to his digital experience, Mr. Evans was a 20-year veteran of the print magazine business, having served as President and Publisher of U.S. News & World Report, President of The Atlantic Monthly and President and Publisher of Fast Company, which he launched in 1995. Mr. Evans has served as a member of the board of directors of Shutterstock, Inc. (a provider of stock photography, stock footage, stock music and editing tools) since March 2012. The Angi board of directors believes that Mr. Evans is qualified to serve as a director due to his experience as a public company chief executive officer, as well as his extensive digital experience in a variety of industries, high level of financial literacy and insight into the media industry.

Alesia J. Haas, 47, has been a director of Angi since September 2017. Ms. Haas has served as Chief Financial Officer of Coinbase Global Inc. (a publicly traded cryptocurrency platform (“Coinbase”)) since April 2018. Prior to joining Coinbase, Ms. Haas served as Chief Financial Officer of Sculptor Capital Management, Inc. (formerly Och Ziff Capital Management LLC, a publicly traded, global institutional alternative asset manager (“Sculptor”)) from December 2016 to April 2018. Prior to joining Sculptor, Ms. Haas served as Chief Financial Officer of OneWest Bank, N.A. (a California based commercial bank (“OneWest Bank”)) from January 2013 until its acquisition by CIT Group Inc. in December 2015. Prior to her tenure as Chief Financial Officer of OneWest Bank, Ms. Haas served as Interim Chief Financial Officer of OneWest Bank from September 2012 to January 2013 and as Head of Strategy for OneWest Bank from March 2009 to August 2015. Ms. Haas has also served as a member of the board of directors of Vimeo, Inc. (“Vimeo”), since May 2021. The Angi board of directors believes that Ms. Haas is qualified to serve as a director due to her experience as a public company chief financial officer, including her attendant risk oversight duties, and her high level of financial literacy.

Christopher Halpin, age 47, has been a director of Angi since June 2022. He has served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of IAC since February 2023 and prior to that time, served as Executive Vice President and Chief Financial Officer of IAC since January 2022. Prior to joining IAC, Mr. Halpin spent nearly a decade in leadership roles at the National Football League (the “NFL” or the “League”), most recently as NFL Executive Vice President and Chief Strategy & Growth Officer from December 2018 to January 2022, in which capacity he oversaw all strategic growth and development opportunities, including the League’s digital and sports betting strategies, data and analytics, and its expansion internationally. From March 2017 to December 2018, Mr. Halpin served as the League’s Chief Strategy Officer. Prior to (and from March 2017 to March 2018, contemporaneously with) this role, Mr. Halpin led the League’s Consumer Products Business from August 2014 to March 2018, including its activities in ecommerce and gaming, and before that time, he led strategy and business development for the League’s media business from June 2013 to August 2014. Before joining the NFL, Mr. Halpin was a Partner and Managing Director at Providence Equity Partners for thirteen years, during which time he led transactions across the firm’s media, entertainment and technology investments. Mr. Halpin began his career in the Merchant Banking Department of Goldman Sachs & Co. LLC. The Angi board of directors believes that Mr. Halpin is qualified to serve as a director due to his extensive experience with consumer digital engagement and data and analytics across a range of technologies, platforms and businesses, as well as his high level of financial literacy and expertise regarding strategic transactions and investments.

Kendall Handler, age 39, has been a director of Angi since December 2020. She has served as Executive Vice President and Chief Legal Officer of IAC since January 2022, and prior to that time, served as Senior Vice President and General Counsel of IAC from January 2021 to January 2022. Prior to assuming these roles, Ms. Handler spent over three years overseeing all legal aspects of IAC’s mergers and acquisitions activity, first in her capacity as M&A Counsel of IAC and then as Vice President, M&A Counsel of IAC. Before joining IAC in 2017, Ms. Handler served for over six years as an associate at Wachtell, Lipton, Rosen & Katz, a New York City law firm, where she advised clients on mergers and acquisitions, corporate governance and other general corporate matters. Ms. Handler previously served as a member of the board of directors of Vimeo from May 2021 to June 2023. The Angi board of directors believes that Ms. Handler is qualified to serve as a director due to her expertise in mergers and acquisitions, strategic initiatives and corporate governance.

Sandra Buchanan Hurse, age 59, has been a director of Angi since November 2021. She has served as Managing Director, Chief Human Resources Officer of GCM Grosvenor (a leading global alternative asset firm) since May 2018. In this role, Ms. Hurse is responsible for overseeing GCM Grosvenor’s global human resources function, together with its office and real estate services. In addition to her role as Managing Director, Chief Human Resources Officer, Ms. Hurse serves as a member of GCM Grosvenor’s Office of the Chairman, as well as a member of the firm’s Environmental, Social and Governance and Diversity, Equity and Inclusion committees. Prior to her tenure at GCM Grosvenor, Ms. Hurse held various positions at Bank of America from 2013 to 2018, most recently serving as the Global Head of Human Resources for Corporate and Investment Banking. Prior to her tenure at Bank of America, Ms. Hurse held leadership roles in Talent Management and Talent Acquisition at Goldman Sachs & Co. LLC from 2006 to 2013 and JP Morgan Chase & Co. from 1998 to 2006. In her not-for-profit affiliations, Ms. Hurse serves as a member of the board of directors and the Human Resources Committee of The Harlem School of Arts, a member of the Council for Urban Professionals and as co-chair of its Nominating Committee and a member of the board of directors and Finance Committee of The Thurgood Marshall College Fund. Ms. Hurse received a Bachelor of Business Administration in Finance and Sociology from Bernard M. Baruch College and a Master of Business Administration in Marketing from the University of Michigan. The Angi board of directors believes that Ms. Hurse is qualified to serve as a director due to her expertise regarding human resources, talent management and people operations, including her extensive expertise with people strategy gained through her leadership of various global human resources functions.

Jeffrey W. Kip, age 56, has served as a director and Chief Executive Officer of Angi Inc. since April 2024 and has served as Chief Executive Officer of Angi International (formerly HomeAdvisor International) since April 2016. Prior to his appointment as Chief Executive Officer of Angi, Mr. Kip served as President of Angi Inc. from November 2023 to April 2024. Prior to his service as Chief Executive Officer of Angi International, Mr. Kip served as Chief Financial Officer of IAC from March 2012 to April 2016. Before joining IAC, Mr. Kip served as Executive Vice President, Chief Financial Officer of Panera Bread Company (a national bakery-cafe concept in the United States and Canada (“Panera”)) from May 2006 to March 2012. From November 2003 until May 2006, Mr. Kip served as Panera’s Vice President, Finance and Planning, and as Vice President, Corporate Development from May 2003 until November 2003. From November 2002 until April 2003, Mr. Kip served as an Associate Director and Director at UBS (an investment banking firm), and from August 1999 until November 2002, as an Associate at Goldman Sachs & Co. LLC (an investment banking firm). Since May 2022, Mr. Kip has served on the board of directors of Berkshire Hills Bancorp, Inc. (a bank holding company) and its subsidiary, Berkshire Bank (the largest regional bank headquartered in Massachusetts and the operator of 130 branches in New England, New York and the Mid- Atlantic). The Angi board of directors believes that Mr. Kip is qualified to serve as a director due to his unique knowledge and experience regarding Angi and its businesses, which he has gained through his roles as President of Angi and Chief Executive Officer of Angi International and through his role as Chief Financial Officer of IAC prior to his tenure at Angi, as well as his high level of financial literacy and expertise regarding strategic transaction and investments.

Joseph Levin, age 44, has served as a director and Chairman of the Angi board of directors since September 2017 and previously served as Chief Executive Officer of Angi from October 2022 through April 2024. Mr. Levin has served as Chief Executive Officer and a director of IAC since June 2015. Prior to his appointment as Chief Executive Officer of IAC, Mr. Levin served as Chief Executive Officer of IAC Search & Applications, overseeing the desktop software, mobile applications and media properties that comprised IAC’s former Search & Applications segment, from January 2012. From November 2009 to January 2012, Mr. Levin served as Chief Executive Officer of Mindspark Interactive Network, an IAC subsidiary, and he previously served in various capacities at IAC in strategic planning, M&A and finance since joining IAC in 2003. Mr. Levin has also served as a member of the board of directors of MGM Resorts International since August 2020 and previously served as a director and Chairman of the board of directors of Vimeo (from May 2021 through March 2023), as a director of Match Group, Inc. ((“Match Group”) from October 2015 through September 2022) and as a member of the board of directors of Groupon, Inc. (from March 2017 to July 2019). In addition to his for-profit affiliations, Mr. Levin serves on the Undergraduate Executive Board of Wharton School. The Angi board of directors believes that Mr. Levin is qualified to serve as a director due to his unique knowledge and experience regarding Angi and its businesses, which he has gained through his roles as Chairman and Chief Executive Officer of Angi, as well as through his various roles with IAC since 2003, most recently in his role as Chief Executive Officer of IAC. Mr. Levin also has a high level of financial literacy and expertise regarding mergers and acquisitions, investments and other strategic transactions.

Jeremy Philips, age 51, has been a director of Angi since November 2021. He has been a general partner of Spark Capital (a venture capital firm responsible for early-stage funding of technology startups) since May 2014. From January 2012 until May 2014, Mr. Philips invested in various private technology companies. From June 2010 to January 2012, Mr. Philips served as the Chief Executive Officer of Photon Group Limited (a holding company listed on the Australian Securities Exchange). From 2004 to 2010, Mr. Philips held various positions of increasing responsibility with News Corporation, most recently as Executive Vice President in the Office of the Chairman. Prior to his tenure at News Corporation, among other roles, Mr. Philips co-founded and served as Vice Chairman of ecorp (a publicly traded Internet holding company). Mr. Philips has served as a member of the board of directors of TripAdvisor, Inc. (a publicly traded online travel research company) since December 2011 and previously served as a member of the board of directors of Affirm Holdings, Inc. (a publicly traded financial technology company) from 2015 through December 2021. Mr. Philips also serves as a member of the board of directors of several private Internet companies. Mr. Philips is an adjunct professor at Columbia Business School and holds a Bachelor of Arts and a Bachelor of Laws from the University of New South Wales and a Master of Public Administration from the Harvard Kennedy School of Government. The Angi board of directors believes that Mr. Philips is qualified to serve as a director due to his technology and marketplace expertise, as well as his strategic and operational experience acquired through his roles as a public company chief executive officer and other executive-level positions and his high level of financial literacy and expertise regarding strategic investments and transactions.

Tom Pickett, age 55, has been a director of Angi since August 2023. He has served as Chief Revenue Officer of DoorDash, Inc. (a publicly traded leading local commerce platform (“DoorDash”)) since March 2020. Prior to joining DoorDash, Mr. Pickett served as Chief Executive Officer of Ellation (a global direct-to-consumer digital media company) from October 2014 to March 2020. From April 2004 to August 2014, Mr. Pickett served in various senior roles at Google, including roles involving general business operations, as Director of AdSense operations and as a member of the senior executive team of YouTube, most recently serving as Vice President of Content and Operations. Earlier in his career, Mr. Pickett served as an F/A-18 pilot in the U.S. Navy and was a “Top Gun” graduate. He holds a Bachelor of Science degree in Electrical Engineering, with honors, from Rensselaer Polytechnic Institute, and a Master of Business Administration from Harvard Business School. The Angi board of directors believes that Mr. Pickett is qualified to serve as a director due to his experience as Chief Revenue Officer of DoorDash, as well as his digital media, advertising and operational experience gleaned through his various other roles.

Glenn H. Schiffman, age 54, has served as a director of Angi since June 2017. He has served as Executive Vice President and Chief Financial Officer of Fanatics, Inc. (a global digital sports platform (“Fanatics”)) since August 2021. As Chief Financial Officer of Fanatics, Mr. Schiffman is responsible for a broad set of financial and corporate functions across the entire Fanatics global enterprise, including corporate finance, M&A, treasury, financial planning and analysis, investor relations, accounting, information security, human resources, legal and corporate administration. Prior to his tenure at Fanatics, Mr. Schiffman served as Executive Vice President and Chief Financial Officer of IAC from April 2016 to August 2021 and as Chief Financial Officer of Angi from September 2017 until August 2019 and from February 2021 until July 2021. Prior to his tenure at IAC, Mr. Schiffman served as Senior Managing Director at Guggenheim Securities, the investment banking and capital markets business of Guggenheim Partners, from March 2013. Prior to his tenure at Guggenheim Securities, Mr. Schiffman was a partner at The Raine Group (a merchant bank focused on advising and investing in the technology, media and telecommunications industries) from September 2011 to March 2013. Prior to joining The Raine Group, Mr. Schiffman served as Co-Head of the Global Media group at Lehman Brothers from 2005 to 2007 and Head of Investment Banking Asia- Pacific at Lehman Brothers (and subsequently Nomura) from April 2007 to January 2010, as well as Head of Investment Banking, Americas from January 2010 to April 2011 for Nomura. Mr. Schiffman’s roles at Nomura followed Nomura’s acquisition of Lehman’s Asia business in 2008. Mr. Schiffman has also served as a member of the board of directors of Match Group and Vimeo since September 2016 and May 2021, respectively, and has served as Chairman of the board of directors of Vimeo, Inc. since March 2023. He is a member of the National Committee on United States-China Relations and a member of the Duke Children’s National Leadership Council. In Mr. Schiffman’s philanthropic efforts he focuses on endowing organizations and funding initiatives with permanent capital to make lasting change. He founded and is Chairman of the Valerie Fund Endowment, which supports children with cancer and blood disorders, created an Endowment at the Duke Medical Center to research and hopefully someday cure pediatric cancer, created an Endowment at Washington and Lee University to support Women’s Athletics and created an Endowment at Duke University to fund scholarships for athletes from underrepresented communities. Mr. Schiffman has a degree in economics and history from Duke University. He was named Institutional Investor’s CFO of the Year for the Midcap Internet Sector in 2018 and 2021. The Angi board of directors believes that Mr. Schiffman is qualified to serve as a director due to his prior experience as Chief Financial Officer of Angi and his unique knowledge and experience regarding Angi and its businesses gained through his former role as Executive Vice President and Chief Financial Officer of IAC. In addition, as a result of his public and private chief financial officer roles, Mr. Schiffman has risk management experience, as well as a high level of financial literacy and expertise regarding mergers and acquisitions, investments and other strategic transactions. Mr. Schiffman also has investment banking experience, which gives him particular insight into trends in capital markets and the technology and media industries.

Mark Stein, age 56, has served as a director of Angi since September 2017. Mr. Stein has served as Senior Advisor to IAC since March 2023. Prior to serving as Senior Advisor, Mr. Stein served as Executive Vice President and Chief Strategy Officer of IAC since January 2016. Prior to that time, Mr. Stein served as Senior Vice President and Chief Strategy Officer of IAC from September 2015. Mr. Stein previously served as both Senior Vice President of Corporate Development at IAC from January 2008 and Chief Strategy Officer of IAC Search & Applications, the desktop software, mobile applications and media properties that comprised IAC’s former Search & Applications segment, from November 2012. Prior to his service in these roles, Mr. Stein served in several other capacities for IAC and its businesses, including as Chief Strategy Officer of Mindspark Interactive Network from 2009 to 2012, and prior to that time as Executive Vice President of Corporate and Business Development of IAC Search & Media. Mr. Stein served on the board of directors of Match Group from October 2015 through June 2020. The Angi board of directors believes that Mr. Stein is qualified to serve as a director due to his unique knowledge and experience regarding Angi and its businesses that he has gained through his various roles with IAC, as well as his high levels of financial literacy and legal expertise, experience in operating a variety of online consumer service businesses and expertise regarding investments, partnerships and other strategic transactions.

Suzy Welch, age 64, has served as a director of Angi since September 2017. Ms. Welch is a Professor of Management Practice at NYU Stern, business journalist, public speaker and author of the New York Times bestseller 10-10-10: A Life Transforming Idea. Ms. Welch is also a co-author of the international best- sellers, The Real Life MBA and Winning. In addition to her writing and public speaking, Ms. Welch has served as a television commentator for numerous networks since 2002, and often can be seen on NBC and CNBC, where she serves as a commentator. She has also been a contributing editor for LinkedIn, anchoring major editorial projects. From 2010 to 2020, Ms. Welch also served as a curriculum advisor for The Jack Welch Management Institute, which she co-founded. Ms. Welch began her career working as a reporter for The Miami Herald from September 1981 through June 1985, after which she attended Harvard Business School, where she graduated as a Baker Scholar in 1988. She then worked as a management consultant at Bain & Co. before joining the Harvard Business Review as a senior editor in January 1995. She was named editor-in-chief in 2001, serving in that position until April 2002. Ms. Welch also serves on several private company and non-profit boards. The Angi board of directors believes that Ms. Welch is qualified to serve as a director due to her broad general business experience that she has gained through her Professorship at NYU Stern School of Business and her various affiliations with Harvard University and The Jack Welch Management Institute. She also has expertise in business leadership, strategy and organizational behavior, topics about which she has written and spoken extensively.

Information Concerning Angi Executive OFFICERS Who Are Not Directors

David Fleischman, age 51, has served as Chief Product Officer of Angi since February 2023. Prior to joining Angi, Mr. Fleischman served as Interim Chief Product Officer for ALSAC (the fundraising arm of St. Jude Children’s Research Hospital) from October 2022 through January 2023, where he strategized and managed the development of products to raise funds for the hospital. Prior to that time, Mr. Fleischman served as Senior Vice President of Product Development for Compass, Inc. (a real estate company) from February 2021 to October 2022, in which capacity he led the core platform and customer-facing product management teams. Prior to his tenure at Compass, Mr. Fleischman served as Chief Growth Officer of Blue Nile, Inc. (a leading online jeweler and diamond retailer) from September 2019 to February 2021, in which capacity he was responsible for end-to-end customer experiences, and as Chief Product Officer of Blue Nile, Inc. from October 2017 to September 2019, in which capacity he was responsible for executing a renewed vision for Bluenile.com and the Blue Nile Experience. Prior to that, Mr. Fleischman worked in a variety of product roles at Expedia from February 2011 until October 2017.

Andrew Russakoff, age 45, has served as Chief Financial Officer of Angi since June 2022. Prior to assuming this role, Mr. Russakoff served as Vice President, Financial Planning, of IAC since February 2018. In that capacity, he partnered with the IAC executive team on investor relations and financial analysis for IAC’s portfolio of digital and media subsidiaries. Prior to joining IAC in 2015 as Senior Director, Financial Planning, Mr. Russakoff served as Vice President of Finance and Operations for GameChanger Media, Inc. (a venture-capital backed sports technology startup) from 2014 to 2015, and as Vice President of Strategy and Business Development for Pellucid Analytics (a finance-oriented technology company and data platform). Prior to that time, Mr. Russakoff was an investment banker at Credit Suisse. Since 2017, Mr. Russakoff has served as an advisor to Gatsby, a social promotions and website development startup.

Kulesh Shanmugasundaram, age 48, has served as Chief Technology Officer of Angi since March 2021. Previously, Mr. Shanmugasundaram held various leadership roles at Angi’s Handy business, including as Chief Technology Officer and Senior Vice President, Engineering, since March 2016. Prior to his tenure with the Handy business, Mr. Shanmugasundaram held multiple engineering leadership roles, including Director of Engineering, at Amplify Education, Inc. from 2011 to 2015, where he built products used by millions of students in classes nationwide. Mr. Shanmugasundaram also co-founded two startup companies, Digital Assembly LLC (a digital forensics software company) and Vivic Networks LLC (a computer software company that commercialized his research in network security and digital forensics).

Shannon M. Shaw, age 49, has served as Chief Legal Officer of Angi since March 2019. In her current role, Ms. Shaw oversees all legal and compliance matters across Angi’s various brands and businesses. Before joining Angi, Ms. Shaw served as Chief Counsel, Americas for dormakaba Inc. (a global provider of access control and security solutions) from August 2018 to March 2019, where she oversaw the company’s legal operations for North America, Mexico and South America. Prior to her tenure at dormakaba Inc., Ms. Shaw served as General Counsel/Chief Legal Officer of Angie’s List from September 2011 to April 2018. Prior to her tenure at Angie’s List, Ms. Shaw was a labor and employment attorney at the law firm of Barnes & Thornburg, LLP from September 2003 to September 2011, where she litigated on behalf of companies and advised national and local companies on compliance with federal and state labor and employment laws. Ms. Shaw also served as Media Relations Coordinator at Clarian Health Partners (a large hospital conglomerate) from 1997 to 2000.

CODE OF ETHICS

Information regarding Angi’s Code of Ethics is set forth under the caption “Part I-Item 1-Business-Additional Information-Code of Ethics” in the Original Form 10-K and is incorporated herein by reference.

The Board and Board Committees

The Board. The Angi board of directors met four times and took action by written consent one time in 2023. All incumbent directors attended at least 75% of the meetings of the board and the board committees on which they served during 2023. Directors are not required to attend annual meetings of Angi stockholders. Two members of the Angi board of directors attended Angi’s 2023 annual meeting of stockholders.

The Angi board of directors currently has two standing committees: the Audit Committee and the Compensation and Human Capital Committee.

Audit Committee. The members of the Audit Committee are Messrs. Evans and Philips and Ms. Haas, with Ms. Haas serving as the Chairperson of such committee. The Audit Committee met eight times and did not take any action by written consent in 2023.

The Audit Committee is appointed by the Angi board of directors and functions pursuant to a written charter adopted by the Angi board of directors, the current version of which was attached as Appendix A to the proxy statement for Angi’s 2023 annual meeting of stockholders, which was filed with the SEC on May 1, 2023. The Audit Committee assists the Angi board of directors with a variety of matters described in its charter, which include monitoring: (i) the integrity of Angi’s financial statements, (ii) the effectiveness of Angi’s internal control over financial reporting, (iii) the qualifications and independence of Angi’s independent registered public accounting firm, (iv) the performance of Angi’s internal audit function and independent registered public accounting firm, (v) Angi’s risk assessment and risk management policies as they relate to financial, cybersecurity and other risk exposures, and (vi) the compliance by Angi with legal and regulatory requirements. In fulfilling its purpose, the Audit Committee maintains free and open communication among itself, Angi’s independent registered public accounting firm, Angi’s internal auditors and Angi management. The formal report of the Audit Committee is set forth on page 7.

The Angi board of directors has concluded that Ms. Haas is an “audit committee financial expert,” as such term is defined in applicable SEC rules and the Marketplace Rules of The Nasdaq Stock Market, LLC (the “Marketplace Rules”) and has satisfied the independence requirements set forth therein.

Audit Committee Report. The Audit Committee functions pursuant to a written charter adopted by the Angi board of directors, the current version of which was filed as Appendix A to the proxy statement for Angi’s 2023 annual meeting of stockholders. The Audit Committee charter governs the operations of the Audit Committee and sets forth its responsibilities, which include providing assistance to the Angi board of directors with the monitoring of: (i) the integrity of Angi’s financial statements, (ii) the effectiveness of Angi’s internal control over financial reporting, (iii) the qualifications and independence of Angi’s independent registered public accounting firm, (iv) the performance of Angi’s internal audit function and independent registered public accounting firm, (v) Angi’s risk assessment and risk management policies as they relate to financial, cybersecurity and other risk exposures, and (vi) the compliance by Angi with legal and regulatory requirements. It is not the duty of the Audit Committee to plan or conduct audits or to determine that Angi’s financial statements and disclosures are complete, accurate and have been prepared in accordance with generally accepted accounting principles and applicable rules and regulations. Management is responsible for Angi’s financial reporting process, including systems of internal control over financial reporting. The independent registered public accountants are responsible for performing an independent audit of Angi’s consolidated financial statements and the effectiveness of Angi’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”), and to issue a report thereon. The Audit Committee’s responsibility is to engage the independent auditor and otherwise to monitor and oversee these processes.

In fulfilling its responsibilities, the Audit Committee has reviewed and discussed the audited consolidated financial statements of Angi for the year ended December 31, 2023 with Angi’s management and Ernst & Young LLP, Angi’s independent registered public accounting firm (“Ernst & Young”), as well as related reports regarding such financial statements and Angi’s internal control over financial reporting with Ernst & Young.

The Audit Committee has discussed with Ernst & Young the matters required to be discussed by the applicable requirements of the PCAOB and the SEC. In addition, the Audit Committee has received and reviewed the written disclosures and the letter from Ernst & Young required by applicable requirements of the PCAOB regarding Ernst & Young’s communications with the Audit Committee concerning independence and has discussed with Ernst & Young its independence from Angi and its management.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Angi board of directors that the audited consolidated financial statements for Angi be included in Angi’s Annual Report on Form 10-K for the year ended December 31, 2023 for filing with the SEC.

Members of the Audit Committee

Alesia Haas (Chairperson)

Thomas R. Evans

Jeremy Philips

Compensation and Human Capital Committee. The members of the Compensation and Human Capital Committee are Mr. Evans and Mses. Haas, Hurse and Welch, with Mr. Evans serving as the Chairperson of the committee. The Compensation and Human Capital Committee met two times and took action by written consent ten times in 2023. The former Executive Compensation Committee (consisting of Mr. Evans and Mses. Haas and Hurse, with Mr. Evans serving as the Chairperson) met once and took action by written consent one time in 2023 before it was dissolved and the Compensation and Human Capital Committee assumed all duties and responsibilities that previously resided with the Executive Compensation Committee in June 2023.

The Compensation and Human Capital Committee is appointed by the Angi board of directors and functions pursuant to a written charter adopted by the Angi board of directors, the most recent version of which is attached as Appendix A to the preliminary proxy statement filed with the SEC on April 22, 2024. The Compensation and Human Capital Committee assists the Angi board of directors with all matters relating to, and has overall responsibility for approving and evaluating, all Angi compensation plans, policies and programs, including overall responsibility for approving and evaluating all Angi compensation plans, policies and programs in which Angi executive officers are the exclusive participants and any Angi compensation plans, policies and programs that may affect such officers.

The Compensation and Human Capital Committee also has oversight responsibility for Angi’s risk assessment and management policies related to workplace conduct. The Compensation and Human Capital Committee may form and delegate authority to subcommittees and may delegate authority to one or more of their respective members. In addition, the Compensation and Human Capital Committee may also delegate to one or more specified Angi officers its authority to make grants of equity-based compensation to the extent allowed under applicable law.

For additional information on Angi’s processes and procedures for the consideration and determination of executive compensation and the role of the Compensation and Human Capital Committee, Angi management and consultants, see the discussion under Compensation Discussion and Analysis generally beginning on page 9. The report of the Compensation and Human Capital Committee is set forth on page 15.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis (the “CD&A”) provides information regarding Angi’s compensation program as it relates to the following persons, whom we refer to in this CD&A as Angi’s “named executive officers” (the “NEOs”) for the year ended December 31, 2023:

•	Joseph Levin, Chief Executive Office (through April 5, 2024);

•	Andrew Russakoff, Chief Financial Officer;

•	Jeffrey W. Kip, (President of Angi from November 13, 2023 through April 5, 2024, Chief Executive Officer of Angi International since April 2016 and Chief Executive Officer of Angi from and after April 5, 2024).

•	David Fleischman, Chief Product Officer (effective February 6, 2023); and

•	Kulesh Shanmugasundaram, Chief Technology Officer.

Philosophy and Objectives

Angi’s executive officer compensation program is designed to increase long-term value by attracting, retaining, motivating and rewarding leaders with the competence, character, experience and ambition necessary to enable us to meet Angi’s growth objectives.

When establishing compensation packages for a given executive, we follow a flexible approach, and make decisions based on a host of factors particular to a given executive’s situation, including our firsthand experience with the competition for recruiting and retaining executives, negotiation and discussion with the relevant individual, competitive survey data, internal equity considerations and other factors we deem relevant at the time.

Similarly, we do not follow an arithmetic approach to establishing ongoing compensation levels and measuring and rewarding short-term and long-term performance, as we believe this approach often fails to adequately take into account the multiple factors that contribute to success at the individual executive officer and business level. In any given period, we may have multiple objectives, and these objectives (and their relative importance) often change as the competitive and strategic landscape shifts, even within a given compensation cycle. As a result, formulaic approaches often over-compensate or under-compensate a given performance level. Accordingly, we have historically avoided the use of strict formulas in our compensation practices and have relied primarily on a discretionary approach.

While we consider market data in establishing broad compensation programs and practices and periodically assess the compensation associated with particular executive positions, we do not definitively rely on competitive survey data or any benchmarking information in establishing executive compensation. We make decisions based on a host of factors particular to a given executive officer’s situation, including those described above and our understanding of the current environment, and believe that over-reliance on survey data (or a benchmarking approach) is too rigid and stale for the dynamic and fast changing marketplace for talent in which we participate.

Roles and Responsibilities

We have a Compensation and Human Capital Committee, consisting of Mr. Evans and Mses. Haas, Hurse and Welch, that is responsible for establishing our compensation philosophy and programs and determining appropriate payments and awards to our NEOs and other executive officers (referred to in this CD&A as the “Committee”). The Committee reserves the right to solicit the advice of consulting firms and engage legal counsel, as appropriate. Angi management may also solicit survey or peer compensation data from various consulting firms from time to time and review such information with the Committee.

All compensation decisions referred to throughout this CD&A have been made by the Committee (and prior to June 2023, by the Executive Compensation Committee, which consisted of Mr. Evans and Mses. Haas and Hurse), based (in part) on recommendations from Mr. Levin, Angi’s Chairman, except with respect to his own compensation. Certain of our executive officers participate in structuring Company- wide compensation programs and in establishing appropriate bonus and equity pools.

In connection with Angi’s preparation for its annual compensation review in late 2022, the Committee retained Compensia, Inc. (“Compensia”), an independent compensation consulting firm. As part of its annual compensation review process for 2023, Angi asked Compensia to conduct a competitive market assessment of Angi’s executive compensation program. Compensia compiled data from proxy statements and other SEC filings of peer companies and industry specific compensation survey data regarding compensation for executive officer positions, where available, to assist the Committee in its general understanding of current compensation practices. Compensia also provides the Committee, on at least an annual basis, with input on recent developments and best practices, emerging trends and regulatory issues concerning executive compensation.

Based on the consideration of the various independence factors specified in applicable SEC and Marketplace Rules, and a review of these factors for 2023, the Committee determined that its relationship with Compensia, and the work of Compensia on behalf of the Committee, does not raise any conflict of interest. The Committee will review the independence of Compensia (or any other compensation consultant) annually.

In establishing a given executive officer’s compensation package, each individual component is evaluated independently and in relation to the package as a whole. Prior compensation histories and outstanding long-term compensation arrangements are also reviewed and taken into account. However, we do not believe in any formulaic relationship or targeted allocation between these elements. Instead, each individual executive officer’s situation is evaluated on a case-by-case basis each year, considering a variety of relevant factors at that time.

In determining executive compensation matters for 2023, the Committee considered the information provided by Compensia, as well as input from Mr. Levin. The Committee determined not to adjust the base salary for any NEO, and approved the 2023 annual equity awards to be granted to our NEOs (other than Messrs. Kip and Fleischman) and other executive officers. In early 2024, Mr. Levin met with the Committee and discussed his view of Angi’s performance, as well as individual executive officer performance for 2023. After consideration of these recommendations, the Committee ultimately determined the annual bonus amount for each of our NEOs and our other executive officers in respect of 2023 performance.

Compensation Elements

General

Compensation packages for each of our NEOs and other executive officers have primarily consisted of salary, annual bonuses, long term incentives (typically equity awards) and, to a more limited extent, perquisites and other benefits. Prior to making specific decisions related to any particular element of compensation, we review the total compensation of each executive officer, evaluating total near- and long-term compensation in the aggregate. We determine which element or combinations of compensation elements (salary, bonus and/or equity) can be used most effectively to further our compensation objectives. However, all such decisions are subjective, and made on a facts and circumstances basis without any prescribed relationship among the various elements of the total compensation package.

CEO Compensation

Mr. Levin, our Chairman and former Chief Executive Officer (from October 2022 through April 2024), also serves as Chief Executive Officer of IAC, our controlling shareholder. Mr. Levin does not receive any compensation directly from Angi. Mr. Levin receives compensation directly from IAC, as approved by IAC’s Compensation and Human Capital Committee, a portion of which is allocated to Angi based on the amount of time spent on matters for each of Angi and IAC. In early 2024, the Committee reviewed this allocation methodology, together with proposed allocated amounts relating to Mr. Levin’s salary and bonus for 2023 and related peer data provided by Compensia to confirm the reasonableness of such proposed allocated amounts, after which the methodology and proposed allocated amounts were deemed reasonable and approved. This allocation methodology will be reviewed periodically, as appropriate.

Salary

A new executive officer’s starting salary is typically negotiated upon arrival, based on the executive officer’s prior compensation history, prior compensation levels for the particular position at Angi, the executive officer’s location, salary levels of other executive officers, salary levels available to the individual in alternative opportunities, reference to certain survey information and the extent to which we desire to secure the executive officer’s services. Based on these considerations, the Committee approved a starting salary of $400,000 for Mr. Fleischman in connection with the commencement of his employment with Angi in February 2023.

Once established, salaries can increase based on a number of factors, including the assumption of additional responsibilities, internal equity, periodic market checks and other factors that demonstrate an executive officer’s increased value. In November 2023, Angi increased Mr. Kip’s salary from $575,000 to $600,000 in connection with his appointment as President of Angi in addition to his continuing role as Chief Executive Officer of Angi International (formerly known as HomeAdvisor International). Mr. Kip’s base salary was increased to $650,000 in connection with his appointment to Chief Executive Officer of Angi. No other executive officer’s salary was adjusted during 2023.

Annual Bonuses

General. Our annual bonus program is designed to reward performance on an annual basis. Because of the variable nature of the bonus program, and because in any given year bonuses have the potential to make up a significant portion of an executive officer’s total compensation, the bonus program provides an important incentive tool to achieve annual objectives. Angi generally pays annual bonuses shortly after year-end following the finalization of financial results for the prior year.

The determination of bonus amounts is based on a non-formulaic assessment of factors that vary from year to year and success is measured subjectively. In setting individual annual bonus amounts for our NEOs and our other executive officers, the Committee considers a variety of factors regarding Angi’s overall performance, such as growth in revenue and profitability, achievement of strategic objectives by Angi and its positioning for future growth, an individual’s performance and contribution to Angi, and, in the case of NEOs, the bonus amount for each NEO relative to other NEOs. No quantified weight is given to any particular consideration. The Committee engages in an overall assessment of appropriate bonus levels based on consideration of corporate and individual performance factors, as applicable.

NEO and other executive officer bonuses may be highly variable from year-to-year depending on Angi’s performance and, in certain circumstances, individual performance. Accordingly, we believe that our bonus program provides strong incentive to support Angi’s strategic development and growth.

2023 Bonuses. In determining bonuses for 2023 performance for executive officers (other than Mr. Levin), the Committee considered a variety of factors, including: (i) improved service professional retention rates and quality generally, (ii) the streamlining of Angi’s sales force, (iii) increased service professional presentation in response to service requests, (iv) improvement in operating (loss) income and growth in Adjusted EBITDA on a consolidated basis and at Angi’s Services business*, (v) the continued implementation of cost-cutting and other strategic initiatives to position Angi for long-term growth, (vi) the sale of Total Home Roofing, LLC, which comprised Angi’s former Roofing segment, in November 2023 and (vii) continued reinvestment in Angi’s businesses generally to drive growth over the long-term. In addition, 2023 achievements were considered and compared to achievements and bonus levels in prior years and market data from Compensia was considered as well. As noted above, in setting individual bonus amounts, there was no weight assigned to any specific factor and no application of a formulaic calculation.

*	Adjusted EBITDA is a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). For a definition and description of Adjusted EBITDA, as well as a full reconciliation of Adjusted EBITDA to operating income (loss) (the most directly comparable financial measure stated in accordance with GAAP), see the disclosure set forth under the captions Item 7 — Management’s Discussion and Analysis — Principles of Financial Reporting” on pages 39-40 and Note 9 — Segment Information to Angi’s consolidated financial statements on page 75, respectively, of Angi’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

In addition, the Committee approved a sign-on bonus of $250,000 for Mr. Fleischman in connection with the commencement of his employment with Angi in February 2023.

Long-Term Incentives

General. The Committee believes that providing a meaningful equity stake in our business is essential to create compensation opportunities that can compete, on a risk-adjusted basis, with other employment opportunities in a competitive marketplace. In addition, the Committee believes that ownership shapes behavior, and that by providing compensation in the form of equity awards, we align executive officer incentives with stockholder interests in a manner that we believe drives superior performance over time.

In setting particular equity award levels, the predominant objectives have been providing effective retention incentives, appropriate rewards for past performance and incentives for strong future performance. Appropriate levels to meet these goals may vary from year to year, and from individual to individual, based on a variety of factors. The annual corporate performance factors relevant to setting bonus amounts that were discussed above are also taken into account, although equity awards tend to be more forward-looking, and are a longer-term retention and reward instrument than annual bonuses. For the equity awards described below, vesting is conditioned upon the NEO’s continued service through the applicable vesting date(s) and with partial vesting upon certain terminations of employment.

2023 Equity Awards. In late 2022 and early 2023, the Committee reviewed outstanding equity awards held by our NEOs, other executive officers and other employees, after which the Committee granted the following Angi RSUs to our NEOs with the following grant date fair values:

Named Executive Officers	2023 RSU Grants
Joseph Levin	—
Andrew Russakoff	$1,000,000
Jeffrey W. Kip	$4,180,000
David Fleischman	$4,999,999
Kulesh Shanmugasundaram	$2,000,000

The Angi RSUs granted to our NEOs in 2023 will vest, subject to continued service and with partial vesting upon certain terminations of employment, as described in footnote 3 to the table set forth under the caption Grants of Plan-Based Awards in 2023.

2023 Employment Related Arrangements

In connection with Mr. Kip’s appointment as President of Angi, Angi and Mr. Kip entered into an employment agreement (the “Kip Employment Agreement”), effective as of November 13, 2023. And, in connection with his appointment as Chief Executive Officer of Angi, the Kip Employment Agreement was amended by way of an amendment, dated as of April 5, 2024, between Angi and Mr. Kip. As amended, the Kip Employment Agreement has a scheduled term of one year from the effective date and provides for automatic renewals for successive one-year terms absent written notice from Angi or Mr. Kip ninety (90) days prior to the expiration of the then current term.

As amended, the Kip Employment Agreement provides that during the term, Mr. Kip shall be eligible to receive an annual base salary (currently $650,000, and prior to his appointment as Chief Executive Officer of Angi, $600,000), discretionary annual cash bonuses with a target amount equal to 100% of his annual base salary, equity awards and such other employee benefits as may be reasonably determined by the Compensation and Human Capital Committee from time to time. Pursuant to the Kip Employment Agreement: (i) Mr. Kip received a grant of 2,200,000 Angi RSUs, vesting in four (4) equal annual installments on the first, second, third and fourth anniversaries of the effective date, subject to continued service, and (ii) in the case of equity awards denominated in shares of Angi subsidiaries held by Mr. Kip, all unvested awards were forfeited and canceled and all vested awards were exercised, in each case, as of the effective date.

In addition, Mr. Kip received a grant of 2,800,000 performance restricted stock units in connection with his appointment as Chief Executive Officer of Angi. For a description of such award, see Angi’s Current Report on Form 8-K filed with the SEC on April 9, 2024 and the performance stock unit agreement filed as Exhibit 10.2 thereto.

In connection with Mr. Fleischman’s appointment as Chief Product Officer, Angi and Mr. Fleischman entered into an employment agreement (the “Fleischman Employment Agreement”), effective as of February 6, 2023. The Fleischman Employment Agreement has a scheduled term of one year from the effective date and provides for automatic renewals for successive one-year terms absent written notice from Angi or Mr. Fleischman 90 days prior to the expiration of the then current term.

The Fleischman Employment Agreement provides that during the term, Mr. Fleischman shall be eligible to receive an annual base salary (initially $400,000), discretionary annual cash bonuses with a target amount equal to 50% of his annual base salary, equity awards and such other employee benefits as may be reasonably determined by the Compensation and Human Capital Committee from time to time. Pursuant to the Fleischman Employment Agreement, Mr. Fleischman received: (i) a $250,000 signing bonus, and (ii) Angi RSUs with a grant date value of $3,000,000 that vest in four (4) equal annual installments on the first, second, third and fourth anniversaries of the effective date, subject to continued service.

Each of the Kip Employment Agreement, as amended, and the Fleischman Employment Agreement (the “Employment Agreements”) provides that upon a termination of employment by Angi without “cause” (as defined in the applicable Employment Agreement) and other than by reason of death or disability, resignation for “good reason” (as defined in the applicable Employment Agreement) or the timely delivery of a non-renewal notice by Angi (a “Qualifying Termination”), subject to the relevant executive’s execution and non-revocation of a release and compliance with the restrictive covenants set forth below: (i) Angi shall continue to pay such NEO his annual base salary for one (1) year following such Qualifying Termination (the “Severance Period”), subject to offset for amounts received from other employment during the Severance Period, (ii) all outstanding and unvested Angi equity awards (including cliff vesting awards, if any, which shall be pro-rated as though such awards had an annual vesting schedule) held by such NEO as of the date of such Qualifying Termination that would have otherwise vested during the Severance Period shall vest as of the date of such Qualifying Termination; and (iii) with respect to Mr. Fleischman only, any then-vested options or stock appreciation rights of him (including any such awards vesting as a result of (ii)  above) to acquire Angi equity shall remain exercisable through the earlier of (A) the scheduled expiration date of such awards and (B) 18 months following his termination of employment.

Pursuant to each Employment Agreement, the NEO is bound by a covenant not to compete with Angi and its businesses during the term of his employment and the Severance Period and by covenants not to solicit Angi employees or business partners during the term of his employment and for twelve (12) months after a Qualifying Termination. In addition, each NEO has agreed not to use or disclose any confidential information of Angi or its affiliates and to be bound be customary covenants relating to proprietary rights and the related assignment of such rights.

Employment agreements between Angi and Messrs. Russakoff and Shanmugasundaram were filed as Exhibits 10.13 and 10.11, respectively, to Angi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Change of Control

Angi equity awards held by NEOs and certain other executive officers generally include a “double- trigger” change of control provision, which provides for the acceleration of the vesting of outstanding equity awards in connection with a change of control only when an award holder suffers an involuntary termination of employment during the two-year period following such change of control. We believe that providing for the acceleration of the vesting of equity awards in these circumstances will assist in the retention of our executive officers through a change of control transaction. For purposes of this discussion and the discussion below under the Severance caption, the term “involuntary termination” means a termination by Angi without cause or a resignation for good reason or similar construct.

Severance

We generally provide our NEOs and certain other executive officers with some amount of salary continuation and the acceleration of the vesting of some equity awards in the event of an involuntary termination of employment. Because we tend to promote our executive officers from within, after competence and commitment have generally been established, we believe that the likelihood of the vesting of equity awards being accelerated is typically low, and yet we believe that by providing this benefit we increase the retentive effect of our equity program, which serves as our most important retention incentive. Angi generally does not provide for the acceleration of the vesting of equity awards in the event an executive officer voluntarily resigns from Angi.

Other Compensation

Under limited circumstances, certain of our NEOs have received non-cash and non-equity compensatory benefits. These benefits are included as other compensation in the Summary Compensation Table on page 16. Our NEOs and other executive officers do not participate in any deferred compensation or retirement program other than IAC’s 401(k) plan.

Tax Deductibility

Compensation in excess of $1 million paid to Angi’s current NEOs, including its Chief Executive Officer and Chief Financial Officer, and certain former NEOs, will not be deductible by reason of Section 162(m) of the Code In addition, the Committee believes that, in establishing the cash and equity incentive compensation plans and arrangements for Angi’s executive officers, the potential deductibility of the compensation payable under those plans and arrangements is just one relevant factor to consider. For that reason, the Committee may deem it appropriate to provide one or more of Angi’s executive officers with the opportunity to earn incentive compensation, whether through cash incentive awards tied to its financial performance or equity incentive awards tied to a given executive officer’s continued service, which may be in excess of the amount deductible by reason of Section 162(m) of the Code. The Committee believes it is important to maintain cash and equity incentive compensation at the requisite level to attract and retain the individuals essential to Angi’s financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Accounting for Stock-Based Compensation

Angi follows Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC 718”) for its stock-based compensation awards. ASC 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors based on the grant date fair value of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award.

Compensation and Human CAPITAL Committee Report

The Compensation and Human Capital Committee has reviewed the Compensation Discussion and Analysis and discussed it with Angi management. Based on this review and discussions, the Compensation and Human Capital Committee has recommended to the Angi board of directors that the Compensation Discussion and Analysis be included in Angi’s 2023 Annual Report on Form 10-K.

Members of the Compensation and Human Capital Committee

Thomas R. Evans (Chairperson)

Alesia J. Haas

Sandra Buchanan Hurse

Suzy Welch

Compensation Committee Interlocks and Insider Participation

Angi has a Compensation and Human Capital Committee, comprised of Mr. Evans and Mses. Haas, Hurse and Welch, and until June 2023, also had an Executive Compensation Committee, comprised of Mr. Evans and Mses. Haas and Hurse. No member of these committees has been an officer or employee of Angi or IAC at any time during his or her respective service on the committee(s).

Executive Compensation

Overview

The Executive Compensation section of this Amendment No. 1 on Form 10-K/A sets forth certain information regarding total compensation earned by our NEOs for the years set forth below, as well as Angi RSUs granted to them in 2023 (as and if applicable), equity awards held by them on December 31, 2023 and the dollar value realized by them upon the vesting or exercise of equity awards (as applicable) during 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Joseph Levin Chief Executive Officer (from October 10, 2022 to April 2024)(3)	2023	$483,333	$1,619,667	—	—	$2,103,000
	2022	$120,472	$330,000	—	—	$450,472
Andrew Russakoff Chief Financial Officer (effective June 9, 2022)	2023	$400,000	$325,000	$1,000,000	$9,900	$1,734,900
	2022	$192,134	$315,000	$4,699,997	$5,308	$5,212,439
Jeffrey W. Kip President (from November 13, 2023 to April 2024) & Chief Executive Officer, Angi International(4)	2023	$577,404	$500,000	$4,180,000	$10,000	$5,267,404
	2022	$575,000	$350,000	—	$10,000	$935,000
	2021	$575,000	$300,000	—	$10,000	$885,000
David Fleischman(5) Chief Product Officer (from February 6, 2023)	2023	$364,154	$350,000	$4,999,999	$7,846	$5,721,999
Kulesh Shanmugasundaram Chief Technology Officer (from March 25, 2021)(6)	2023	$500,000	$255,000	$2,000,000	$9,808	$2,764,808
	2022	$400,769	$250,000	$1,499,996	$8,250	$2,159,015
	2021	$382,527	$250,000	$3,199,978	$8,087	$3,840,591

(1)	The amounts in the table above under the column header Stock Awards reflect the grant date fair value of Angi awards, calculated by multiplying the closing price of Angi Class A common stock on the grant date by the number of Angi RSUs awarded.

(2)	Represents 401(k) matching amounts from Angi in 2023.

(3)	Mr. Levin served as Chief Executive Officer of Angi from October 10, 2022 through April 5, 2024, director and Chairman of the Angi board of directors since September 2017 and Chief Executive Officer of IAC since June 2015. Amounts in the table above for Mr. Levin reflect those portions of his IAC base salary and discretionary cash bonus for allocated to Angi for his services as Chief Executive Officer of Angi for the applicable periods. See Compensation Discussion and Analysis on page 9 and Certain Relationships and Related Person Transactions — Relationships Involving IAC — Allocation of Chief Executive Officer Compensation and Certain Costs on page 29.

(4)	Mr. Kip was appointed Chief Executive Officer of Angi on April 5, 2024. Amounts in the table above reflect: (i) for 2023, compensation in respect of his service as President of Angi from November 13, 2023 and Chief Executive Officer of Angi International for the entirety of 2023, and (ii) for 2022 and 2021, compensation in respect of his service as Chief Executive Officer of Angi International for the entirety of both such fiscal years.

(5)	In 2023, Mr. Fleischman received a $250,000 sign-on bonus and a $100,000 cash bonus in respect of his 2023 performance.

(6)	Prior to his appointment as Chief Technology Officer, Mr. Shanmugasundaram served as Chief Technology Officer and Senior Vice President, Engineering, of Angi's Handy business prior to March 25, 2021.

Grants of Plan-Based Awards in 2023

The table below provides information regarding Angi awards granted to our NEOs in 2023.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Joseph Levin(2)	—	—	—
Andrew Russakoff(3)	3/1/2023	400,000	$1,000,000
Jeffrey W. Kip(3)	11/13/2023	2,200,000	$4,180,000
David Fleischman(3)	2/6/2023	1,766,784	$4,999,999
Kulesh Shanmugasundaram(3)	3/1/2023	800,000	$2,000,000

(1)	Represents the grant date fair value of Angi RSUs, calculated by multiplying the closing price of Angi Class A common stock on the grant date by the number of Angi RSUs awarded.

(2)	Mr. Levin did not receive any Angi or IAC equity awards in 2023.

(3)	Represents Angi RSUs that vest in equal installments over four years on the anniversary of the grant date, subject to continued service through the vesting date, and with partial vesting upon certain terminations of employment.

Outstanding Equity Awards at 2023 Fiscal Year-End

The table below provides information regarding equity awards denominated in shares of Angi Class A common stock held by our NEOs (all Angi RSUs) held by our NEOs as of December 31, 2023. The market value of Angi RSUs set forth in the table below is based on the closing price of Angi Class A common stock on December 29, 2023 ($2.49). None of our NEOs held any Angi stock options, stock appreciation rights, shares of restricted stock or other similar awards as of December 31, 2023, but certain NEOs held stock option awards of IAC, Match Group and/or Vimeo as of December 31, 2023, as described in the footnotes to the table below.

	Angi Stock Awards(1)(2)
Name	Number of shares or units of stock that have not vested (#)	Market value of share or units of stock that have not vested ($)
Joseph Levin(3)	—	—
Andrew Russakoff(4)	1,125,490	$2,802,470
Jeffrey W. Kip(5)	2,236,928	$5,569,951
David Fleischman(6)	1,766,784	$4,399,292
Kulesh Shanmugasundaram(7)	1,039,467	$2,588,273

(1)	For a discussion of the treatment of the Angi RSUs described above in connection with certain terminations of employment or a change in control of Angi, see Estimated Potential Payments Upon Termination or Change in Control.

(2)	Messrs. Levin and Russakoff also held vested stock options to purchase shares of IAC, Match Group and Vimeo (collectively referred to as the “Options”). All of the Options vested prior to their tenure with Angi. As a result, no expense for these awards was (or will be) allocated to Angi. Any value realized upon the exercise of the Options will be treated for tax purposes as compensation payable to Messrs. Levin or Russakoff, as applicable, in his capacity as an executive officer of IAC and Angi, respectively. Accordingly, information regarding IAC, Match Group and/or Vimeo stock options held by Messrs. Levin and Russakoff as of December 31, 2023 appears below and information regarding exercises of IAC, Match Group and/or Vimeo stock options by either of them in any fiscal year (as applicable) will be disclosed under the caption Option Exercises and Stock Vested for the relevant year.

	IAC Option Awards
	Number of	Number of
	securities underlying	securities underlying	Option
	unexercised	unexercised	exercise	Option
	options	options	price	expiration
	(#)	(#)	($)	date
	(Exercisable)	(Unexercisable)
Joseph Levin	100,000	—	$13.4784	8/1/2024
	200,000	—	$15.7064	6/24/2025
	200,000	—	$8.2070	2/10/2026
	300,000	—	$15.4503	2/14/2027
Andrew Russakoff	1,125	—	$15.1291	5/26/2025
	3,750	—	$8.2070	2/10/2026
	4,493	—	$15.4503	2/14/2027

Match Group Option Awards
	Number of	Number of
	securities underlying	securities underlying	Option
	unexercised	unexercised	exercise	Option
	options	options	price	expiration
	(#)	(#)	($)	date
	(Exercisable)	(Unexercisable)
Joseph Levin	431,680	—	$12.9887	2/10/2026
	647,520	—	$24.4523	2/14/2027
Andrew Russakoff	—	—	—	—

	Vimeo Option Awards
	Number of	Number of
	securities underlying	securities underlying	Option
	unexercised	unexercised	exercise	Option
	options	options	price	expiration
	(#)	(#)	($)	date
	(Exercisable)	(Unexercisable)
Joseph Levin	162,350	—	$4.1764	8/01/2024
	649,400	—	$4.8668	6/24/2025
	324,700	—	$2.5430	2/10/2026
	487,050	—	$4.7874	2/14/2027
Andrew Russakoff	2,000	—	$2.543	2/10/2026

(3)	As of December 31, 2023, Mr. Levin did not hold any equity awards denominated in shares of Angi Class A common stock.

However, as of December 31, 2023, Mr. Levin held an unvested IAC restricted stock award (3,000,000 shares with a value of $157,140,000 (based on the closing price of IAC common stock on December 29, 2023 ($52.38)). A portion of the expense related to this restricted stock award (approximately $6.7 million) was allocated to Angi for 2023 and a portion of the expense related to this award will be allocated to Angi in the manner discussed under the captions Compensation Discussion and Analysis on page 9 and Certain Relationships and Related Person Transactions — Relationships Involving IAC — Allocation of Chief Executive Officer Compensation and Certain Costs on page 29.

Mr. Levin’s IAC restricted stock award generally cliff vests on the tenth anniversary of the grant date (November 5, 2020), based on the satisfaction of the IAC stock price targets set forth below and Mr. Levin’s continued employment with IAC through the vesting date, with partial vesting upon certain terminations of employment:

Number of
IAC Stock Price	Shares Vesting
less than $110.22	0
$110.22	500,000
$140.25	2,000,000
$177.45	2,750,000
$223.32 or greater	3,000,000

Mr. Levin may request an extension of the measurement period from ten to twelve years and IAC will consider such request in light of the circumstances.

In addition, Mr. Levin may elect to accelerate the vesting of his IAC restricted stock award on any of the sixth, seventh, eighth or ninth anniversaries of the grant date, in which case, IAC stock price performance will be measured through the applicable anniversary date, and Mr. Levin will receive a pro rata portion of his IAC restricted stock award (based on the number of years that will have then elapsed from the grant date) and any remaining shares will be forfeited. The applicable IAC stock price goals are proportionately lower on the earlier vesting dates. Mr. Levin is not permitted to transfer any shares of IAC common stock acquired pursuant to an early vesting election until the tenth anniversary of the grant date.

Mr. Levin has the right to vote all 3,000,000 shares of his IAC restricted stock prior to vesting, as well as receive ordinary course cash dividends (on a current, unrestricted basis) on the number of shares that would vest on the applicable dividend record date, based on IAC stock price performance through such record date.

Pursuant to the terms of Mr. Levin’s IAC restricted stock award, Mr. Levin will share (by forfeiting shares otherwise earned) with IAC employees a portion of the value that he realizes, if and to the extent that the award vests, with Mr. Levin sharing a greater proportion of the value increase at higher levels of IAC stock price achievement.

For additional information regarding Mr. Levin’s IAC restricted stock award, see the table under the caption Outstanding Equity Awards at 2023 Fiscal Year-End in the proxy statement for IAC’s 2024 annual meeting of stockholders.

(4)	Represents: (i) 392,157 Angi RSUs that vest in equal installments over three years (the last two of three equal installments) on the anniversary of the grant date (June 9, 2022), (ii) 333,333 Angi RSUs that vest in one lump sum installment on February 15, 2025, and (iii) 400,000 Angi RSUs that vest in equal installments over four years on the anniversary of the grant date (March 1, 2023), in each case, subject to continued service and with partial vesting upon certain terminations of employment.

(5)	Represents: (i) 36,928 Angi RSUs that vested in equal remaining annual installments (the last of four equal annual installments) on February 15, 2024, and (ii) 2,200,000 Angi RSUs that vest in four equal installments on November 12, 2024, 2025, 2026 and 2027, subject to continued service and with partial vesting upon certain terminations of employment.

(6)	Represents Angi RSUs that vest/vested in four equal installments on February 6, 2023, 2024, 2025 and 2026 (the last three of four equal installments), subject to continued service and with partial vesting upon certain terminations of employment.

(7)	Represents: (i) 25,413 Angi RSUs that vested/vest in six equal bi-annual installments (the last two of six equal bi-annual installments) every six months during the period from April 19, 2023 through October 19, 2024, (ii) 72,411 Angi RSUs that vest in two equal annual installments (the last two of four equal annual installments) on the third and fourth anniversaries of the grant date (March 25, 2021), (iii) 141,643 Angi RSUs that vest in equal installments (the last two of three annual installments) on the second and third anniversaries of the grant date (March 1, 2022), and (iv) 800,000 Angi RSUs that vest in four equal installments on the anniversary of the grant date (March 1, 2023), in each case, subject to continued service and with partial vesting upon certain terminations of employment.

2023 Option Exercises and Stock Vested

The table below provides information regarding the number of shares of Angi Class A common stock acquired by our NEOs upon the vesting of Angi RSUs in 2023 and the related value realized, excluding the effect of any applicable taxes. The dollar value realized upon the vesting of Angi RSUs represents the closing price of Angi Class A common stock on the vesting date, multiplied by the number of Angi RSUs so vesting. None of our NEOs exercised any Angi stock option, stock appreciation rights and/or other similar equity awards in 2023.

	Stock Awards
Name	Number of Shares Acquired Upon Vesting (#)	Value Realized Upon Vesting ($)
Joseph Levin(1)	—	—
Andrew Russakoff	196,078	$625,498
Jeffrey W. Kip(2)	36,927	$102,288
David Fleischman	—	—
Kulesh Shanmugasundaram	132,439	$303,178

(1)	During 2023, Mr. Levin did not hold (and as of the date of this Amendment No. 1 on Form 10-K/A does not hold) any equity awards denominated in shares of Angi Class A common stock or shares of any Angi subsidiary. No shares of IAC common stock were acquired by Mr. Levin upon the exercise or vesting of IAC equity awards in 2023.

Mr. Levin exercised Match Group stock options in 2023. In connection with this exercise, he realized value in the amount of $8,581,585, which is equal to the difference between the exercise price of such stock options and the fair market value per share of Match Group common stock at the time of exercise, multiplied by the number of stock options exercised.

(2)	During 2023, certain SARs of an Angi subsidiary held by Mr. Kip were exercised, in connection with which he realized value of $884,400, excluding the effect of any applicable taxes.

Estimated Potential Payments Upon Termination or Change in Control

Overview

As described in detail below, certain of our employment agreements and equity award agreements, as well as our omnibus stock and annual incentive plan and as certain other arrangements, entitle our NEOs (other than Mr. Levin) to continued base salary payments and the acceleration of the vesting of Angi RSUs upon certain terminations of their employment with Angi (including during specified periods following a change in control of Angi) and certain other benefits.

Certain amounts that would have been payable to Messrs. Russakoff, Kip, Fleischman and Shanmugasundaram upon the events described below (as and if applicable), assuming the relevant event occurred on December 31, 2023, are described and quantified in the table below. These amounts, which exclude the effect of any applicable taxes, are based on the applicable NEO base salary as of December 31, 2023, the number of unvested Angi RSUs outstanding and held by the applicable NEO on December 31, 2023, and the closing price of Angi Class A common stock ($2.49) on December 29, 2023.

In the case of Mr. Levin, pursuant to his employment agreement with IAC and the award agreement related to his IAC restricted stock award, Mr. Levin is entitled to continued base salary payments, the acceleration of the vesting of all or some of his IAC restricted stock award and extended post-termination exercise periods for his IAC, Match and Vimeo options upon certain terminations of his employment with IAC (including during specified periods following a change in control of IAC). For information regarding these arrangements, see Estimated Potential Payments Upon Termination or Change in Control — Amounts and Benefits Payable Upon a Qualifying Termination — Mr. Levin in the proxy statement for IAC’s 2024 annual meeting of stockholders.

Amounts and Benefits Payable Upon a Qualifying Termination

Messrs. Russakoff, Kip, Fleischman and Shanmugasundaram. Information below reflects employment arrangements in effect between Angi and its NEOs as of December 31, 2023. Upon a Qualifying Termination on December 31, 2023, except as otherwise set forth below, each of Messrs. Russakoff, Kip, Fleischman and Shanmugasundaram would have been entitled (subject to the execution and non-revocation of a release and compliance with customary post-termination covenants) to:

•	receive base salary for the Severance Period, subject to offset for any amounts earned from other employment during the Severance Period; and

•	the partial vesting of outstanding and unvested Angi RSUs (including cliff vesting awards, which shall be subject to pro-ration as though such awards had an annual vesting schedule) in amounts equal to the number that would have otherwise vested in accordance with the terms of such awards during the Severance Period; provided, however, that with respect to any awards subject to performance goals, the vesting of such awards shall in all events be subject to the satisfaction of the applicable performance goals.

For Messers. Russakoff, Kip and Fleischman, “good reason” means: (i) a material diminution in base salary or (ii) a material diminution in title, duties or level of responsibilities.

For Mr. Shanmugasundaram, “good reason” means: (i) a material diminution in base salary, (ii) a material diminution in title, duties or level of responsibilities or (iii) a material relocation of his principal place of employment, in each case without his prior written consent.

Amounts and Benefits Payable Upon a Change in Control

No payments would have been made to any of our NEOs pursuant to any agreement between any of them and Angi upon a change in control of Angi (as defined in our omnibus stock and annual incentive plan) on December 31, 2023.

Upon a Qualifying Termination on December 31, 2023 that occurred during the two year period following a change in control of Angi (as defined in our omnibus stock and annual incentive plan), all then outstanding and unvested Angi RSUs held by our NEOs would have vested.

In the case of Mr. Levin, pursuant to the terms of his IAC restricted stock award, 100% of this award (3,000,000 shares with a value of $157,140,000) would have vested upon a change in control of IAC as of December 31, 2023. In addition, upon a Qualifying Termination on December 31, 2023 that occurred during the two year period following a change in control of IAC, all then outstanding and unvested IAC equity awards then held by Mr. Levin (3,000,000 shares with a value of $157,140,000) would have vested. For additional information regarding these arrangements, see Estimated Potential Payments Upon Termination or Change in Control — Amounts and Benefits Payable Upon a Change in Control in the proxy statement for IAC’s 2024 annual meeting of stockholders.

Amounts and Benefits Payable to NEOs Upon a Qualifying Termination (Including Following a Change in Control) and Change in Control on December 31, 2023

	Qualifying	Qualifying Termination During the Two-Year Period Following
Name and Benefit	Termination	a Change in Control
Joseph Levin	—	—
Andrew Russakoff
Continued Salary	$400,000	$400,000
Market Value of Angi RSUs that would vest(1)	$1,290,567	$1,806,470
Total Estimated Incremental Value	$1,690,567	$2,206,470
Jeffrey W. Kip
Continued Salary	$600,000	$600,000
Market Value of Angi RSUs that would vest(1)	$1,461,451	$5,569,951
Total Estimated Incremental Value	$2,061,451	$6,169,951
David Fleischman
Continued Salary	$400,000	$400,000
Market Value of Angi RSUs that would vest(1)	$1,099,823	$1,099,823
Total Estimated Incremental Value	$1,499,823	$1,499,823
Kulesh Shanmugasundaram
Continued Salary	$500,000	$500,000
Market Value of Angi RSUs that would vest(1)	$769,004	$4,399,292
Total Estimated Incremental Value	$1,269,004	$4,899,292

(1)	Represents the closing price of Angi Class A common stock ($2.49) on December 29, 2023, multiplied by the number of Angi RSUs that would have vested upon the occurrence of the relevant event specified above.

Director Compensation

Non-Employee Director Compensation Arrangements. The Angi board of directors has primary responsibility for establishing non-employee director compensation arrangements, which have been designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Angi Class A common stock to further align the interests of our non- employee directors with those of our stockholders. Arrangements in effect during 2023 provided that: (i)  each non-employee director receive an annual retainer in the amount of $50,000, (ii) each member of the Audit, former Executive Compensation and Compensation and Human Capital Committees (including their respective Chairpersons) receive an additional annual retainer in the amount of $10,000, $5,000 and $5,000, respectively, and (iii) the Chairpersons of each of the Audit, former Executive Compensation and Compensation and Human Capital Committees receive an additional annual retainer in the amount of $20,000, with all amounts being paid quarterly, in arrears. Members (including the Chairpersons thereof) of both the former Executive Compensation and Compensation and Human Capital Committees only received one committee and Chairperson annual retainer during 2023.

In addition, these arrangements also provide that each non-employee director receive a grant of Angi RSUs with a dollar value of $250,000 upon his or her initial election to the Angi board of directors and annually thereafter upon re-election on the date of Angi’s annual meeting of stockholders, the terms of which provide for: (i) vesting in equal installments over three years on the anniversary of the grant date, (ii)  cancellation and forfeiture of unvested Angi RSUs in their entirety upon termination of service with Angi and its subsidiaries and (iii) full acceleration of the vesting of Angi RSUs upon a change in control of Angi. Directors may elect to defer the vesting and settlement of their annual Angi RSU grants by providing prior written notice to Angi.

Angi also reimburses non-employee directors for all reasonable expenses incurred in connection with attendance at Angi board of directors and committee meetings. For purposes of these compensation arrangements, non-employee directors are those directors who are not employed by (or otherwise providing services to) Angi or IAC.

2023 Non-Employee Director Compensation. The table below provides the amount of: (i) fees earned by non-employee directors for services performed during 2023 and (ii) the grant date fair value of Angi RSU awards granted in 2023.

	Fees Earned or Paid in		Stock
Name	Cash($)(1)		Awards($)(2)(3)	Total($)
Thomas R. Evans	$85,000		$249,997	$334,997
Alesia J. Haas	$85,000		$249,997	$334,997
Sandra Buchanan Hurse	$55,000		$249,997	$304,997
Jeremy Philips	$60,000		$249,997	$309,997
Tom Pickett	$16,667	(4)	$250,000	$266,667
Glenn H. Schiffman	$50,000		$249,997	$299,997
Suzy Welch	$55,000		$249,997	$304,997

(1)	The differences in the amounts shown above among non-employee directors reflect committee service (or lack thereof), which varies among directors.

(2)	Amounts presented represent the grant date fair value of Angi RSU awards, calculated by multiplying the number of Angi RSUs granted by the fair market value per share of Angi Class A common stock on the grant date.

(3)	At December 31, 2023: (i) Mr. Evans held a total of 13,446 vested Angi stock options and 160,518 unvested Angi RSUs, (ii) Mses. Haas, Hurse and Welch and Messrs. Philips, Pickett and Schiffman held a total of 145,367, 147,878, 113,633, 116,044, 107,296 and 129,048 unvested Angi RSUs, respectively.

(4)	Reflects prorated payment for service from and after Mr. Pickett’s appointment to the Angi board of directors in August 2023.

Pay Ratio Disclosure

In accordance with Item 402(u) of Regulation S-K of the Securities Act of 1933, as amended, we are disclosing the ratio of our median employee’s annual total compensation to the annual total compensation of our Chief Executive Officer, Mr. Levin, for 2023 (the “2023 Pay Ratio”).

For the fiscal year ended December 31, 2023: (i) the estimated median of the annual total compensation of all Angi employees (other than Mr. Levin) was approximately $77,184, (ii) Mr. Levin’s total annual compensation was $2,103,000 and (iii) the ratio of annual total compensation of Mr. Levin to the median of the annual total compensation of our other employees was approximately 27 to one.

In making the determination of the median employee above, we first identified our total number of employees as of October 1, 2023 (4,055 in total, 3,406 of which were located in the United States and 650 of which were collectively located in various jurisdictions outside of the United States). We then excluded employees located in Germany (108) and France (89), which represented less than 5% of our total number of employees. After excluding these employees, our pay ratio calculation included 3,858 of our total 4,055 employees.

To identify the median employee above from this employee population, we then compared the amount of annual total compensation paid to these employees in 2023 in a consistent manner across the applicable employee population. For this purpose, annual total compensation is total income, excluding income related to stock-based compensation awards, paid to such employees and reported to the Internal Revenue Service in the United States (and equivalent amounts paid to such employees located outside of the United States and reported to the relevant tax authorities). We then annualized the compensation of employees who were hired in 2023 but did not work for us for the entire year. After we identified the median employee, we determined such employee’s total annual compensation in the same manner as we determined the total annual compensation for our NEOs as disclosed in the Summary Compensation Table on page 16.

The 2023 Pay Ratio set forth above is a reasonable estimate calculated in a manner consistent with applicable SEC rules, based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the related pay ratio permit companies to use a wide range of methodologies, estimates and assumptions. As a result, the pay ratios reported by other companies may be based on other permitted methodologies and/or assumptions, and as a result, are likely not comparable to our 2023 Pay Ratio.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table presents, as of March 31, 2024, information relating to the beneficial ownership of Angi Class A common stock and Angi Class B common stock by: (1) each person known by Angi to own beneficially more than 5% of the outstanding shares of Angi Class A common stock and Angi Class B common stock, (2) each Angi NEO and (3) all current directors and executive officers of Angi as a group. As of March 31, 2024, there were 81,401,758 and 422,019,247 shares of Angi Class A common stock and Angi Class B common stock, respectively, outstanding.

Unless otherwise indicated, the beneficial owners listed below may be contacted c/o Angi Inc., 130 East Washington Street, Suite 1100, Indianapolis, Indiana 46204. For each listed person, the number of shares of Angi Class A common stock and percent of such class listed includes vested Angi SARs and/or stock options held by such person and assumes the conversion of any shares of Angi Class B common stock owned by such person and the vesting of any Angi SARs, stock options and/or RSUs that are scheduled to occur within sixty days of the date of this Amendment No. 1, but does not assume the conversion or vesting of any such securities owned by any other person. Shares of Angi Class B common stock may, at the option of the holder, be converted on a one-for-one basis into shares of Angi Class A common stock. The percentage of votes for all classes of Angi capital stock is based on one vote for each share of Angi Class A common stock and ten votes for each share of Angi Class B common stock.

	Angi Class A Common Stock			Angi Class B Common Stock			Percent of Votes
	# of Shares		% of Class	# of Shares		% of Class	(All Classes)
Name and Address of Beneficial Owner	Owned		Owned	Owned		Owned	%
IAC Inc
555 West 18th Street
New York, NY 10011	424,607,437	(1)	84.3%	422,019,247	(1)	100%	98.1%
Brown Advisory Incorporated
901 South Bond Street
Suite 400
Baltimore, MD 21231	9,383,681	(2)	11.5%	—		—	*
The Vanguard Group
100 Vanguard Blvd.
Malvern, PA 19355	6,626,733	(3)	8.1%	—		—	*
FMR LLC
245 Summer Street
Boston, MA 02210	6,452,535	(4)	7.9%	—		—	*
Morgan Stanley
1585 Broadway
New York, NY 10036	5,157,831	(5)	6.3%	—		—	*
ArrowMark Colorado Holdings,
LLC 100 Fillmore Street,
Suite 325 Denver,
Colorado 80206	5,102,136	(6)	6.3%	—		—	*
Angela R. Hicks Bowman	584,562	(7)	*	—		—	*
Thomas R. Evans	101,405	(8)	*	—		—	*
David Fleischman	326,989	(9)	*	—		—	*
Alesia J. Haas	70,469	(9)	*	—		—	*
Christopher Halpin	—		—	—		—	—
Kendall Handler	—		—	—		—	—
Sandra Buchanan Hurse	—		—	—		—	—
Jeffrey W. Kip	383,257	(9)	*	—		—	*
Joseph Levin	—		—	—		—	—
Jeremy Philips	31,834	(9)	*	—		—	*
Tom Pickett	—		—	—		—	—
Andrew Russakoff	189,341	(9)	*	—		—	*
Glenn H. Schiffman	12,389	(9)	*	—		—	*
Kulesh Shanmugasundaram	177,782	(9)	*	—		—	*
Shannon Shaw	353,659	(9)	*	—		—	*
Mark Stein	—		*	—		—	*
Suzy Welch	102,203	(9)	*	—		—	*
All current directors and executive officers as a group (17) persons	2,333,890		2.9%	—		—	*

*	The percentage of shares beneficially owned does not exceed 1% of the class or voting power (of all classes).

(1)	Includes (i) 2,588,190 shares of Angi Class A common stock and (ii) 422,019,247 shares of Angi Class B common stock, which are convertible on a one-for-one basis into shares of Angi Class A common stock.

(2)	Based upon information regarding Angi holdings reported by way of Amendment No. 5 to a Schedule 13G filed by Brown Advisory Incorporated (“BAI”), Brown Investment Advisory & Trust Company (“BIATC”), and Brown Advisory LLC (“BALLC”) with the SEC on February 9, 2023. The Angi holdings disclosed in the table above are beneficially owned by investment companies and other managed accounts of subsidiaries of BAI (BIATC and BALLC), which may be deemed to beneficially own the reported Angi holdings because applicable investment advisory contracts provide them with voting and/or investment power over the shares. BAI, BIATC and BALLC have: (i) sole voting power over 8,087,362, 54,452 and 8,032,910, and (ii) shared dispositive power over 9,383,681, 54,452 and 9,329,229, shares of Angi Class A common stock, respectively.

(3)	Based upon information regarding Angi holdings reported by way of Amendment No. 6 to a Schedule 13G filed by The Vanguard Group (“Vanguard”) with the SEC on February 14, 2024. Vanguard beneficially owns the Angi holdings disclosed in the table above in its capacity as an investment adviser and has shared voting power, sole dispositive power and shared dispositive power over 10,010, 6,542,594 and 84,139 shares of Angi Class A common stock, respectively.

(4)	Based upon information regarding Angi holdings reported by way of a Schedule 13G filed with the SEC on February 8, 2024 by FMR LLC. FMR LLC beneficially owns the Angi holdings disclosed in the table above in its capacity as an investment adviser and has shared voting power and shared dispositive power over all such holdings.

(5)	Based upon information regarding Angi holdings reported by way of a Schedule 13G filed with the SEC on February 12, 2024 by Morgan Stanley. Morgan Stanley beneficially owns the Angi holdings disclosed in the table above in its capacity as an investment adviser and has shared voting power and shared dispositive power over all such holdings.

(6)	Based upon information regarding Angi holdings reported by way of a Schedule 13G filed with the SEC on February 14, 2024 by ArrowMark Colorado Holdings, LLC (“ArrowMark”). ArrowMark beneficially owns the Angi holdings disclosed in the table above in its capacity as an investment adviser and has shared voting power and shared dispositive power over all such holdings.

(7)	Consists of: (i) 234,562 shares of Angi Class A common stock held directly by Ms. Hicks Bowman and (ii) 350,000 vested Angi stock options.

(8)	Consists of: (i) 87,959 shares of Angi Class A common stock held directly by Mr. Evans and (ii) 13,446 vested Angi stock options.

(9)	Consists of shares of Angi Class A common stock held directly.

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 31, 2023, regarding the Angi equity compensation plan, pursuant to which grants of Angi RSUs, SARs, stock and other rights to acquire shares of Angi Class A common stock may be made from time to time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(A)(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))-(C)
Equity compensation plans approved by security holders(2)	28,265,016	(3)	$7.95	13,954,614	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	28,265,016	(3)	$7.95	13,954,614	(4)

(1)	Information includes 380,454 shares of Angi Class A common stock that may be issuable upon the settlement of previously issued SARs denominated in shares of HomeAdvisor, Inc. that were converted into Angi SARs in September 2017 (the “Prior Plan Awards”).

Excludes gross shares of Angi Class A common stock potentially issuable upon the settlement of equity awards denominated in shares of Angi subsidiaries (the “Subsidiary Awards”), based on the estimated values of such awards as of December 31, 2023.

The number of shares of Angi Class A common stock ultimately needed to settle Subsidiary Awards varies as a result of both movements in the price of our Class A common stock and determinations of the fair value of the relevant subsidiaries that differ from our estimated determinations of the fair value of such subsidiaries as of December 31, 2023. See the disclosure under the caption Equity Instruments Denominated in the Shares of Certain Subsidiaries in Note 10 — Stock-Based Compensation to Angi’s consolidated financial statements on page 79 of Angi’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

Pursuant to an employee matters agreement between Angi and IAC, IAC may require Prior Plan Awards and Subsidiary Awards to be settled in shares of IAC common stock, in which case: (i) we will reimburse IAC for the cost of those shares by issuing additional shares of Angi Class A common stock for Prior Plan Awards and additional shares of Angi Class B Common Stock for Subsidiary Awards to IAC, and (ii) the shares of Angi Class A common stock underlying such awards shall then again be made available for future issuance under the Angi 2017 Stock and Annual Incentive Plan (the “Angi 2017 Plan”). See the disclosure under the caption Employee Matters Agreement in Note 17 — Related Party Transactions with IAC to Angi’s consolidated financial statements on pages 90-91 of Angi’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

(2)	Consists of the Angi Inc. 2017 Stock and Annual Incentive Plan (the “2017 Stock Plan”).

(3)	Includes an aggregate of: (i) 380,454 shares of Angi Class A common stock issuable upon the exercise of Prior Plan Awards, (ii) 27,370,416 shares of Angi Class A common stock issuable upon the vesting of Angi RSUs (including certain market- and performance-based awards, with the total number of shares included assuming the maximum potential payout) and 514,146 shares of Angi Class A common stock issuable upon the exercise of Angi stock options, in each case, outstanding as of December 31, 2023.

(4)	Reflects shares of Angi Class A common stock that remain available for future issuance under the 2017 Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Review of Related Person Transactions

The Audit Committee has a formal, written policy that requires an appropriate review of all related person transactions by the Audit Committee, as required by Marketplace Rules governing conflict of interest transactions. For purposes of this policy, consistent with the Marketplace Rules, the terms “related person” and “transaction” are determined by reference to Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended (“Item 404”). In connection with its review, the Audit Committee considers: (i) the parties to the transaction and the nature of their affiliation with Angi and the related person, (ii) the dollar amount involved in the transaction, (iii) the material terms of the transaction, including whether the terms of the transaction are ordinary course and/or otherwise negotiated at arms’ length, (iv) whether the transaction is material, on a quantitative and/or qualitative basis, to Angi and/or the related person, and (v) any other facts and circumstances that the Audit Committee deems appropriate.

Relationships Involving Significant Stockholders

Allocation of CEO Compensation and Certain Expenses. Joseph Levin, Chairman of Angi and Chief Executive Officer of IAC, was appointed Chief Executive Officer of Angi and served in this position from October 2022 through April 2024. For the period from January 1, 2023 to December 31, 2023, IAC allocated approximately $9.4 million in costs to Angi (including salary, benefits, stock-based compensation and costs related to the Mr. Levin’s office). The allocated costs also include costs directly attributable to Angi during the period referred to above that were initially paid for by IAC and billed by IAC to Angi. See the disclosure under the captions Item 11 — Executive Compensation — Compensation Discussion and Analysis — Compensation Elements — CEO Compensation on page 31 and Allocation of CEO Compensation and Certain Expenses in Note 17 — Related Party Transactions with IAC to Angi’s consolidated financial statements on page 89 of Angi’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

Arrangements Related to the Combination. For purposes of the disclosure set forth under this caption: (i)  “Combination” refers to the combination of the HomeAdvisor Business (as defined below) and Angie’s List, Inc., which transaction was completed on September 29, 2017, and (ii) “HomeAdvisor Business” refers, prior to the Combination, to the businesses and operations, the results of which were reported in IAC’s former HomeAdvisor segment.

Certain agreements described below govern our relationship with IAC following the Combination, including a contribution agreement, an investor rights agreement, a services agreement, a tax sharing agreement, an employee matters agreement and certain commercial agreements.

Contribution Agreement

Under the contribution agreement: (i) we agreed to assume all of the assets and liabilities related to the HomeAdvisor Business and indemnify IAC against any losses arising out of any breach by us of the contribution agreement or any other transaction-related agreement described below and (ii) IAC agreed to indemnify us against any losses arising out of any breach by IAC of the contribution agreement or any other transaction-related agreement described below.

Investor Rights Agreement

Under the investor rights agreement, IAC has certain registration, preemptive and governance rights related to us and the shares of Angi capital stock it holds. The investor rights agreement also provides certain governance rights for the benefit of stockholders other than IAC.

Services Agreement

The services agreement currently governs services that IAC has agreed to provide to us through September 29, 2024, with automatic renewal for successive one (1) year terms, subject to IAC’s continued ownership of a majority of the total combined voting power of our voting stock and any subsequent extension(s) or truncation(s) agreed to by us and IAC. Services currently provided to us by IAC pursuant to this agreement include: (i) assistance with certain legal, M&A, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations, and (ii)  accounting, investor relations and tax compliance services. The scope, nature and extent of services may be changed from time to time as we and IAC may agree.

We were charged approximately $6.4 million by IAC for services provided in 2023 pursuant to the services agreement and there were no outstanding payables pursuant to the services agreement as of December 31, 2023.

Tax Sharing Agreement

The tax sharing agreement governs our and IAC’s rights, responsibilities and obligations with respect to tax liabilities and benefits, entitlements to refunds, preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state and local and foreign income taxes. Under the tax sharing agreement, we are generally responsible and required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or its subsidiaries that includes us or any of our subsidiaries (to the extent attributable to us or any of our subsidiaries, as determined under the tax sharing agreement) and (ii) all taxes imposed with respect to any consolidated, combined, unitary or separate tax returns of us or our subsidiaries.

At December 31, 2023, there were outstanding payables due to IAC pursuant to the tax sharing agreement in the amount of approximately $2.1 million. There were no payments to or refunds from IAC pursuant to this agreement at December 31, 2023.

Employee Matters Agreement

The employee matters agreement addresses certain compensation and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment, (ii) employee benefit plans and (iii) equity awards. Under the employee matters agreement, our employees participate in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan and we reimburse IAC for the costs of such participation. In the event that IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of the Angi board of directors, we will no longer participate in IAC’s employee benefit plans, but will establish our own employee benefit plans that will be substantially similar to the plans sponsored by IAC.

Pursuant to the employee matters agreement, we are required to reimburse IAC for the cost of any IAC equity awards held by our current and former employees, with IAC electing to receive payment either in cash or shares of Angi Class B common stock. This agreement also provides that IAC may require Prior Plan Awards and equity awards denominated in shares of Angi subsidiaries to be settled in either shares of Angi Class A common stock or IAC common stock. To the extent shares of IAC common stock are issued in settlement of these awards, we are obligated to reimburse IAC for the cost of those shares by issuing shares of Angi Class A common stock in the case of Prior Plan Awards and shares of Angi Class B common stock in the case of equity awards denominated in shares of Angi subsidiaries.

No shares of Angi Class A common stock nor Angi Class B common stock were issued to IAC as reimbursement for shares of IAC common stock issued in connection with the settlement of equity awards held by Angi employees during 2023 or the quarter ended March 31, 2024.

Lastly, in the event of a distribution of Angi capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation and Human Capital Committee of the IAC board of directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to any such distribution into equity awards denominated in shares of Angi Class A Common Stock, which we would be obligated to assume and which would be dilutive to Angi stockholders.

Miscellaneous

We sublease certain office space to IAC and billed IAC approximately $0.6 million of rent for the year ended December 31, 2023. IAC subleases certain office space to Angi and billed us approximately $1.3 million of rent for the year ended December 31, 2023. At December 31, 2023, there were no outstanding receivables due from IAC pursuant to the related sublease agreements.

Relationships Involving Directors

Employment Agreement with Ms. Hicks Bowman. Pursuant to an employment agreement between Angi and Ms. Hicks Bowman dated as of May 1, 2017, Ms. Hicks Bowman is eligible to receive an annual base salary (for 2023 and currently, $500,000), discretionary annual cash bonuses (Ms. Hicks Bowman received $150,000 for her 2023 performance) and such other employee benefits (for 2023, Ms. Hicks Bowman received a 401(k) plan Company match in the amount of $9,900) as may be determined by Angi from time to time.

Upon a termination of her employment without cause or her resignation for good reason (both as defined in her employment agreement), subject to her execution and non-revocation of a release and compliance with the restrictive covenants set forth in her employment agreement: (i) Angi will continue to pay Ms. Hicks Bowman her annual base salary and provide continued health care coverage (through reimbursement on an after-tax basis of related premiums) for twelve (12) months following such termination or resignation and (ii) any then vested Angi stock options will remain exercisable through the earlier of: (A) eighteen (18) months following such termination or resignation or (B) the scheduled expiration date of such awards.

Pursuant to her employment agreement, Ms. Hicks Bowman is bound by covenants not to: (i) compete with Angi and its businesses during the term of her employment and for twelve (12) months thereafter and (ii)  solicit Angi employees or business partners during the term of her employment and for eighteen (18) months thereafter. In addition, Ms. Hicks Bowman has agreed not to use or disclose any confidential information regarding Angi and/or its affiliates.

The employment agreement provides for an initial term of one (1) year and provides for automatic renewals for successive one (1) year terms absent written notice from Angi or Ms. Hicks Bowman sixty (60) days prior to the expiration of the then-current term.

Director Independence

Under the Marketplace Rules, the Angi board of directors has a responsibility to make an affirmative determination that those members of the Angi board of directors who serve as independent directors do not have any relationships with Angi or its businesses that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. When making independence determinations, the Angi board of directors reviews information regarding transactions, relationships and arrangements relevant to independence, including those required by the Marketplace Rules. Specifically, the Angi board of directors considers that in some cases in the ordinary course of business, Angi and its businesses and affiliates (including IAC and its other subsidiaries) may sell products and services to, and/or purchase products and services from, companies at which directors (or certain of their family members) are employed or serve as directors, or over which directors (or certain of their family members) may otherwise exert control and, if so, whether any payments were made to (or received from) such entities by Angi and its businesses and affiliates (including IAC and its other subsidiaries). Information relevant to independence determinations is obtained from director responses to questionnaires circulated by Angi management, as well as from Angi records and publicly available information. Once an independence determination is made, Angi management monitors those transactions, relationships and arrangements that were relevant to such determination, as well as periodically solicits updated information potentially relevant to independence from internal personnel and directors, to determine whether there have been any developments that could potentially have an adverse impact on prior independence determinations.

The Angi board of directors has determined that each of Messrs. Evans, Philips and Pickett and Mses. Haas, Hurse and Welch, are independent. In all cases, no relationships of the type that would preclude a determination of independence under the Marketplace Rules or otherwise interfere with the exercise of independent judgment in carrying out the responsibilities of a director were identified for consideration.

Of the remaining seven directors (Mses. Hicks Bowman and Handler, and Messrs. Kip, Levin, Halpin, Schiffman and Stein), all are officers or former officers of Angi or IAC. Given these relationships, none of these directors was determined to be independent.

In addition to the satisfaction of the director independence requirements set forth in the Marketplace Rules, the Angi board of directors also has concluded that the members of the Audit and Compensation and Human Capital Committees have satisfied separate independence requirements under the current standards imposed by the SEC and the Marketplace Rules for audit and compensation committee members.

Item 14. Principal Accountant Fees and Services

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth fees for all professional services rendered by Ernst & Young to Angi for the years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees(1)	$2,625,553	$2,572,876
Audit-Related Fees	—	—
Total Audit and Audit-Related Fees	$2,625,553	$2,572,876
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,625,553	$2,572,876

(1)   Audit Fees in 2023 and 2022 include fees: (i) associated with the annual audit of financial statements and internal control over financial reporting and the review of periodic reports and (ii) for statutory audits (audits required by local law performed for an Angi business in a jurisdiction abroad).

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee has a policy governing the pre-approval of all audit and permitted non-audit services performed by Angi’s independent registered public accounting firm in order to ensure that the provision of these services does not impair such firm’s independence from Angi and its management. Unless a type of service to be provided by Angi’s independent registered public accounting firm has received general pre-approval, it requires specific pre-approval by the Audit Committee. Any proposed services in excess of pre-approved cost levels also require specific pre-approval by the Audit Committee. In all pre-approval instances, the Audit Committee considers whether such services are consistent with SEC rules regarding auditor independence.

All Tax services require specific pre-approval by the Audit Committee. In addition, the Audit Committee has designated specific services that have the pre-approval of the Audit Committee (each of which is subject to pre-approved cost levels) and has classified these pre-approved services into one of three categories: Audit, Audit-Related and All Other (excluding Tax). The term of any pre-approval is twelve months from the date of the pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee reviews the list of pre-approved services from time to time and will revise it (as and if appropriate). Pre-approved fee levels for all services to be provided by Angi’s independent registered public accounting firm are established periodically from time to time by the Audit Committee.

Pursuant to this pre-approval policy, the Audit Committee may delegate its authority to grant pre-approvals to one or more of its members and has currently delegated this authority to its Chairperson. The decisions of the Chairperson (or any other member(s) to whom such authority may be delegated) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith.

Exhibit No.	Description
31.4	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.5	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 to the Original 10-K).

(1)       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	April 26, 2024
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer