Form 10-Q
period 2024-03-31
Angi Inc.
filed 2024-05-07
CIK 1705110

As filed with the Securities and Exchange Commission on May 7, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 3, 2024, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	79,722,608
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	501,741,855

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$363,337	$364,044
Accounts receivable, net	60,810	51,100
Other current assets	57,662	72,075
Total current assets	481,809	487,219

Capitalized software, leasehold improvements and equipment, net	99,893	109,527
Goodwill	885,234	886,047
Intangible assets, net	170,612	170,773
Deferred income taxes	147,258	148,183
Other non-current assets, net	50,169	54,466
TOTAL ASSETS	$1,834,975	$1,856,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$30,534	$29,467
Deferred revenue	50,084	49,859
Accrued expenses and other current liabilities	161,606	179,329
Total current liabilities	242,224	258,655

Long-term debt, net	496,241	496,047
Deferred income taxes	3,034	2,739
Other long-term liabilities	50,433	54,266

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 108,870 and 106,848 shares, respectively, and outstanding 81,402 and 82,208, respectively	109	107
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,454,684	1,447,353
Accumulated deficit	(232,650)	(231,019)
Accumulated other comprehensive income	442	1,187
Treasury stock, 27,468 and 24,640 shares, respectively	(183,983)	(177,283)
Total Angi Inc. shareholders’ equity	1,039,024	1,040,767
Noncontrolling interests	4,019	3,741
Total shareholders’ equity	1,043,043	1,044,508
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,834,975	$1,856,215
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Revenue	$305,390	$355,497
Cost of revenue (exclusive of depreciation shown separately below)	12,497	16,937
Gross Profit	292,893	338,560
Operating costs and expenses:
Selling and marketing expense	157,051	199,610
General and administrative expense	85,521	96,667
Product development expense	23,756	25,312
Depreciation	23,849	25,190
Amortization of intangibles	—	2,662
Total operating costs and expenses	290,177	349,441
Operating income (loss)	2,716	(10,881)
Interest expense	(5,038)	(5,029)
Other income, net	4,484	3,807
Earnings (loss) from continuing operations before income taxes	2,162	(12,103)
Income tax provision	(3,479)	(1,884)
Net loss from continuing operations	(1,317)	(13,987)
Loss from discontinued operations, net of tax	—	(1,013)
Net loss	(1,317)	(15,000)
Net earnings attributable to noncontrolling interests	(314)	(325)
Net loss attributable to Angi Inc. shareholders	$(1,631)	$(15,325)

Per share information from continuing operations:
Basic loss per share	$(0.00)	$(0.03)
Diluted loss per share	$(0.00)	$(0.03)

Per share information attributable to Angi Inc. shareholders:
Basic loss per share	$(0.00)	$(0.03)
Diluted loss per share	$(0.00)	$(0.03)

Stock-based compensation expense by function:
Selling and marketing expense	$1,232	$1,252
General and administrative expense	7,193	8,761
Product development expense	972	2,699
Total stock-based compensation expense	$9,397	$12,712
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(1,317)	$(15,000)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(781)	502
Change in unrealized gains on available-for-sale marketable debt securities	—	2
Total other comprehensive (loss) income	(781)	504
Comprehensive loss	(2,098)	(14,496)
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(314)	(325)
Change in foreign currency translation adjustment attributable to noncontrolling interests	36	(43)
Comprehensive income attributable to noncontrolling interests	(278)	(368)
Comprehensive loss attributable to Angi Inc. shareholders	$(2,376)	$(14,864)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive Income (Loss)				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares

Balance as of December 31,2023	$107	106,848	$422	422,019	$—	—	$1,447,353	$(231,019)	$1,187	$(177,283)	$1,040,767	$3,741	$1,044,508
Net (loss) earnings	—	—	—	—	—	—	—	(1,631)	—	—	(1,631)	314	(1,317)
Other comprehensive loss	—	—	—	—	—	—	—	—	(745)	—	(745)	(36)	(781)
Stock-based compensation expense	—	—	—	—	—	—	11,019	—	—	—	11,019	—	11,019
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2	2,022	—	—	—	—	(3,266)	—	—	—	(3,264)	—	(3,264)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(6,700)	(6,700)	—	(6,700)
Other	—		—	—	—	—	(422)	—	—	—	(422)	—	(422)
Balance as of March 31, 2024	$109	108,870	$422	422,019	$—	—	$1,454,684	$(232,650)	$442	$(183,983)	$1,039,024	$4,019	$1,043,043

Balance as of December 31, 2022	$103	102,811	$422	422,019	$—	—	$1,405,294	$(190,079)	$(1,172)	$(166,184)	$1,048,384	$2,994	$1,051,378
Net (loss) earnings	—	—	—	—	—	—	—	(15,325)	—	—	(15,325)	325	(15,000)
Other comprehensive income	—	—	—	—	—	—	—	—	461	—	461	43	504
Stock-based compensation expense	—	—	—	—	—	—	13,870	—	—	—	13,870	—	13,870
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	1,308	—	—	—	—	(2,411)	—	—	—	(2,410)	—	(2,410)
Other	—	—	—	—	—	—	(5)	—	—	—	(5)	—	(5)
Balance as of March 31, 2023	$104	104,119	$422	422,019	$—	—	$1,416,748	$(205,404)	$(711)	$(166,184)	$1,044,975	$3,362	$1,048,337
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(1,317)	$(15,000)
Less: Loss from discontinued operations, net of tax	—	(1,013)
Net loss attributable to continuing operations	(1,317)	(13,987)
Adjustments to reconcile net loss to net cash provided by operating activities attributable to continuing operations:
Depreciation	23,849	25,190
Provision for credit losses	15,910	23,731
Stock-based compensation expense	9,397	12,712
Non-cash lease expense (including impairment of right-of-use assets)	4,752	3,532
Deferred income taxes	1,253	(282)
Amortization of intangibles	—	2,662
Other adjustments, net	384	(366)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(25,761)	(22,402)
Other assets	13,320	4,758
Accounts payable and other liabilities	(17,417)	(10,289)
Operating lease liabilities	(4,487)	(4,578)
Income taxes payable and receivable	2,148	845
Deferred revenue	265	(354)
Net cash provided by operating activities attributable to continuing operations	22,296	21,172

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(12,798)	(11,862)
Purchases of marketable debt securities	—	(12,362)
Proceeds from sales of fixed assets	6	10
Net cash used in investing activities attributable to continuing operations	(12,792)	(24,214)

Cash flows from financing activities attributable to continuing operations:
Purchases of treasury stock	(6,860)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(3,214)	(1,379)
Net cash used in financing activities attributable to continuing operations	(10,074)	(1,379)

Total cash used in continuing operations	(570)	(4,421)
Net cash used in operating activities attributable to discontinued operations	—	(2,111)
Net cash provided by investing activities attributable to discontinued operations	—	57
Total cash used in discontinued operations	—	(2,054)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(141)	179
Net decrease in cash and cash equivalents and restricted cash	(711)	(6,296)
Cash and cash equivalents and restricted cash at beginning of period	364,301	322,136
Cash and cash equivalents and restricted cash at end of period	$363,590	$315,840
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 192,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended March 31, 2024. Additionally, consumers turned to at least one of our businesses to find a service professional for approximately 21 million projects during the twelve months ended March 31, 2024.
The Company has three operating segments: (i) Ads and Leads; (ii) Services; and (iii) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, and Handy.
Ads and Leads provides service professionals the capability to engage with potential customers, including quoting and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects. Services consumers can request household services directly through the Angi platform and Angi fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. The matching, pre-priced booking services, and related tools and directories are provided to consumers free of charge.
As used herein, “Angi,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).
At March 31, 2024, IAC Inc. (“IAC”) owned 84.3% and 98.2% of the economic and voting interests, respectively, of the Company.
Total Home Roofing, LLC Sale
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“THR,” which comprised its Roofing segment), and has reflected it as a discontinued operation in its financial statements. See “Note 11—Discontinued Operations” for additional details. The financial information for prior periods has been recast to conform to this presentation.
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
The unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited interim financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of all long-lived assets, including goodwill and indefinite-lived intangible assets; contingencies; unrecognized tax benefits; the liability for potential refunds and customer credits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets, and other factors that the Company considers relevant.
General Revenue Recognition
The Company accounts for a contract with a customer when it has approval and commitment from all authorized parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to the Company’s customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company’s disaggregated revenue disclosures are presented in “Note 5—Segment Information.”
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2023, the current and non-current deferred revenue balances were $49.9 million and $0.1 million, respectively, and during the three months ended March 31, 2024, the Company recognized $32.6 million of revenue that was included in the deferred revenue balance as of December 31, 2023. At December 31, 2022, the current and non-current deferred revenue balances were $50.1 million and $0.1 million, respectively, and during the three months ended March 31, 2023, the Company recognized $31.9 million of revenue that was included in the deferred revenue balance as of December 31, 2022.
The current and non-current deferred revenue balances at March 31, 2024 are $50.1 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.

Practical Expedients and Exemptions
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers, applicable to such contracts and does not consider the time value of money.
In addition, as permitted under the practical expedient available under ASC 606, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.
The Company also applies the practical expedient to expense sales commissions as incurred where the anticipated customer relationship period is one year or less.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There are no recently issued accounting pronouncements adopted by the Company during the three months ended March 31, 2024.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Recent Accounting Pronouncements Not Yet Adopted by the Company
Accounting Standards Update (“ASU”) 2023-07— Segment Reporting (Topic 280)— Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, which is intended to provide users of financial statements with more decision-useful information about reportable segments of a public business entity, primarily through enhanced disclosures of significant segment expenses. This ASU requires annual and interim disclosures of significant expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss and an amount and description of its composition of other segment items. The provisions of this ASU also require entities to include all annual disclosures required by Topic 280 in the interim periods and permits entities to include multiple measures of a segment's profit or loss if such measures are used by the CODM to assess segment performance and determine allocation of resources, provided that at least one of those measures is determined in a way that is consistent with the measurement principles under GAAP. The amendments in ASU 2023-07 apply retrospectively and are effective for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024. Early adoption is permitted. The Company does not plan to early adopt and is currently assessing the impact of adopting the updated guidance on the financial statements.
ASU 2023-09— Income Taxes (Topic 740)— Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which establishes required categories and a quantitative threshold to the annual tabular rate reconciliation disclosure and disaggregated jurisdictional disclosures of income taxes paid. The guidance’s annual requirements are effective for the Company beginning with the December 31, 2025 reporting period. Early adoption is permitted and prospective disclosure should be applied, however, retrospective disclosure is permitted. The Company is currently assessing the pronouncement and its impact on its income tax disclosures, but it does not impact the Company’s results of operations, financial condition, or cash flows.
NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$171,245	$—	$—	$171,245
Treasury discount notes	—	112,058	—	112,058
Total	$171,245	$112,058	$—	$283,303

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$215,891	$—	$—	$215,891
Treasury discount notes	—	74,802	—	74,802
Total	$215,891	$74,802	$—	$290,693
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $432.5 million and $418.1 million at March 31, 2024 and December 31, 2023, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2024	December 31, 2023
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	3,759	3,953
Total long-term debt, net	$496,241	$496,047
ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of Angi Inc., issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices, plus accrued and unpaid interest thereon, if any, as set forth in the indenture governing the notes.

The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At March 31, 2024, there were no limitations pursuant thereto.
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of accumulated other comprehensive income (loss), which exclusively consists of foreign currency translation adjustment for the three months ended March 31, 2024:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Unrealized Gains on Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$1,187	$(1,172)	$—	$(1,172)
Other comprehensive (loss) income	(745)	459	2	461
Balance at March 31	$442	$(713)	$2	$(711)
There were no items reclassified out of accumulated other comprehensive income (loss) into earnings during the three months ending March 31, 2024 and 2023. At March 31, 2024, there was no tax benefit or provision on the accumulated other comprehensive loss. The income tax provision related to net unrealized gains on available-for-sale marketable debt securities was not material at March 31, 2023.
NOTE 5—SEGMENT INFORMATION
Our reportable segments currently consist of Ads and Leads, Services, and International. Our CODM regularly reviews certain financial information by operating segment to determine allocation of resources and assess its performance. Segment profitability is determined by and presented on an Adjusted EBITDA basis consistent with the CODM’s view of profitability of its businesses, which excludes certain expenses that are required in accordance with GAAP.
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenue:
Domestic
Ads and Leads	$249,585	$293,506
Services	20,451	32,059
Total Domestic	270,036	325,565
International	35,354	29,932
Total	$305,390	$355,497

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the revenue of the Company’s reportable segments disaggregated by type of service:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$160,531	$212,935
Advertising revenue	77,137	67,181
Membership subscription revenue	11,778	13,199
Other revenue	139	191
Total Ads and Leads revenue	249,585	293,506
Services revenue	20,451	32,059
Total Domestic revenue	270,036	325,565
International
Consumer connection revenue	29,669	24,745
Service professional membership subscription revenue	5,382	5,058
Advertising and other revenue	303	129
Total International revenue	35,354	29,932
Total revenue	$305,390	$355,497

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenue
United States	$269,872	$325,565
All other countries	35,518	29,932
Total	$305,390	$355,497

	March 31, 2024	December 31, 2023
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$132,462	$145,710
All other countries	8,554	9,788
Total	$141,016	$155,498
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating income (loss):
Ads and Leads	$19,821	$13,480
Services	(7,501)	(12,452)
Corporate	(15,117)	(14,939)
International	5,513	3,030
Total	$2,716	$(10,881)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Adjusted EBITDA(b):
Ads and Leads	$41,221	$39,851
Services	10	(2,168)
Corporate	(11,921)	(12,354)
International	6,652	4,354
Total	$35,962	$29,683
(b)    The Company’s primary financial and GAAP segment measure is Adjusted EBITDA, which is defined as operating income (loss) excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable.
We consider operating income (loss) to be the financial measure calculated and presented in accordance with GAAP that is most directly comparable to our segment reporting performance measure, Adjusted EBITDA. The following tables reconcile operating income (loss) for the Company’s reportable segments and net loss attributable to Angi Inc. shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2024
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$19,821	$4,465	$16,935	$41,221
Services	(7,501)	1,381	6,130	10
Corporate	(15,117)	3,196	—	(11,921)
International	5,513	355	784	6,652
Total	2,716	$9,397	$23,849	$35,962
Interest expense	(5,038)
Other income, net	4,484
Earnings before income taxes	2,162
Income tax provision	(3,479)
Net loss	(1,317)
Net earnings attributable to noncontrolling interests	(314)
Net loss attributable to Angi Inc. shareholders	$(1,631)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(b)
	(In thousands)
Ads and Leads	$13,480	$5,491	$18,218	$2,662	$39,851
Services	(12,452)	4,209	6,075	—	(2,168)
Corporate	(14,939)	2,585	—	—	(12,354)
International	3,030	427	897	—	4,354
Total	(10,881)	$12,712	$25,190	$2,662	$29,683
Interest expense	(5,029)
Other income, net	3,807
Loss from continuing operations before income taxes	(12,103)
Income tax provision	(1,884)
Net loss from continuing operations	(13,987)
Loss from discontinued operations, net of tax	(1,013)
Net loss	(15,000)
Net earnings attributable to noncontrolling interests	(325)
Net loss attributable to Angi Inc. shareholders	$(15,325)
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2024, the Company recorded an income tax provision of $3.5 million due primarily to the impact of stock-based awards and unbenefited losses, partially offset by research credits. For the three months ended March 31, 2023, the Company recorded an income tax provision of $1.9 million, despite a pre-tax loss, due primarily to nondeductible stock-based compensation and foreign income taxed at different rates, partially offset by research credits.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest are not material and there are currently no accruals for penalties.
The Company’s income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Company is not currently under audit by the Internal Revenue Service. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2013. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2024 and December 31, 2023, the Company has unrecognized tax benefits, including interest, of $8.5 million and $8.1 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at March 31, 2024 are subsequently recognized, the income tax provision would be reduced by $8.0 million. The comparable amount at December 31, 2023 was $7.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.2 million by March 31, 2025 due to settlements, all of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At March 31, 2024, the Company has a U.S. gross deferred tax asset of $208.7 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $22.6 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $186.1 million will be utilized based on forecasts of future taxable income. The Company's most significant net deferred tax asset that could expire relates to U.S. federal net operating loss ("NOL") carryforwards of $101.2 million. The Company expects to generate sufficient future taxable income of at least $482.1 million prior to the expiration of these NOLs, the majority of which expire between 2033 and 2037, to fully realize this deferred tax asset.
NOTE 7—LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations	$(1,317)	$(1,317)	$(13,987)	$(13,987)
Net earnings attributable to noncontrolling interests of continuing operations	(314)	(314)	(325)	(325)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	(1,631)	(1,631)	(14,312)	(14,312)
Loss from discontinued operations	—	—	(1,013)	(1,013)
Net loss attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(1,631)	$(1,631)	$(15,325)	$(15,325)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	502,627	502,627	505,033	505,033
Dilutive securities (a) (b)	—	—	—	—
Denominator for loss per share—weighted average shares	502,627	502,627	505,033	505,033

Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Loss per share from continuing operations	$(0.00)	$(0.00)	$(0.03)	$(0.03)
Loss per share from discontinued operations, net of tax	—	—	(0.00)	(0.00)
Loss per share attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(0.00)	$(0.00)	$(0.03)	$(0.03)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three months ended March 31, 2024 and 2023, 28.4 and 29.6 million, respectively, of potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all loss per share amounts.
(b)    Market-based awards (“MSUs”) and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of MSUs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the MSUs and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2024 and 2023, 0.4 million and 0.9 million underlying MSUs and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 8—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$363,337	$364,044	$314,960	$321,155
Restricted cash included in other current assets	—	—	—	107
Restricted cash included in other non-current assets	253	257	376	371
Restricted cash included in other non-current assets of discontinued operations	—	—	504	503
Total cash and cash equivalents, and restricted cash as shown on the statement of cash flows	$363,590	$364,301	$315,840	$322,136
Restricted cash included in “Other current assets” in the balance sheet at December 31, 2022 primarily consisted of cash reserved to fund insurance claims.
Restricted cash included in “Other non-current assets” in the balance sheets for all periods presented above primarily consisted of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2024 and 2023:

	2024	2023
	(In thousands)
Balance at January 1	$24,684	$38,846
Current period provision for credit losses	15,910	23,731
Write-offs charged against the allowance for credit loss	(21,087)	(27,809)
Recoveries collected	1,263	1,236
Balance at March 31	$20,770	$36,004
Accumulated Amortization and Depreciation
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	March 31, 2024	December 31, 2023
	(In thousands)
Capitalized software, leasehold improvements, and equipment	$229,347	$215,357
Intangible assets	$89,142	$89,229
Other income, net

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Interest income	$4,709	$3,419
Other	(225)	388
Other income, net	$4,484	$3,807

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The total accrual for legal matters is $1.7 million at March 31, 2024. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including uncertain income tax positions and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 6—Income Taxes” for information related to uncertain income tax positions.
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi, was appointed CEO of Angi on October 10, 2022. As a result, for the three months ended March 31, 2024 and 2023, IAC allocated $2.2 million and $2.3 million, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to the Company that were initially paid for by IAC and billed by IAC to the Company.
On April 8, 2024, Jeffrey W. Kip, President of Angi Inc., was appointed to succeed Joseph Levin as CEO of Angi Inc. Mr. Levin will remain Chairman of the Angi Inc. board of directors.
The Combination and Related Agreements
The Company and IAC, in connection with the transaction resulting in the formation of Angi Inc. in 2017, which is referred to as the “Combination,” entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement, which collectively govern the relationship between IAC and Angi Inc.
For the three months ended March 31, 2024 and 2023, the Company was charged by IAC $1.2 million and $1.5 million, respectively, for services rendered pursuant to the services agreement. There were no outstanding payables pursuant to the services agreement at March 31, 2024 and December 31, 2023.
At March 31, 2024 and December 31, 2023, the Company had outstanding payables of $2.8 million and $2.1 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the balance sheet. There were no payments to or refunds from IAC pursuant to this agreement during the three months ended March 31, 2024 and 2023.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other Arrangements
Additionally, the Company subleases office space to IAC and charged rent pursuant to a lease agreement of $0.1 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. IAC subleases office space to the Company and charged rent pursuant to a lease agreement of $0.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the Company has an outstanding receivable of $0.3 million due from IAC pursuant to the sublease agreements. This amount is included in “Other non-current assets” in the balance sheet. At December 31, 2023, there were outstanding receivables of $0.3 million due from IAC and no payable due to IAC pursuant to the sublease agreements.
The Company incurred advertising expense of $1.2 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively, related to advertising and audience targeted advertising purchased from another IAC owned business. At March 31, 2024 and December 31, 2023, there were related outstanding payables of $0.7 million and $1.3 million, respectively, included in “Accrued expenses and other current liabilities” in the balance sheet.
NOTE 11—DISCONTINUED OPERATIONS
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, THR, and has reflected it as a discontinued operation in its financial statements. The financial information for prior periods has been recast to conform to this presentation.

The components of the loss from discontinued operations for the three months ended March 31, 2023, in the statement of operations consisted of the following:

Three Months Ended March 31,
2023
(In thousands)
Revenue	$38,372
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	25,104
Selling and marketing expense	6,761
General and administrative expense	5,851
Depreciation	245
Total operating costs and expenses	37,961
Operating income from discontinued operations	411
Interest income	4
Income from discontinued operations before tax	415
Income tax provision	(1,428)
Loss from discontinued operations, net of tax	$(1,013)
During the period in which Angi owned THR, the Ads & Leads segment provided services totaling $1.5 million to the Roofing segment for the three months ended March 31, 2023. Such services have and will continue in periods subsequent to the disposition of the Roofing segment on November 1, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 192,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended March 31, 2024. Additionally, consumers turned to at least one of our businesses to find a service professional for approximately 21 million projects during the twelve months ended March 31, 2024.
The Company has three operating segments: (i) Ads and Leads; (ii) Services; and (iii) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, and Handy.
Ads and Leads provides service professionals the capability to engage with potential customers, including quoting and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects. Services consumers can request household services directly through the Angi platform and Angi fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. The matching, pre-priced booking services, and related tools and directories are provided to consumers free of charge.
For a more detailed description of the Company’s operating businesses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Total Home Roofing, LLC Sale
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“THR,” which comprised its Roofing segment), and has reflected it as a discontinued operation in its financial statements. The financial information for prior periods has been recast to conform to this presentation. For additional details, see “Note 11—Discontinued Operations” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms, which include the principal operating metrics we use in managing our business, are defined below:
•Ads and Leads Revenue primarily comprises domestic revenue from consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers.
•Services Revenue primarily comprises domestic revenue from pre-priced offerings by which the consumer requests services through a Company platform and the Company connects them with a service professional to perform the service.
•International Revenue primarily comprises revenue generated within the International segment (consisting of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
•Corporate primarily comprises costs for corporate initiatives, shared costs, such as executive and public company costs, and other expenses not allocated to the operating segments.
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
Cost of revenue, which excludes depreciation, consists primarily of (i) credit card processing fees, (ii) hosting fees, and (iii) payments made to independent third-party service professionals who perform work.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue.
Operating Costs and Expenses:
•Selling and marketing expense - consists primarily of (i) advertising expenditures, which include marketing fees to promote the brand to consumers and service professionals with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, and (b) offline marketing, which is primarily television and radio advertising, (ii) compensation expense (including stock-based compensation expense) and other employee-related costs for our sales and marketing personnel, (iii) service guarantee expense, (iv) software license and maintenance costs, and (v) outsourced personnel costs.
•General and administrative expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, (ii) provision for credit losses, (iii) software license and maintenance costs, (iv) outsourced personnel costs for personnel engaged in assisting in customer service functions, (v) fees for professional services, and (vi) rent expense and facilities costs (including impairments of right-of-use assets). Our customer service function includes personnel who provide support to our service professionals and consumers.
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
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to Angi Inc. shareholders to operating income (loss) to consolidated Adjusted EBITDA for the three months ended March 31, 2024 and 2023.

Results of Operations for the Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023
The following discussion should be read in conjunction with “Item 1. Consolidated Financial Statements.”
Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$160,531	$212,935	$(52,404)	(25)%
Advertising revenue	77,137	67,181	9,956	15%
Membership subscription revenue	11,778	13,199	(1,421)	(11)%
Other revenue	139	191	(52)	(27)%
Total Ads and Leads revenue	249,585	293,506	(43,921)	(15)%
Services revenue	20,451	32,059	(11,608)	(36)%
Total Domestic revenue	270,036	325,565	(55,529)	(17)%
International revenue	35,354	29,932	5,422	18%
Total revenue	$305,390	$355,497	$(50,107)	(14)%

Percentage of Total Revenue:
Domestic	88%	92%
International	12%	8%
Total revenue	100%	100%

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	4,126	6,004	(1,878)	(31)%
Monetized Transactions	5,511	6,451	(940)	(15)%
Transacting SPs	192	206	(14)	(7)%
Ads and Leads revenue decreased $43.9 million, or 15%, due primarily to a decrease in consumer connection revenue of $52.4 million, or 25%, partially offset by an increase of $10.0 million, or 15%, in advertising revenue. The decrease in consumer connection revenue was due primarily to declines in Monetized Transactions as a result of fewer transacting SPs resulting from a reduction in unprofitable sales and changes to demand channels to increase lead quality to enhance the user experience for both homeowners and service professionals and to improve profitability through greater matching efficiency and bidding optimization as evidenced by a higher ratio of Monetized Transactions per Service Request. The increase in advertising revenue was primarily driven by continued growth in sales.
Services revenue decreased $11.6 million, or 36%, due primarily to lower Service Requests as a result of certain efforts described in Ads and Leads above. In addition, the decrease in revenue reflects the residual impact from contracts entered into prior to January 1, 2023 and recognized as gross revenue in the first quarter of 2023. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions resulting in net revenue reporting.
International revenue increased $5.4 million, or 18%, due primarily to a larger service professional network and higher revenue per service professional.

Cost of revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$12,497	$16,937	$(4,440)	(26)%
As a percentage of revenue	4%	5%
Services cost of revenue decreased $5.9 million, or 66%, and decreased as a percentage of revenue, due primarily to a $5.3 million decrease in payments to third-party professional service providers primarily reflecting the residual impact from contracts entered into prior to January 1, 2023.
Gross profit

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Revenue	$305,390	$355,497	$(50,107)	(14)%
Cost of revenue (exclusive of depreciation shown separately below)	12,497	16,937	(4,440)	(26)%
Gross profit	$292,893	$338,560	$(45,667)	(13)%

Gross margin	96%	95%		1%
Angi gross profit decreased $45.7 million, or 13%, due primarily to the decrease in revenue described in the revenue discussion above.
Selling and marketing expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$157,051	$199,610	$(42,559)	(21)%
As a percentage of revenue	51%	56%
Ads and Leads selling and marketing expense decreased $40.3 million, or 23%, driven by decreases in advertising expense of $31.9 million due to improved efficiency and compensation expense of $7.5 million primarily due to a reduction in headcount.
Services selling and marketing expense decreased $4.4 million, or 35%, driven by a decrease of $1.9 million in compensation expense. The decrease in compensation expense is primarily due to lower headcount beginning in the second quarter of 2023.
General and administrative expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$85,521	$96,667	$(11,146)	(12)%
As a percentage of revenue	28%	27%
Ads and Leads general and administrative expense decreased $7.4 million, or 12%, due primarily to decreases of $7.7 million in the provision for credit losses and $3.5 million in professional fees, partially offset by a $1.9 million increase in lease expense. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in professional fees is primarily due to a reduction in legal-related expenses. The increase in lease expense is primarily due to an impairment charge of a right-of-use asset recognized in the first quarter of 2024 related to the Company reducing its real estate footprint.

Services general and administrative expense decreased $4.3 million, or 34%, due primarily to a decrease of $3.7 million in compensation expense due primarily to a $2.9 million decrease in stock-based compensation as a result of a reduction in headcount.
Product development expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Product development expense	$23,756	$25,312	$(1,556)	(6)%
As a percentage of revenue	8%	7%
Product development expense decreased $1.6 million, or 6%, and is not materially different from the first quarter of 2023.
Depreciation

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Depreciation	$23,849	$25,190	$(1,341)	(5)%
As a percentage of revenue	8%	7%
Depreciation decreased $1.3 million, or 5%, and is not materially different from the first quarter of 2023.
Operating income (loss)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Ads and Leads	$19,821	$13,480	$6,341	47%
Services	(7,501)	(12,452)	4,951	40%
Corporate	(15,117)	(14,939)	(178)	(1)%
Total Domestic	(2,797)	(13,911)	11,114	80%
International	5,513	3,030	2,483	82%
Total	$2,716	$(10,881)	$13,597	NM

As a percentage of revenue	1%	(3)%
________________________
NM = Not meaningful
Operating loss decreased $13.6 million to income of $2.7 million due primarily to the factors described above in the revenue, cost of revenue, sales and marketing, general and administrative, product development, and depreciation expense discussions.
At March 31, 2024, there was $48.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.35 years.

Adjusted EBITDA

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Ads and Leads	$41,221	$39,851	$1,370	3%
Services	10	(2,168)	2,178	NM
Corporate	(11,921)	(12,354)	433	4%
Total Domestic	29,310	25,329	3,981	NM
International	6,652	4,354	2,298	53%
Total	$35,962	$29,683	$6,279	21%

As a percentage of revenue	12%	8%
For a reconciliation of net loss attributable to Angi Inc. shareholders to operating income (loss) to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company’s reportable segments, see “Note 5—Segment Information” to the financial statements included in “Item 1. Consolidated Financial Statements.”
Ads and Leads Adjusted EBITDA increased $1.4 million, or 3%, to $41.2 million, and increased as a percentage of revenue, driven by lower selling and marketing expense due to improved marketing efficiency and lower general and administrative expense due to the decrease in the provision for credit losses and legal-related expenses, partially offset by lower gross profit due to a decrease in revenue and an increase in lease expense.
Services Adjusted EBITDA increased $2.2 million, from a loss of $2.2 million to income of less than $0.1 million, and increased as a percentage of revenue, driven by lower operating expenses due to a reduced overall cost base as a result of exiting complex and less profitable offerings.
International Adjusted EBITDA increased $2.3 million, or 53%, to $6.7 million, driven by an increase in revenue.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 3—Long-term Debt” to the financial statements included in “Item 1. Consolidated Financial Statements.”

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands)
Interest expense	$(5,038)	$(5,029)	$(9)	—%
Interest expense was flat compared to the first quarter of 2023.
Other income, net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands)
Other income, net	$4,484	$3,807	$677	18%
Other income, net for the three months ended March 31, 2024 and 2023 includes interest income of $4.7 million and $3.4 million, respectively.

Income tax provision

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Income tax provision	$(3,479)	$(1,884)	$(1,595)	(85)%
Effective income tax rate	NM	NM
For further details of income tax matters, see “Note 6—Income Taxes” to the financial statements included in “Item 1. Consolidated Financial Statements.”
In 2024, the Company recorded an income tax provision due primarily to the impact of stock-based awards and unbenefited losses, partially offset by research credits.
In 2023, the Company recorded an income tax provision, despite a pre-tax loss, due primarily to nondeductible stock-based compensation and foreign income taxed at different rates, partially offset by research credits.

PRINCIPLES OF FINANCIAL REPORTING
We report Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is considered our primary segment measure of profitability and one of the metrics by which we evaluate the performance of our businesses, and on which our internal budgets are based and may also impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
The following table reconciles net loss attributable to Angi Inc. shareholders to operating income (loss) to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net loss attributable to Angi Inc. shareholders	$(1,631)	$(15,325)
Add back:
Net earnings attributable to noncontrolling interests	314	325
Loss from discontinued operations, net of tax	—	1,013
Income tax provision	3,479	1,884
Other income, net	(4,484)	(3,807)
Interest expense	5,038	5,029
Operating income (loss)	2,716	(10,881)
Add back:
Stock-based compensation expense	9,397	12,712
Depreciation	23,849	25,190
Amortization of intangibles	—	2,662
Adjusted EBITDA	$35,962	$29,683
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

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	March 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents:
United States	$348,609	$354,341
All other countries	14,728	9,703
Total cash and cash equivalents	$363,337	$364,044

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	3,759	3,953
Total long-term debt, net	$496,241	$496,047
At March 31, 2024, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 3—Long-term Debt” to the financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$22,296	$21,172
Investing activities attributable to continuing operations	$(12,792)	$(24,214)
Financing activities attributable to continuing operations	$(10,074)	$(1,379)
Net cash provided by operating activities attributable to continuing operations consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include depreciation, provision for credit losses, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), deferred income taxes, and amortization of intangibles.
2024
Adjustments to net loss attributable to continuing operations consist primarily of $23.8 million of depreciation, $15.9 million of provision for credit losses, $9.4 million of stock-based compensation expense, $4.8 million of non-cash lease expense (including impairment of right-of-use assets), and $1.3 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $25.8 million in accounts receivable and decreases of $17.4 million in accounts payable and other liabilities and $4.5 million in operating lease liabilities, partially offset by a decrease of $13.3 million of other assets. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in accounts payable and other liabilities is due primarily to payments for accrued compensation. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in other assets is due primarily to the receipt of an insurance claim from coverage for previously incurred legal fees.
Net cash used in investing activities attributable to continuing operations includes capital expenditures of $12.8 million primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities attributable to continuing operations includes $6.9 million for the repurchase of 2.9 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $2.37 per share and $3.2 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

2023
Adjustments to net loss attributable to continuing operations consist primarily of $25.2 million of depreciation, $23.7 million of provision for credit losses, $12.7 million of stock-based compensation expense, $3.5 million of non-cash lease expense (including impairment of right-of-use assets), and $2.7 million of amortization of intangibles. The decrease from changes in working capital consists primarily of an increase of $22.4 million in accounts receivable and decreases of $10.3 million in accounts payable and other liabilities and $4.6 million in operating lease liabilities. The increase in accounts receivable is due primarily to timing of cash receipts for credit card transactions. The decrease in accounts payable and other liabilities is due, in part, to payments for accrued compensation. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion.
Net cash used in investing activities attributable to continuing operations includes $12.4 million of purchases of marketable debt securities and $11.9 million of capital expenditures, primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities attributable to continuing operations includes $1.4 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.
Discontinued Operations
Net cash used in discontinued operations of $2.1 million for the three months ended March 31, 2023 relates to the operations for THR. The Company does not expect cash flows from discontinued operations following the sale of THR.
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the three months ended March 31, 2024, the Company repurchased 2.8 million shares of its Class A common stock, on a trade date basis, at an average price of $2.37 per share, or $6.7 million in aggregate. During the fourth quarter of 2023, Angi Inc. announced its intent to utilize the remaining 14.0 million shares in its stock repurchase authorization. From April 1, 2024 through May 3, 2024 the Company repurchased an additional 3.1 million shares at an average price of $2.22 per share, or $6.8 million in aggregate. The Company had 4.7 million shares remaining in its share repurchase authorization as of May 3, 2024.
The Company may purchase its shares pursuant to its authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors the Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
Contractual Obligations
At March 31, 2024, there have been no material changes outside the ordinary course of business to the Company's contractual obligations since the disclosures made for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K.
Capital Expenditures
The Company’s 2024 capital expenditures are expected to be higher than 2023 capital expenditures of $47.8 million by approximately 15% to 30%, due to an increase in the capitalization rate of software development projects.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
At March 31, 2024, IAC held all Class B shares of Angi Inc., which represent 84.3% of the economic interest and 98.2% of the voting interest of the Company. As a result, IAC has the ability to control Angi’s financing activities, including the issuance of additional debt and equity securities by Angi or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi’s capital stock and its representation on the Angi board of directors.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2024, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation, as of the end of the period covered by this quarterly report, of the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
During the quarter ended March 31, 2024, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
In September 2019, the court issued an order granting the plaintiffs’ renewed motion for leave to file a consolidated second amended complaint, naming as defendants, in addition to HomeAdvisor, the Company and IAC, CraftJack, Inc. (a wholly-owned subsidiary of the Company) and two unrelated entities. In October and December 2019, the four defendants affiliated with HomeAdvisor filed motions to dismiss certain claims in the amended complaint. In September 2020, the court issued an order granting in part and denying in part the defendants’ motions to dismiss. In May 2022, the plaintiffs filed a motion for class certification; the defendants opposed the motion. On January 10, 2024, the court entered an order largely denying plaintiffs’ motion for class certification. While the court certified certain classes seeking only injunctive relief based upon alleged misappropriation of SPs’ intellectual property, the court declined to certify any of the proposed classes challenging lead quality and seeking monetary relief. On January 24, 2024, the plaintiffs filed a motion for reconsideration of the court’s partial denial of class certification; on February 14, 2024, the defendants opposed the motion, which remains pending. On February 26, 2024, the parties filed cross-motions for summary judgement on the remaining class claim regarding misappropriation of SPs’ intellectual property.
The Company believes that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.

Item 1A.    Risk Factors
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans,” “intends,” “will continue,” “may”, “could” and “believes,” among similar expressions, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to our future business, financial condition, results of operations and financial performance, our business prospects and strategy, trends in the home services industry and other similar matters. These forward-looking statements are based on the expectations and assumptions of our management about future events as of the date of this report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the continued migration of the home services market online, (ii) our ability to market our various products and services in a successful and cost-effective manner, (iii) the continued display of links to websites offering our products and services in a prominent manner in search results, (iv) our ability to expand our pre-priced offerings while balancing the overall mix of service requests and directory services on Angi platforms, (v) our ability to establish and maintain relationships with quality and trustworthy service professionals, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) our ability to access, share and use personal data about consumers, (viii) our continued ability to communicate with consumers and service professionals via e-mail (or other sufficient means), (ix) our ability to continue to generate leads for service professionals given changing requirements applicable to certain communications with consumers, (x) any challenge to the contractor classification or employment status of our service professionals, (xi) our ability to compete, (xii) adverse economic events or trends (particularly those that impact consumer confidence and spending behavior), (xiii) our ability to maintain and/or enhance our various brands, (xiv) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information (including credit card information), as well as the impact of cyberattacks experienced by third parties, (xv) the occurrence of data security breaches and/or fraud, (xvi) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xvii) the integrity, quality, efficiency and scalability of our systems, technology and infrastructures (and those of third parties with whom we do business), (xviii) changes in key personnel, (xix) various risks related to our relationship with IAC, (xx) our ability to generate sufficient cash to service our indebtedness and (xxi) certain risks related to ownership of our Class A common stock.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended March 31, 2024.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the three months ended March 31, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2024	2,247,534	$2.36	2,247,534	8,349,548
February 2024	565,244	$2.42	565,244	7,784,304
March 2024	15,318	$2.51	15,318	7,768,986
Total	2,828,096	$2.37	2,828,096	7,768,986
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorization previously announced in March 2020.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of March 31, 2024 pursuant to the March 2020 share repurchase authorizations. The Company may repurchase shares pursuant to this share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

From April 1, 2024 through May 3, 2024, the Company repurchased an additional 3,050,049 shares at an average price of $2.22 per share. As of May 3, 2024, there were approximately 4.7 million shares remaining in the March 2020 share repurchase authorization.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) during the three months ended March 31, 2024.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed on March 1, 2023.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.3	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2023.
10.1	Amendment to Employment Agreement between Angi Inc. and Jeffrey W. Kip, dated as of April 5, 2024.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2024.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 7, 2024
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer

Signature	Title	Date

/s/ ANDREW RUSSAKOFF	Chief Financial Officer	May 7, 2024
Andrew Russakoff