Form 10-Q
period 2024-06-30
Angi Inc.
filed 2024-08-07
CIK 1705110

As filed with the Securities and Exchange Commission on August 7, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 2, 2024, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	76,650,008
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	498,669,255

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$384,895	$364,044
Accounts receivable, net	66,325	51,100
Other current assets	64,861	72,075
Total current assets	516,081	487,219

Capitalized software, leasehold improvements and equipment, net	89,749	109,527
Goodwill	885,034	886,047
Intangible assets, net	170,582	170,773
Deferred income taxes	147,064	148,183
Other non-current assets, net	43,955	54,466
TOTAL ASSETS	$1,852,465	$1,856,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$20,943	$29,467
Deferred revenue	51,295	49,859
Accrued expenses and other current liabilities	188,588	179,329
Total current liabilities	260,826	258,655

Long-term debt, net	496,439	496,047
Deferred income taxes	3,297	2,739
Other long-term liabilities	47,766	54,266

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 111,015 and 106,848 shares, respectively, and outstanding 78,223 and 82,208, respectively	111	107
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,463,370	1,447,353
Accumulated deficit	(228,890)	(231,019)
Accumulated other comprehensive income	259	1,187
Treasury stock, 32,792 and 24,640 shares, respectively	(195,467)	(177,283)
Total Angi Inc. shareholders’ equity	1,039,805	1,040,767
Noncontrolling interests	4,332	3,741
Total shareholders’ equity	1,044,137	1,044,508
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,852,465	$1,856,215
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenue	$315,134	$351,587	$620,524	$707,084
Cost of revenue (exclusive of depreciation shown separately below)	14,152	14,708	26,649	31,645
Gross profit	300,982	336,879	593,875	675,439
Operating costs and expenses:
Selling and marketing expense	158,323	208,877	315,374	408,487
General and administrative expense	84,369	93,167	169,890	189,834
Product development expense	24,779	25,549	48,535	50,861
Depreciation	24,324	22,004	48,173	47,194
Amortization of intangibles	—	2,663	—	5,325
Total operating costs and expenses	291,795	352,260	581,972	701,701
Operating income (loss)	9,187	(15,381)	11,903	(26,262)
Interest expense	(5,041)	(5,034)	(10,079)	(10,063)
Other income, net	4,570	5,184	9,054	8,991
Earnings (loss) from continuing operations before income taxes	8,716	(15,231)	10,878	(27,334)
Income tax provision	(4,628)	(360)	(8,107)	(2,244)
Net earnings (loss) from continuing operations	4,088	(15,591)	2,771	(29,578)
Earnings from discontinued operations, net of tax	—	1,112	—	99
Net earnings (loss)	4,088	(14,479)	2,771	(29,479)
Net earnings attributable to noncontrolling interests	(328)	(220)	(642)	(545)
Net earnings (loss) attributable to Angi Inc. shareholders	$3,760	$(14,699)	$2,129	$(30,024)

Per share information from continuing operations:
Basic earnings (loss) per share	$0.01	$(0.03)	$0.00	$(0.06)
Diluted earnings (loss) per share	$0.01	$(0.03)	$0.00	$(0.06)

Per share information attributable to Angi Inc. shareholders:
Basic earnings (loss) per share	$0.01	$(0.03)	$0.00	$(0.06)
Diluted earnings (loss) per share	$0.01	$(0.03)	$0.00	$(0.06)

Stock-based compensation expense by function:
Selling and marketing expense	$1,145	$1,481	$2,377	$2,733
General and administrative expense	5,807	6,406	13,000	15,167
Product development expense	1,720	2,410	2,692	5,109
Total stock-based compensation expense	$8,672	$10,297	$18,069	$23,009
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net earnings (loss)	$4,088	$(14,479)	$2,771	$(29,479)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(198)	1,916	(979)	2,418
Change in unrealized gains on available-for-sale marketable debt securities	—	(2)	—	—
Total other comprehensive (loss) income	(198)	1,914	(979)	2,418
Comprehensive income (loss)	3,890	(12,565)	1,792	(27,061)
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(328)	(220)	(642)	(545)
Change in foreign currency translation adjustment attributable to noncontrolling interests	15	(81)	51	(124)
Comprehensive income attributable to noncontrolling interests	(313)	(301)	(591)	(669)
Comprehensive income (loss) attributable to Angi Inc. shareholders	$3,577	$(12,866)	$1,201	$(27,730)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2024
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive Income				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of March 31, 2024	$109	108,870	$422	422,019	$—	—	$1,454,684	$(232,650)	$442	$(183,983)	$1,039,024	$4,019	$1,043,043
Net earnings	—	—	—	—	—	—	—	3,760	—	—	3,760	328	4,088
Other comprehensive loss	—	—	—	—	—	—	—	—	(183)	—	(183)	(15)	(198)
Stock-based compensation expense	—	—	—	—	—	—	10,093	—	—	—	10,093	—	10,093
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2	2,145	—	—	—	—	(1,481)	—	—	—	(1,479)	—	(1,479)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(11,484)	(11,484)	—	(11,484)
Other	—		—	—	—	—	74	—	—	—	74	—	74
Balance as of June 30, 2024	$111	111,015	$422	422,019	$—	—	$1,463,370	$(228,890)	$259	$(195,467)	$1,039,805	$4,332	$1,044,137

Balance as of December 31, 2023	$107	106,848	$422	422,019	$—	—	$1,447,353	$(231,019)	$1,187	$(177,283)	$1,040,767	$3,741	$1,044,508
Net earnings	—	—	—	—	—	—	—	2,129	—	—	2,129	642	2,771
Other comprehensive loss	—	—	—	—	—	—	—	—	(928)	—	(928)	(51)	(979)
Stock-based compensation expense	—	—	—	—	—	—	21,112	—	—	—	21,112	—	21,112
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	4	4,167	—	—	—	—	(4,747)	—	—	—	(4,743)	—	(4,743)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(18,184)	(18,184)	—	(18,184)
Other	—	—	—	—	—	—	(348)	—	—	—	(348)	—	(348)
Balance as of June 30, 2024	$111	111,015	$422	422,019	$—	—	$1,463,370	$(228,890)	$259	$(195,467)	$1,039,805	$4,332	$1,044,137
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2023
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive (Loss) Income				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of March 31, 2023	$104	104,119	$422	422,019	$—	—	$1,416,748	$(205,404)	$(711)	$(166,184)	$1,044,975	$3,362	$1,048,337
Net (loss) earnings	—	—	—	—	—	—	—	(14,699)	—	—	(14,699)	220	(14,479)
Other comprehensive income	—	—	—	—	—	—	—	—	1,833	—	1,833	81	1,914
Stock-based compensation expense	—	—	—	—	—	—	11,268	—	—	—	11,268	—	11,268
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	1,154	—	—	—	—	(1,704)	—	—	—	(1,703)	—	(1,703)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(3,397)	(3,397)	—	(3,397)
Other	—	—	—	—	—	—	(32)	—	—	—	(32)	(24)	(56)
Balance as of June 30, 2023	$105	105,273	$422	422,019	$—	—	$1,426,280	$(220,103)	$1,122	$(169,581)	$1,038,245	$3,639	$1,041,884

Balance as of December 31, 2022	$103	102,811	$422	422,019	$—	—	$1,405,294	$(190,079)	$(1,172)	$(166,184)	$1,048,384	$2,994	$1,051,378
Net (loss) earnings	—	—	—	—	—	—	—	(30,024)	—	—	(30,024)	545	(29,479)
Other comprehensive income	—	—	—	—	—	—	—	—	2,294	—	2,294	124	2,418
Stock-based compensation expense	—	—	—	—	—	—	25,138	—	—	—	25,138	—	25,138
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2	2,462	—	—	—	—	(4,115)	—	—	—	(4,113)	—	(4,113)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(3,397)	(3,397)	—	(3,397)
Other	—	—	—	—	—	—	(37)	—	—	—	(37)	(24)	(61)
Balance as of June 30, 2023	$105	105,273	$422	422,019	$—	—	$1,426,280	$(220,103)	$1,122	$(169,581)	$1,038,245	$3,639	$1,041,884

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$2,771	$(29,479)
Less: Earnings from discontinued operations, net of tax	—	99
Net earnings (loss) attributable to continuing operations	2,771	(29,578)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities attributable to continuing operations:
Depreciation	48,173	47,194
Provision for credit losses	28,883	44,962
Stock-based compensation expense	18,069	23,009
Non-cash lease expense (including impairment of right-of-use assets)	12,083	6,392
Deferred income taxes	1,735	(2,347)
Amortization of intangibles	—	5,325
Other adjustments, net	1,064	(1,577)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(44,340)	(36,810)
Other assets	20,517	7,204
Accounts payable and other liabilities	2,461	20,236
Operating lease liabilities	(9,492)	(12,282)
Income taxes payable and receivable	1,574	2,262
Deferred revenue	1,490	3,041
Net cash provided by operating activities attributable to continuing operations	84,988	77,031

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(25,444)	(22,315)
Purchases of marketable debt securities	—	(12,362)
Proceeds from maturities of marketable debt securities	—	12,500
Proceeds from sales of fixed assets	6	11
Net cash used in investing activities attributable to continuing operations	(25,438)	(22,166)

Cash flows from financing activities attributable to continuing operations:
Purchases of treasury stock	(18,201)	(3,397)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(4,743)	(4,124)
Distribution to IAC pursuant to the tax sharing agreement	(198)	—
Other, net	—	(57)
Net cash used in financing activities attributable to continuing operations	(23,142)	(7,578)

Total cash provided by continuing operations	36,408	47,287
Net cash provided by operating activities attributable to discontinued operations	—	748
Net cash provided by investing activities attributable to discontinued operations	—	245
Total cash provided by discontinued operations	—	993
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(207)	543
Net increase in cash and cash equivalents and restricted cash	36,201	48,823
Cash and cash equivalents and restricted cash at beginning of period	364,301	322,136
Cash and cash equivalents and restricted cash at end of period	$400,502	$370,959
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 187,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended June 30, 2024. Additionally, consumers turned to at least one of our businesses to find a service professional for approximately 19 million projects during the twelve months ended June 30, 2024.
The Company has three operating segments: (i) Ads and Leads; (ii) Services; and (iii) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, and Handy.
Ads and Leads provides service professionals the capability to engage with potential customers, including quoting and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects. Services consumers can request household services directly through the Angi platform, and Angi fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. The matching, pre-priced booking services, and related tools and directories are provided to consumers free of charge.
As used herein, “Angi,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).
At June 30, 2024, IAC Inc. (“IAC”) owned 84.9% and 98.2% of the economic and voting interests, respectively, of the Company.
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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2023, the current and non-current deferred revenue balances were $49.9 million and $0.1 million, respectively, and during the six months ended June 30, 2024, the Company recognized $39.2 million of revenue that was included in the deferred revenue balance as of December 31, 2023. At December 31, 2022, the current and non-current deferred revenue balances were $50.1 million and $0.1 million, respectively, and during the six months ended June 30, 2023, the Company recognized $40.1 million of revenue that was included in the deferred revenue balance as of December 31, 2022.
The current and non-current deferred revenue balances at June 30, 2024 are $51.3 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.

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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the six months ended June 30, 2024.

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
ASU 2023-09— Income Taxes (Topic 740)— Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which establishes required categories and a quantitative threshold to the annual tabular rate reconciliation disclosure and disaggregated jurisdictional disclosures of income taxes paid. The guidance’s annual requirements are effective for the Company beginning with the December 31, 2025 reporting period. Early adoption is permitted and prospective disclosure should be applied. However, retrospective disclosure is permitted. The Company is currently assessing the pronouncement and its impact on its income tax disclosures, but it does not impact the Company’s results of operations, financial condition, or cash flows.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$243,433	$—	$—	$243,433
Treasury discount notes	—	74,486	—	74,486
Total	$243,433	$74,486	$—	$317,919

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$215,891	$—	$—	$215,891
Treasury discount notes	—	74,802	—	74,802
Total	$215,891	$74,802	$—	$290,693
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $429.2 million and $418.1 million at June 30, 2024 and December 31, 2023, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2024	December 31, 2023
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	3,561	3,953
Total long-term debt, net	$496,439	$496,047
ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of Angi Inc., issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices, plus accrued and unpaid interest thereon, if any, as set forth in the indenture governing the notes.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At June 30, 2024, there were no limitations pursuant thereto.
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the components of accumulated other comprehensive income, which exclusively consists of foreign currency translation adjustment for the three and six months ended June 30, 2024:

	Three Months Ended June 30,
	2024	2023
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Unrealized Gains on Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at April 1	$442	$(713)	$2	$(711)
Other comprehensive (loss) income	(183)	1,835	(2)	1,833
Balance at June 30	$259	$1,122	$—	$1,122

	Six Months Ended June 30,
	2024	2023
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Unrealized Gains on Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$1,187	$(1,172)	$—	$(1,172)
Other comprehensive (loss) income	(928)	2,294	—	2,294
Balance at June 30	$259	$1,122	$—	$1,122
At June 30, 2024 and 2023 there was no tax benefit or provision on the accumulated other comprehensive income.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenue:
Domestic
Ads and Leads	$257,312	$292,487	$506,897	$585,993
Services	24,595	29,867	45,046	61,926
Total Domestic	281,907	322,354	551,943	647,919
International	33,227	29,233	68,581	59,165
Total	$315,134	$351,587	$620,524	$707,084
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Domestic:
Ads and Leads:
Consumer connection revenue	$167,624	$209,013	$328,155	$421,948
Advertising revenue	78,309	70,047	155,446	137,228
Membership subscription revenue	11,261	13,231	23,039	26,430
Other revenue	118	196	257	387
Total Ads and Leads revenue	257,312	292,487	506,897	585,993
Services revenue	24,595	29,867	45,046	61,926
Total Domestic	281,907	322,354	551,943	647,919
International:
Consumer connection revenue	27,018	23,371	56,687	48,116
Service professional membership subscription revenue	5,947	5,753	11,329	10,811
Advertising and other revenue	262	109	565	238
Total International	33,227	29,233	68,581	59,165
Total revenue	$315,134	$351,587	$620,524	$707,084
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenue:
United States	$281,818	$322,354	$551,690	$647,919
All other countries	33,316	29,233	68,834	59,165
Total	$315,134	$351,587	$620,524	$707,084

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$116,051	$145,710
All other countries	8,218	9,788
Total	$124,269	$155,498

The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating income (loss):
Ads and Leads	$24,806	$4,791	$44,627	$18,271
Services	(4,488)	(5,175)	(11,989)	(17,627)
Corporate	(15,191)	(16,568)	(30,308)	(31,507)
International	4,060	1,571	9,573	4,601
Total	$9,187	$(15,381)	$11,903	$(26,262)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Adjusted EBITDA(a):
Ads and Leads	$48,977	$28,155	$90,198	$68,006
Services	1,975	1,700	1,985	(468)
Corporate	(13,904)	(13,109)	(25,825)	(25,463)
International	5,135	2,837	11,787	7,191
Total	$42,183	$19,583	$78,145	$49,266
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2024
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA(a)
	(In thousands)
Ads and Leads	$24,806	$5,996	$18,175	$48,977
Services	(4,488)	1,088	5,375	1,975
Corporate	(15,191)	1,287	—	(13,904)
International	4,060	301	774	5,135
Total	9,187	$8,672	$24,324	$42,183
Interest expense	(5,041)
Other income, net	4,570
Earnings before income taxes	8,716
Income tax provision	(4,628)
Net earnings	4,088
Net earnings attributable to noncontrolling interests	(328)
Net earnings attributable to Angi Inc. shareholders	$3,760

	Three Months Ended June 30, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(a)
	(In thousands)
Ads and Leads	$4,791	$5,307	$15,394	$2,663	$28,155
Services	(5,175)	1,192	5,683	—	1,700
Corporate	(16,568)	3,459	—	—	(13,109)
International	1,571	339	927	—	2,837
Total	(15,381)	$10,297	$22,004	$2,663	$19,583
Interest expense	(5,034)
Other income, net	5,184
Loss from continuing operations before income taxes	(15,231)
Income tax provision	(360)
Net loss from continuing operations	(15,591)
Earnings from discontinued operations, net of tax	1,112
Net loss	(14,479)
Net earnings attributable to noncontrolling interests	(220)
Net loss attributable to Angi Inc. shareholders	$(14,699)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2024
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA(a)
	(In thousands)
Ads and Leads	$44,627	$10,461	$35,110	$90,198
Services	(11,989)	2,469	11,505	1,985
Corporate	(30,308)	4,483	—	(25,825)
International	9,573	656	1,558	11,787
Total	11,903	$18,069	$48,173	$78,145
Interest expense	(10,079)
Other income, net	9,054
Earnings before income taxes	10,878
Income tax provision	(8,107)
Net earnings	2,771
Net earnings attributable to noncontrolling interests	(642)
Net earnings attributable to Angi Inc. shareholders	$2,129

	Six Months Ended June 30, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(a)
	(In thousands)
Ads and Leads	$18,271	$10,798	$33,612	$5,325	$68,006
Services	(17,627)	5,401	11,758	—	(468)
Corporate	(31,507)	6,044	—	—	(25,463)
International	4,601	766	1,824	—	7,191
Total	(26,262)	$23,009	$47,194	$5,325	$49,266
Interest expense	(10,063)
Other income, net	8,991
Loss from continuing operations before income taxes	(27,334)
Income tax provision	(2,244)
Net loss from continuing operations	(29,578)
Earnings from discontinued operations, net of tax	99
Net loss	(29,479)
Net earnings attributable to noncontrolling interests	(545)
Net loss attributable to Angi Inc. shareholders	$(30,024)
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $4.6 million and $8.1 million, respectively, which represents an effective income tax rate of 53% and 75%, respectively. For the three and six months ended June 30, 2024, the effective income tax rates are higher than the statutory rate of 21% due primarily to the impact of stock-based awards and unbenefited losses, partially offset by research credits. For the three and six months ended June 30, 2023, the Company recorded an income tax provision of $0.4 million and $2.2 million, respectively, despite a pre-tax loss due primarily to nondeductible stock-based compensation expense and foreign income taxed at different rates, partially offset by research credits.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest are not material and there are currently no accruals for penalties.
The Company’s income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Company is not currently under audit by the Internal Revenue Service. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2014. Income taxes payable include unrecognized tax benefits that are considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2024 and December 31, 2023, the Company has unrecognized tax benefits, including interest, of $8.8 million and $8.1 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at June 30, 2024 are subsequently recognized, the income tax provision would be reduced by $8.3 million. The comparable amount as of December 31, 2023 is $7.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.2 million by June 30, 2025 due to settlements; all of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At June 30, 2024, the Company has a U.S. gross deferred tax asset of $209.8 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $23.9 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
deferred tax asset of $185.9 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset that could expire relates to U.S. federal net operating loss (“NOL”) carryforwards of $99.7 million. The Company expects to generate sufficient future taxable income of at least $474.8 million prior to the expiration of these NOLs, the majority of which expire between 2033 and 2037, to fully realize this deferred tax asset.
NOTE 7—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss) from continuing operations	$4,088	$4,088	$(15,591)	$(15,591)
Net earnings attributable to noncontrolling interests of continuing operations	(328)	(328)	(220)	(220)
Net earnings (loss) from continuing operations attributable to Angi Inc. Class A and Class B Common Stock shareholders	$3,760	$3,760	$(15,811)	$(15,811)
Earnings from discontinued operations, net of tax	—	—	1,112	1,112
Net earnings (loss) from continuing operations attributable to Angi Inc. Class A and Class B Common Stock shareholders	$3,760	$3,760	$(14,699)	$(14,699)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	501,591	501,591	506,086	506,086
Dilutive securities (a) (b)	—	5,388	—	—
Denominator for earnings (loss) per share—weighted average shares	501,591	506,979	506,086	506,086

Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Earnings (loss) per share from continuing operations	$0.01	$0.01	$(0.03)	$(0.03)
Earnings per share from discontinued operations, net of tax	—	—	0.00	0.00
Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders	$0.01	$0.01	$(0.03)	$(0.03)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss) from continuing operations	$2,771	$2,771	$(29,578)	$(29,578)
Net earnings attributable to noncontrolling interests of continuing operations	(642)	(642)	(545)	(545)
Net earnings (loss) attributable to Angi Inc. Class A and Class B Common Stock shareholders	$2,129	$2,129	$(30,123)	$(30,123)
Earnings from discontinued operations, net of tax	—	—	99	99
Net earnings (loss) attributable to Angi Inc. Class A and Class B Common Stock shareholders	$2,129	$2,129	$(30,024)	$(30,024)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	502,109	502,109	505,563	505,563
Dilutive securities (a) (b)	—	5,791	—	—
Denominator for earnings (loss) per share—weighted average shares	502,109	507,900	505,563	505,563

Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Earnings (loss) per share from continuing operations	$0.00	$0.00	$(0.06)	$(0.06)
Earnings per share from discontinued operations, net of tax	—	—	0.00	0.00
Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders	$0.00	$0.00	$(0.06)	$(0.06)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three and six months ended June 30, 2024 and 2023, 16.2 million and 28.1 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)    Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three and six months ended June 30, 2024 and 2023, 3.1 million and 0.7 million underlying market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 8—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$384,895	$364,044	$370,579	$321,155
Restricted cash included in other current assets	15,358	—	—	107
Restricted cash included in other non-current assets	249	257	380	371
Restricted cash included in other non-current assets of discontinued operations	—	—	—	503
Total cash and cash equivalents, and restricted cash as shown on the statement of cash flows	$400,502	$364,301	$370,959	$322,136
Restricted cash included in “Other current assets” in the balance sheet at June 30, 2024 primarily consists of cash held in an account pledged pursuant to the future purchase of certain noncontrolling interests. Restricted cash included in “Other current assets” in the balance sheet at December 31, 2022 primarily consisted of cash reserved to fund insurance claims.
Restricted cash included in “Other non-current assets” in the balance sheets for all periods presented above primarily consisted of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2024 and 2023:

	2024	2023
	(In thousands)
Balance at January 1	$24,684	$38,846
Current period provision for credit losses	28,883	44,962
Write-offs charged against the allowance for credit loss	(38,463)	(51,427)
Recoveries collected	2,339	2,703
Other	(38)	(144)
Balance at June 30	$17,405	$34,940
Accumulated Amortization and Depreciation
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	June 30, 2024	December 31, 2023
	(In thousands)
Capitalized software, leasehold improvements, and equipment	$244,766	$215,357
Intangible assets	$89,119	$89,229
Other income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Interest income	$5,086	$4,152	$9,795	$7,571
Other	(516)	1,032	(741)	1,420
Other income, net	$4,570	$5,184	$9,054	$8,991

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—CONTINGENCIES
In the ordinary course of business, the Company is subject to various lawsuits and other contingent matters. The Company establishes accruals for specific legal and other matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal and other matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including unrecognized tax benefits and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 6—Income Taxes” for information related to unrecognized tax benefits.
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi, was CEO of Angi from October 10, 2022 through April 8, 2024. As a result, IAC allocated $0.3 million and $2.4 million for the three and six months ended June 30, 2024, respectively, and $2.3 million and $4.6 million, for the three and six months ended June 30, 2023, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to the Company that were initially paid for by IAC and billed by IAC to the Company.
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
The Company was charged by IAC $1.0 million and $2.2 million, for the three and six months ended June 30, 2024, respectively, and $1.5 million and $3.1 million for the three and six months ended June 30, 2023, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding payables pursuant to the services agreement at June 30, 2024 and December 31, 2023.
At June 30, 2024 and December 31, 2023, the Company had outstanding payables of $0.8 million and $2.1 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities” in the balance sheet. There were $2.3 million of payments to IAC pursuant to this agreement during the three and six months ended June 30, 2024. There were no payments to or refunds from IAC pursuant to this agreement during the three and six months ended June 30, 2023.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other Arrangements
Additionally, the Company subleases office space to IAC and charged rent pursuant to a lease agreement of $0.1 million for both the three and six months ended June 30, 2024 and $0.2 million and $0.6 million for the three and six months ended June 30, 2023, respectively. IAC subleases office space to the Company and charged rent pursuant to a lease agreement of $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively. At June 30, 2024 and December 31, 2023, there were no outstanding receivables due from or outstanding payables due to IAC pursuant to the sublease agreements.
The Company incurred advertising (refund) expense of $(0.1) million and $1.1 million for the three and six months ended June 30, 2024, respectively, and $1.8 million and $3.6 million for the three and six months ended June 30, 2023, respectively, related to advertising and audience targeted advertising purchased from another IAC owned business. At June 30, 2024 there were no related payables outstanding. At December 31, 2023, there were related outstanding payables of $2.2 million included in “Accrued expenses and other current liabilities” in the balance sheet.
NOTE 11—DISCONTINUED OPERATIONS
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, THR, and has reflected it as a discontinued operation in its financial statements. The financial information for prior periods has been recast to conform to this presentation.

The components of the loss from discontinued operations for the three and six months ended June 30, 2023, in the statement of operations consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
	(In thousands)
Revenue	24,482	$62,854
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	16,954	42,058
Selling and marketing expense	4,837	11,598
General and administrative expense	3,818	9,669
Depreciation	175	420
Total operating costs and expenses	25,784	63,745
Operating loss from discontinued operations	(1,302)	(891)
Interest income	4	8
Loss from discontinued operations before tax	(1,298)	(883)
Income tax benefit	2,410	982
Earnings from discontinued operations, net of tax	1,112	$99
During the period in which Angi owned THR, the Ads & Leads segment provided services totaling $1.0 million and $2.5 million to the Roofing segment for the three and six months ended June 30, 2023, respectively.
NOTE 12—SUBSEQUENT EVENTS
On August 2, 2024, the Angi Inc. board of directors approved a new stock repurchase authorization of 25 million shares.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 187,000 transacting service professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended June 30, 2024. Additionally, consumers turned to at least one of our businesses to find a service professional for approximately 19 million projects during the twelve months ended June 30, 2024.
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

Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to Angi Inc. shareholders to operating income (loss) to consolidated Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023.

Results of Operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
The following discussion should be read in conjunction with “Item 1. Consolidated Financial Statements.”
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$167,624	$209,013	$(41,389)	(20)%	$328,155	$421,948	$(93,793)	(22)%
Advertising revenue	78,309	70,047	8,262	12%	155,446	137,228	18,218	13%
Membership subscription revenue	11,261	13,231	(1,970)	(15)%	23,039	26,430	(3,391)	(13)%
Other revenue	118	196	(78)	(40)%	257	387	(130)	(34)%
Total Ads and Leads revenue	257,312	292,487	(35,175)	(12)%	506,897	585,993	(79,096)	(13)%
Services revenue	24,595	29,867	(5,272)	(18)%	45,046	61,926	(16,880)	(27)%
Total Domestic revenue	281,907	322,354	(40,447)	(13)%	551,943	647,919	(95,976)	(15)%
International revenue	33,227	29,233	3,994	14%	68,581	59,165	9,416	16%
Total revenue	$315,134	$351,587	$(36,453)	(10)%	$620,524	$707,084	$(86,560)	(12)%

Percentage of Total Revenue:
Domestic	89%	92%			89%	92%
International	11%	8%			11%	8%
Total revenue	100%	100%			100%	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	4,939	6,862	(1,923)	(28)%	9,065	12,866	(3,801)	(30)%
Monetized Transactions	6,749	7,805	(1,056)	(14)%	12,260	14,256	(1,996)	(14)%
Transacting SPs	187	207	(20)	(10)%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Ads and Leads revenue decreased $35.2 million, or 12%, due primarily to a decrease in consumer connection revenue of $41.4 million, or 20%, partially offset by an increase of $8.3 million, or 12%, in advertising revenue. The decrease in consumer connection revenue was driven by ongoing user-experience enhancements as well as lower sales and marketing spend, resulting in both lower Service Requests and lower acquisition of new service professionals. The increase in advertising revenue was primarily driven by continued growth in sales.
Services revenue decreased $5.3 million, or 18%, due primarily to lower Service Requests as a result of the efforts described in Ads and Leads above.
International revenue increased $4.0 million, or 14%, due primarily to a larger service professional network and higher revenue per service professional.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Ads and Leads revenue decreased $79.1 million, or 13%, due primarily to a decrease in consumer connection revenue of $93.8 million, or 22%, and a decrease in membership subscription revenue of $3.4 million, or 13%, due to declines in Monetized Transactions and service professionals in the Angi network, partially offset by an increase of $18.2 million, or 13%, in advertising revenue. The decrease in consumer connection revenue and the increase in advertising revenue were due primarily to the factors described above in the three-month discussion.

Services revenue decreased $16.9 million, or 27%, due primarily to the factors described above in the three-month discussion. In addition, the decrease in revenue reflects the residual impact from contracts entered into prior to January 1, 2023 and recognized as gross revenue in the first quarter of 2023. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions resulting in net revenue reporting.
International revenue increased $9.4 million, or 16%, due primarily to the factors described above in the three-month discussion.
Cost of revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$14,152	$14,708	$(556)	(4)%	$26,649	$31,645	$(4,996)	(16)%
As a percentage of revenue	4%	4%			4%	4%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Ads and Leads cost of revenue increased $0.7 million, or 8%, and is not materially different from the second quarter of 2023.
Services cost of revenue decreased $1.3 million, or 26%, and stayed consistent as a percentage of revenue, due primarily to a $0.9 million decrease in payments to third-party professional service providers and a $0.3 million decrease in credit card processing fees from lower revenue.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Ads and Leads cost of revenue increased $2.0 million, or 12%, and stayed consistent as a percentage of revenue, due primarily to higher hosting fees of $2.1 million and higher taxes of $1.8 million, partially offset by lower credit card processing fees of $1.8 million from lower revenue.
Services cost of revenue decreased $7.1 million, or 52%, and stayed consistent as a percentage of revenue, due primarily to a $6.2 million decrease in payments to third-party professional service providers primarily reflecting the residual impact from contracts entered into prior to January 1, 2023.
Gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Revenue	$315,134	$351,587	$(36,453)	(10)%	$620,524	$707,084	$(86,560)	(12)%
Cost of revenue (exclusive of depreciation shown separately below)	14,152	14,708	(556)	(4)%	26,649	31,645	(4,996)	(16)%
Gross profit	$300,982	$336,879	$(35,897)	(11)%	$593,875	$675,439	$(81,564)	(12)%

Gross margin	96%	96%		—%	96%	96%		—%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Angi gross profit decreased $35.9 million, or 11%, due primarily to the decrease in revenue described in the revenue discussion above.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Angi gross profit decreased $81.6 million, or 12%, due primarily to the decrease in revenue described in the revenue discussion above.
Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$158,323	$208,877	$(50,554)	(24)%	$315,374	$408,487	$(93,113)	(23)%
As a percentage of revenue	50%	59%			51%	58%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Ads and Leads selling and marketing expense decreased $48.4 million, or 26%, driven by decreases in advertising expense of $41.8 million due to improved efficiency and compensation expense of $3.5 million primarily due to a reduction in headcount.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Ads and Leads selling and marketing expense decreased $88.8 million, or 24%, driven by decreases in advertising expense of $73.7 million and compensation expense of $10.9 million due primarily to the factors described above in the three-month discussion.
Services selling and marketing expense decreased $5.4 million, or 23%, driven by decreases of $2.9 million in compensation expense and $1.5 million in third-party wages. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in third-party wages is primarily due to streamlined fulfillment operations.
International selling and marketing expense increased $1.9 million, or 10%, driven by an increase of $3.0 million in advertising expense, partially offset by a decrease in compensation expense of $1.2 million. The increase in advertising expense is primarily due to an increase in online advertising. The decrease in compensation expense is primarily driven by a reduction in headcount.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$84,369	$93,167	$(8,798)	(9)%	$169,890	$189,834	$(19,944)	(11)%
As a percentage of revenue	27%	26%			27%	27%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Ads and Leads general and administrative expense decreased $7.5 million, or 13%, due primarily to decreases of $6.8 million in the provision for credit losses, $1.6 million in third-party wages, $1.3 million in compensation expense, and $1.2 million in professional fees, partially offset by an increase of $4.4 million in lease expense. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in third-party wages is primarily due to reduced costs related to customer support services. The decrease in compensation expense is primarily driven by lower headcount. The decrease in professional fees is primarily due to a decrease in legal fees. The increase in lease expense is primarily due to impairment charges of $4.8 million of right-of-use assets ("ROU assets") related to the Company reducing its real estate footprint.

Services general and administrative expense decreased $1.9 million, or 18%, due primarily to decreases of $1.0 million in software license and maintenance expense and $1.0 million in compensation expense. The decrease in software license and maintenance expense is due primarily to reduced costs related to customer support services. The decrease in compensation expense is primarily driven by lower headcount.

International general and administrative expense increased $1.0 million, or 11%, due primarily to higher professional fees of $1.7 million and higher taxes of $1.1 million, partially offset by a lower provision for credit losses of $1.2 million and lower compensation expense of $0.4 million. The increase in professional fees is primarily due to an increase in consultancy fees. The decrease in the provision for credit losses is primarily due to improved collection rates, and the decrease in compensation expense is primarily driven by lower headcount.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Ads and Leads general and administrative expense decreased $15.0 million, or 13%, due primarily to decreases of $14.5 million in the provision for credit losses and $4.0 million in legal fees, partially offset by an increase of $6.3 million in lease expense. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in professional fees is primarily due to a reduction in legal settlements. The increase in lease expense is primarily due to impairment charges of $6.8 million of ROU assets related to the Company reducing its real estate footprint.
Services general and administrative expense decreased $6.2 million, or 27%, due primarily to decreases of $4.7 million in compensation expense, $0.9 million in professional fees, and $0.8 million in software license and maintenance expense. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in professional fees is primarily due to a decrease in legal fees. The decrease in software license and maintenance expense is due primarily to reduced costs related to customer support services.

International general and administrative expense increased $1.0 million, or 5%, due primarily to higher professional fees of $2.0 million and higher taxes of $1.1 million, partially offset by a lower provision for credit losses of $1.1 million and lower compensation expense of $0.4 million. The increase in professional fees, the decrease in the provision for credit losses, and the decrease in compensation expense are due primarily to the factors described above in the three-month discussion.

Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Product development expense	$24,779	$25,549	$(770)	(3)%	$48,535	$50,861	$(2,326)	(5)%
As a percentage of revenue	8%	7%			8%	7%
For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Product development expense decreased by $0.8 million, or 3%, and $2.3 million, or 5%, for the three and six months ended June 30, 2024, respectively, and is not materially different from the three and six months ended June 30, 2023.

Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Depreciation	$24,324	$22,004	$2,320	11%	$48,173	$47,194	$979	2%
As a percentage of revenue	8%	6%			8%	7%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Depreciation increased $2.3 million, or 11%, due primarily to impairment charges of $2.5 million related to certain leasehold improvements and furniture and fixtures, recognized in connection with the Company reducing its real estate footprint.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Depreciation increased $1.0 million, or 2%, due primarily to impairment charges of $3.9 million related to certain leasehold improvements and furniture and fixtures, recognized in connection with the Company reducing its real estate footprint, partially offset by a reduction in depreciation of capitalized software largely as a result of assets fully depreciating in current and previous periods.
Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Ads and Leads	$24,806	$4,791	$20,015	418%	$44,627	$18,271	$26,356	144%
Services	(4,488)	(5,175)	687	13%	(11,989)	(17,627)	5,638	32%
Corporate	(15,191)	(16,568)	1,377	8%	(30,308)	(31,507)	1,199	4%
Total Domestic	5,127	(16,952)	22,079	NM	2,330	(30,863)	33,193	NM
International	4,060	1,571	2,489	159%	9,573	4,601	4,972	108%
Total	$9,187	(15,381)	$24,568	NM	$11,903	$(26,262)	$38,165	NM

As a percentage of revenue	3%	(4)%			2%	(4)%
________________________
NM = Not meaningful

For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Operating income increased from operating losses for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, due primarily to the factors described above in the revenue, cost of revenue, sales and marketing, general and administrative, product development, and depreciation expense discussions, as well as a decrease in expense related to amortization of intangibles due primarily to certain intangible assets becoming fully amortized.

At June 30, 2024, there was $48.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.26 years.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Ads and Leads	$48,977	$28,155	$20,822	74%	$90,198	$68,006	$22,192	33%
Services	1,975	1,700	275	16%	1,985	(468)	2,453	NM
Corporate	(13,904)	(13,109)	(795)	(6)%	(25,825)	(25,463)	(362)	(1)%
Total Domestic	37,048	16,746	20,302	121%	66,358	42,075	24,283	58%
International	5,135	2,837	2,298	81%	11,787	7,191	4,596	64%
Total	$42,183	$19,583	$22,600	115%	$78,145	$49,266	$28,879	59%

As a percentage of revenue	13%	6%			13%	7%

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

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Ads and Leads Adjusted EBITDA increased $20.8 million, or 74%, to $49.0 million, and increased as a percentage of revenue, driven by lower selling and marketing expense due to improved marketing efficiency and lower general and administrative expense due to the decrease in the provision for credit losses and lower compensation costs, partially offset by lower gross profit due to a decrease in revenue, and an increase in lease expense.
International Adjusted EBITDA increased $2.3 million, or 81%, to $5.1 million, driven by an increase in revenue and continued operating expense leverage.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Ads and Leads Adjusted EBITDA increased $22.2 million, or 33%, to $90.2 million, and increased as a percentage of revenue, driven by lower selling and marketing expense due to improved marketing efficiency and lower general and administrative expense due to the decrease in the provision for credit losses and lower compensation costs, partially offset by lower gross profit due to a decrease in revenue, and an increase in lease expense.
Services Adjusted EBITDA increased $2.5 million, from a loss of $0.5 million to income of $2.0 million, and increased as a percentage of revenue, driven by higher gross profit due to exiting complex and less profitable offerings and lower compensation costs and other operating expenses.
International Adjusted EBITDA increased $4.6 million, or 64%, to $11.8 million, driven by the factors described above in the three-month discussion.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 3—Long-term Debt” to the financial statements included in “Item 1. Consolidated Financial Statements.”

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands)
Interest expense	$(5,041)	$(5,034)	$7	—%	$(10,079)	$(10,063)	$16	—%
Interest expense was flat compared to the three and six months ended June 30, 2023.

Other income, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands)
Other income, net	$4,570	$5,184	$(614)	(12)%	$9,054	$8,991	$63	1%
For the three months ended June 30, 2024 and 2023
Other income, net for the three months ended June 30, 2024 includes interest income of $5.1 million.
Other income, net for the three months ended June 30, 2023 includes interest income of $4.2 million and a foreign currency exchange gain of $1.0 million.
For the six months ended June 30, 2024 and 2023
Other income, net for the six months ended June 30, 2024 includes interest income of $9.8 million.

Other income, net for the six months ended June 30, 2023 includes interest income of $7.6 million and a foreign currency gain of $1.4 million.
Income tax provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Income tax provision	$(4,628)	$(360)	$(4,268)	(1,186)%	$(8,107)	$(2,244)	$(5,863)	(261)%
Effective income tax rate	53%	NM			75%	NM
For further details of income tax matters, see “Note 6—Income Taxes” to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
In 2024, the effective income tax rate is higher than the statutory rate of 21% due primarily to the impact of stock-based awards and unbenefited losses, partially offset by research credits.
In 2023, the Company recorded an income tax provision, despite a pre-tax loss, due primarily to nondeductible stock-based compensation expense and foreign income taxed at different rates, partially offset by research credits.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
In 2024, the effective income tax rate is higher than the statutory rate of 21% due primarily to the impact of stock-based awards and unbenefited losses, partially offset by research credits.
In 2023, the Company recorded an income tax provision, despite a pre-tax loss, due primarily to nondeductible stock-based compensation expense and foreign income taxed at different rates, partially offset by research credits.

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
The following table reconciles net earnings (loss) attributable to Angi Inc. shareholders to operating income (loss) to consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net earnings (loss) attributable to Angi Inc. shareholders	$3,760	$(14,699)	$2,129	$(30,024)
Add back:
Net earnings attributable to noncontrolling interests	328	220	642	545
Earnings from discontinued operations, net of tax	—	(1,112)	—	(99)
Income tax provision	4,628	360	8,107	2,244
Other income, net	(4,570)	(5,184)	(9,054)	(8,991)
Interest expense	5,041	5,034	10,079	10,063
Operating income (loss)	9,187	(15,381)	11,903	(26,262)
Add back:
Stock-based compensation expense	8,672	10,297	18,069	23,009
Depreciation	24,324	22,004	48,173	47,194
Amortization of intangibles	—	2,663	—	5,325
Adjusted EBITDA	$42,183	$19,583	$78,145	$49,266
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

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	June 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents:
United States	$380,577	$354,341
All other countries	4,318	9,703
Total cash and cash equivalents	$384,895	$364,044

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	3,561	3,953
Total long-term debt, net	$496,439	$496,047
At June 30, 2024, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 3—Long-term Debt” to the financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$84,988	$77,031
Investing activities attributable to continuing operations	$(25,438)	$(22,166)
Financing activities attributable to continuing operations	$(23,142)	$(7,578)
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
2024
Adjustments to net earnings attributable to continuing operations consist primarily of $48.2 million of depreciation, $28.9 million of provision for credit losses, $18.1 million of stock-based compensation expense, $12.1 million of non-cash lease expense (including impairment of right-of-use assets), and $1.7 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $44.3 million in accounts receivable and a decrease of $9.5 million in operating lease liabilities, partially offset by a decrease of $20.5 million in other assets and an increase of $2.5 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in other assets is due primarily to the receipt of an insurance claim from coverage for previously incurred legal fees and a decrease in prepaid hosting services. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising, partially offset by timing of payments.
Net cash used in investing activities attributable to continuing operations includes capital expenditures of $25.4 million primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities attributable to continuing operations includes $18.2 million for the repurchase of 8.1 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $2.24 per share and $4.7 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

2023
Adjustments to net loss attributable to continuing operations consist primarily of $47.2 million of depreciation, $45.0 million of provision for credit losses, $23.0 million of stock-based compensation expense, $6.4 million of non-cash lease expense, and $5.3 million of amortization of intangibles. The decrease from changes in working capital consists primarily of an increase of $36.8 million in accounts receivable and a decrease of $12.3 million in operating lease liabilities, partially offset by an increase of $20.2 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due, in part, to timing of payments.
Net cash used in investing activities attributable to continuing operations includes capital expenditures of $22.3 million primarily related to investments in capitalized software to support the Company’s products and services and purchases of marketable debt securities of $12.4 million, partially offset by proceeds from maturities of marketable debt securities of $12.5 million.
Net cash used in financing activities attributable to continuing operations includes $4.1 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled and $3.4 million for the repurchase of 1.1 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $3.22 per share.
Discontinued Operations
Net cash provided by discontinued operations of $1.0 million for the six months ended June 30, 2023 relates to the operations for THR. The Company does not expect cash flows from discontinued operations following the sale of THR.
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the six months ended June 30, 2024, the Company repurchased 8.2 million shares of its Class A common stock, on a trade date basis, at an average price of $2.23 per share, or $18.2 million in aggregate. During the fourth quarter of 2023, Angi Inc. announced its intent to utilize the remaining 14.0 million shares in its stock repurchase authorization. From July 1, 2024 through August 2, 2024 the Company repurchased an additional 1.9 million shares at an average price of $2.17 per share, or $4.0 million in aggregate. The Company had 0.6 million shares remaining in its previous share repurchase authorization as of August 2, 2024.
On August 2, 2024, the Angi Inc. board of directors approved a new stock repurchase authorization of 25 million shares.
The Company may purchase its shares pursuant to its authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors the Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
Contractual Obligations
At June 30, 2024, there have been no material changes outside the ordinary course of business to the Company's contractual obligations since the disclosures made for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K.
Capital Expenditures
The Company’s 2024 capital expenditures are expected to be higher than 2023 capital expenditures of $47.8 million by approximately 10% to 25%, due to an increase in the capitalization rate of software development projects.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.

At June 30, 2024, IAC held all Class B shares of Angi Inc., which represent 84.9% of the economic interest and 98.2% of the voting interest of the Company. As a result, IAC has the ability to control Angi’s financing activities, including the issuance of additional debt and equity securities by Angi or any of its subsidiaries, or the incurrence of other indebtedness generally. While Angi is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of Angi’s capital stock and its representation on the Angi board of directors.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2024, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
During the three months ended June 30, 2024, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
In September 2019, the court issued an order granting the plaintiffs’ renewed motion for leave to file a consolidated second amended complaint, naming as defendants, in addition to HomeAdvisor, the Company and IAC, CraftJack, Inc. (a wholly-owned subsidiary of the Company) and two unrelated entities. In October and December 2019, the four defendants affiliated with HomeAdvisor filed motions to dismiss certain claims in the amended complaint. In September 2020, the court issued an order granting in part and denying in part the defendants’ motions to dismiss. In May 2022, the plaintiffs filed a motion for class certification; the defendants opposed the motion. On January 10, 2024, the court entered an order largely denying plaintiffs’ motion for class certification. While the court certified certain classes seeking only injunctive relief based upon alleged misappropriation of SPs’ intellectual property, the court declined to certify any of the proposed classes challenging lead quality and seeking monetary relief. On July 18, 2024, the Tenth Circuit Court of Appeals denied the plaintiffs; leave to appeal the district court’s partial denial of class certification. On February 26, 2024, the parties filed cross-motions for summary judgement on the remaining class claim regarding misappropriation of SPs’ intellectual property, which remain pending.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended June 30, 2024.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the three months ended June 30, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2024	2,637,874	$2.20	2,637,874	5,131,112
May 2024	1,152,264	$2.27	1,152,264	3,978,848
June 2024	1,533,782	$2.00	1,533,782	2,445,066
Total	5,323,920	$2.16	5,323,920	2,445,066
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorization previously announced in March 2020.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of June 30, 2024 pursuant to the March 2020 share repurchase authorizations. The Company may repurchase shares pursuant to this share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

From July 1, 2024 through August 2, 2024, the Company repurchased an additional 1,861,862 shares at an average price of $2.17 per share. As of August 2, 2024, there were approximately 0.6 million shares remaining in the March 2020 share repurchase authorization.

On August 2, 2024 the Company’s board of directors approved a new stock repurchase authorization of 25 million shares.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
On June 3, 2024, Angela Hicks Bowman, a director and officer of the Company (Chief Customer Officer), adopted a Rule 10b5-1 trading plan that provides for the sale of up to 60,000 shares of the Company’s Class A common stock and all of the net shares of the Company’s Class A common stock acquired upon the exercise of up to 250,000 Company stock options (the “Plan”). Sales pursuant to the Plan are scheduled to occur (assuming the satisfaction of the applicable price and other conditions set forth in the Plan) during the period commencing on September 16, 2024 and ending on September 12, 2025, absent the earlier amendment or termination of the Plan in accordance with its terms. The Plan is intended to qualify for the affirmative defense of Rule 10b5-1.

No other director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) during the three months ended June 30, 2024.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2017.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc. (dated as of March 17, 2021)	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of June 13, 2024).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2024
3.5	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2023.
10.1	Amendment to Employment Agreement between Angi Inc. and Jeffrey W. Kip, dated as of April 5, 2024.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2024.
10.2	Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2024.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 7, 2024
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer

Signature	Title	Date

/s/ ANDREW RUSSAKOFF	Chief Financial Officer	August 7, 2024
Andrew Russakoff