Form 10-Q
period 2024-09-30
Angi Inc.
filed 2024-11-12
CIK 1705110

As filed with the Securities and Exchange Commission on November 12, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 8, 2024, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	75,249,787
Class B Common Stock	422,019,247
Class C Common Stock	—
Total outstanding Common Stock	497,269,034

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$395,230	$364,044
Accounts receivable, net	52,402	51,100
Other current assets	51,888	72,075
Total current assets	499,520	487,219

Capitalized software, leasehold improvements and equipment, net	85,599	109,527
Goodwill	888,079	886,047
Intangible assets, net	171,191	170,773
Deferred income taxes	172,031	148,183
Other non-current assets, net	39,587	54,466
TOTAL ASSETS	$1,856,007	$1,856,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$33,147	$29,467
Deferred revenue	50,195	49,859
Accrued expenses and other current liabilities	160,260	179,329
Total current liabilities	243,602	258,655

Long-term debt, net	496,639	496,047
Deferred income taxes	2,047	2,739
Other long-term liabilities	44,217	54,266

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 111,739 and 106,848 shares, respectively, and outstanding 75,710 and 82,208, respectively	112	107
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,462,474	1,447,353
Accumulated deficit	(193,729)	(231,019)
Accumulated other comprehensive income	3,278	1,187
Treasury stock, 36,029 and 24,640 shares, respectively	(203,055)	(177,283)
Total Angi Inc. shareholders’ equity	1,069,502	1,040,767
Noncontrolling interests	—	3,741
Total shareholders’ equity	1,069,502	1,044,508
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,856,007	$1,856,215
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenue	$296,719	$351,231	$917,243	$1,058,315
Cost of revenue (exclusive of depreciation shown separately below)	14,750	13,663	41,399	45,308
Gross profit	281,969	337,568	875,844	1,013,007
Operating costs and expenses:
Selling and marketing expense	155,443	200,105	470,817	608,592
General and administrative expense	76,827	98,702	246,717	288,536
Product development expense	24,314	21,497	72,849	72,358
Depreciation	17,568	22,493	65,741	69,687
Amortization of intangibles	—	2,633	—	7,958
Total operating costs and expenses	274,152	345,430	856,124	1,047,131
Operating income (loss)	7,817	(7,862)	19,720	(34,124)
Interest expense	(5,045)	(5,037)	(15,124)	(15,100)
Other income, net	5,979	3,890	15,033	12,881
Earnings (loss) from continuing operations before income taxes	8,751	(9,009)	19,629	(36,343)
Income tax benefit	26,612	6,057	18,505	3,813
Net earnings (loss) from continuing operations	35,363	(2,952)	38,134	(32,530)
Loss from discontinued operations, net of tax	—	(2,335)	—	(2,236)
Net earnings (loss)	35,363	(5,287)	38,134	(34,766)
Net earnings attributable to noncontrolling interests	(202)	(69)	(844)	(614)
Net earnings (loss) attributable to Angi Inc. shareholders	$35,161	$(5,356)	$37,290	$(35,380)

Per share information from continuing operations:
Basic earnings (loss) per share	$0.07	$(0.01)	$0.07	$(0.07)
Diluted earnings (loss) per share	$0.07	$(0.01)	$0.07	$(0.07)

Per share information attributable to Angi Inc. shareholders:
Basic earnings (loss) per share	$0.07	$(0.01)	$0.07	$(0.07)
Diluted earnings (loss) per share	$0.07	$(0.01)	$0.07	$(0.07)

Stock-based compensation expense by function:
Selling and marketing expense	$1,151	$1,797	$3,528	$4,530
General and administrative expense	7,309	6,771	20,309	21,938
Product development expense	1,564	2,013	4,256	7,122
Total stock-based compensation expense	$10,024	$10,581	$28,093	$33,590
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net earnings (loss)	$35,363	$(5,287)	$38,134	$(34,766)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3,208	(2,182)	2,229	236
Total other comprehensive income (loss)	3,208	(2,182)	2,229	236
Comprehensive income (loss)	38,571	(7,469)	40,363	(34,530)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(202)	(69)	(844)	(614)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(189)	123	(138)	(1)
Comprehensive (income) loss attributable to noncontrolling interests	(391)	54	(982)	(615)
Comprehensive income (loss) attributable to Angi Inc. shareholders	$38,180	$(7,415)	$39,381	$(35,145)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2024
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive Income				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of June 30, 2024	$111	111,015	$422	422,019	$—	—	$1,463,370	$(228,890)	$259	$(195,467)	$1,039,805	$4,332	$1,044,137
Net earnings	—	—	—	—	—	—	—	35,161	—	—	35,161	202	35,363
Other comprehensive income	—	—	—	—	—	—	—	—	3,019	—	3,019	189	3,208
Stock-based compensation expense	—	—	—	—	—	—	11,336	—	—	—	11,336	—	11,336
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	724	—	—	—	—	(910)	—	—	—	(909)	—	(909)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(7,588)	(7,588)	—	(7,588)
Purchase of noncontrolling interests	—	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Other	—		—	—	—	—	(26)	—	—	—	(26)	—	(26)
Balance as of September 30, 2024	$112	111,739	$422	422,019	$—	—	$1,462,474	$(193,729)	$3,278	$(203,055)	$1,069,502	$—	$1,069,502

Balance as of December 31, 2023	$107	106,848	$422	422,019	$—	—	$1,447,353	$(231,019)	$1,187	$(177,283)	$1,040,767	$3,741	$1,044,508
Net earnings	—	—	—	—	—	—	—	37,290	—	—	37,290	844	38,134
Other comprehensive income	—	—	—	—	—	—	—	—	2,091	—	2,091	138	2,229
Stock-based compensation expense	—	—	—	—	—	—	32,448	—	—	—	32,448	—	32,448
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	5	4,891	—	—	—	—	(5,657)	—	—	—	(5,652)	—	(5,652)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(25,772)	(25,772)	—	(25,772)
Purchase of noncontrolling interests	—	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Other	—	—	—	—	—	—	(374)	—	—	—	(374)	—	(374)
Balance as of September 30, 2024	$112	111,739	$422	422,019	$—	—	$1,462,474	$(193,729)	$3,278	$(203,055)	$1,069,502	$—	$1,069,502
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

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$38,134	$(34,766)
Loss from discontinued operations, net of tax	—	(2,236)
Net earnings (loss) attributable to continuing operations	38,134	(32,530)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities attributable to continuing operations:
Depreciation	65,741	69,687
Provision for credit losses	43,694	64,790
Stock-based compensation expense	28,093	33,590
Non-cash lease expense (including impairment of right-of-use assets)	13,813	9,136
Deferred income taxes	(24,595)	(12,128)
Amortization of intangibles	—	7,958
Other adjustments, net	373	(405)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(44,665)	(58,453)
Other assets	21,094	(7,671)
Accounts payable and other liabilities	(3,945)	18,754
Operating lease liabilities	(13,870)	(16,478)
Income taxes payable and receivable	(8,307)	4,862
Deferred revenue	344	4,129
Net cash provided by operating activities attributable to continuing operations	115,904	85,241

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(37,547)	(36,105)
Purchases of marketable debt securities	—	(12,362)
Proceeds from maturities of marketable debt securities	—	12,500
Proceeds from sales of fixed assets	6	11
Net cash used in investing activities attributable to continuing operations	(37,541)	(35,956)

Cash flows from financing activities attributable to continuing operations:
Purchases of treasury stock	(25,675)	(3,397)
Purchase of noncontrolling interests	(16,019)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(5,652)	(4,780)
Distribution to IAC pursuant to the tax sharing agreement	(198)	—
Other, net	—	(57)
Net cash used in financing activities attributable to continuing operations	(47,544)	(8,234)

Total cash provided by continuing operations	30,819	41,051
Net cash provided by operating activities attributable to discontinued operations	—	3,557
Net cash provided by investing activities attributable to discontinued operations	—	325
Total cash provided by discontinued operations	—	3,882
Effect of exchange rate changes on cash and cash equivalents and restricted cash	448	127
Net increase in cash and cash equivalents and restricted cash	31,267	45,060
Cash and cash equivalents and restricted cash at beginning of period	364,301	322,136
Cash and cash equivalents and restricted cash at end of period	$395,568	$367,196
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 178,000 transacting professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended September 30, 2024. Additionally, consumers turned to at least one of our businesses to find a professional for approximately 18 million projects during the twelve months ended September 30, 2024.
The Company has three operating segments: (i) Ads and Leads; (ii) Services; and (iii) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, and Handy.
Ads and Leads provides professionals the capability to engage with potential customers, including quoting and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated professionals nationwide for home repair, maintenance and improvement projects. Services consumers can request household services directly through the Angi platform, and such requests are fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Matching service, booking of pre-priced services, and related tools and directories are provided to consumers free of charge upon registration.
As used herein, “Angi,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).
At September 30, 2024, IAC Inc. (“IAC”) owned 85.3% and 98.3% of the economic and voting interests, respectively, of the Company.
Total Home Roofing, LLC Sale
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“THR,” which comprised its Roofing segment), and which is reflected as a discontinued operation in its financial statements. See “Note 11—Discontinued Operations” for additional details. Prior period financial information has been recast to conform to this presentation.
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
Noncontrolling Interest
On August 28, 2024, the Company purchased the remaining noncontrolling interests of a foreign subsidiary for a total purchase price of $16.0 million in cash. As a result of this transaction, the Company recorded a net decrease to additional paid in capital of $11.3 million, representing the difference between the cash consideration related to the purchase of the remaining

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

noncontrolling interest and the carrying value of the noncontrolling interest at the date of the transaction. All consolidated entities are now wholly-owned by the Company, and no noncontrolling interest remains as of September 30, 2024.
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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2023, the current and non-current deferred revenue balances were $49.9 million and $0.1 million, respectively, and during the nine months ended September 30, 2024, the Company recognized $43.1 million of revenue that was included in the deferred revenue balance as of December 31, 2023. At December 31, 2022, the current and non-current deferred revenue balances were $50.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2023, the Company recognized $47.0 million of revenue that was included in the deferred revenue balance as of December 31, 2022.
The current and non-current deferred revenue balances at September 30, 2024 are $50.2 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.

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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the nine months ended September 30, 2024.
Recent Accounting Pronouncements Not Yet Adopted by the Company
Accounting Standards Update (“ASU”) No. 2023-07— Segment Reporting (Topic 280)— Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, which is intended to provide users of financial statements with more decision-useful information about reportable segments of a public business entity, primarily through enhanced disclosures of significant segment expenses. This ASU requires annual and interim disclosures of significant expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss and an amount and description of its composition of other segment items. The provisions of this ASU also require entities to include all annual disclosures required by Topic 280 in the interim periods and permits entities to include multiple measures of a segment's profit or loss if such measures are used by the CODM to assess segment performance and determine allocation of resources, provided that at least one of those measures is determined in a way that is consistent with the measurement principles under GAAP. The amendments in ASU No. 2023-07 apply retrospectively and are effective for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024. Early adoption is permitted. The Company, as required, will adopt ASU No. 2023-07 in its financial statements for the year ending December 31, 2024. ASU No. 2023-07 will not impact the Company’s results of operations, financial condition, or cash flows. The Company is assessing the form and content of the disclosure of its significant segment expenses as required by ASU No. 2023-07.
ASU No. 2023-09— Income Taxes (Topic 740)— Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which establishes required categories and a quantitative threshold to the annual tabular rate reconciliation disclosure and disaggregated jurisdictional disclosures of income taxes paid. The guidance’s annual requirements are effective for the Company beginning with the December 31, 2025 reporting period. Early adoption is permitted and prospective disclosure should be applied. However, retrospective disclosure is permitted. The Company is currently assessing ASU No. 2023-09 and its impact on its income tax disclosures; ASU No. 2023-09 does not impact the Company’s results of operations, financial condition, or cash flows. The Company does not plan to early adopt ASU No. 2023-09.
ASU No. 2024-03— Income Statement-Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40)— Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, which is intended to provide users of financial statements with more decision-useful information about expenses of a public business entity, primarily through enhanced disclosures of certain components of expenses commonly presented within captions on the statement of operations, such as purchases of inventory, employee compensation, depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU No. 2024-03 also requires disclosure of the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently assessing ASU No. 2024-03 and its impact on its disclosures; ASU No. 2024-03 does not impact the Company's results of operations, financial condition or cash flows.
NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$302,660	$—	$—	$302,660
Treasury bills	—	24,993	—	24,993
Total	$302,660	$24,993	$—	$327,653

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$215,891	$—	$—	$215,891
Treasury bills	—	74,802	—	74,802
Total	$215,891	$74,802	$—	$290,693
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $458.7 million and $418.1 million at September 30, 2024 and December 31, 2023, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2024	December 31, 2023
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	3,361	3,953
Total long-term debt, net	$496,639	$496,047
ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of Angi Inc., issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices, plus accrued and unpaid interest thereon, if any, as set forth in the indenture governing the notes.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At September 30, 2024 and December 31, 2023, there were no limitations pursuant thereto.
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss), which exclusively consists of foreign currency translation adjustment for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,
	2024	2023
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at July 1	$259	$1,122
Other comprehensive income (loss)	3,019	(2,059)
Balance at September 30	$3,278	$(937)

	Nine Months Ended September 30,
	2024	2023
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at January 1	$1,187	$(1,172)
Other comprehensive income	2,091	235
Balance at September 30	$3,278	$(937)
At September 30, 2024 and 2023 there was no tax benefit or provision on the accumulated other comprehensive income.
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
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenue:
Domestic
Ads and Leads	$241,231	$291,993	$748,128	$877,986
Services	23,702	29,964	68,748	91,890
Total Domestic	264,933	321,957	816,876	969,876
International	31,786	29,274	100,367	88,439
Total	$296,719	$351,231	$917,243	$1,058,315

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Domestic:
Ads and Leads:
Consumer connection revenue	$151,893	$203,579	$480,048	$625,527
Advertising revenue	78,782	75,074	234,228	212,302
Membership subscription revenue	10,452	13,167	33,491	39,597
Other revenue	104	173	361	560
Total Ads and Leads revenue	241,231	291,993	748,128	877,986
Services revenue	23,702	29,964	68,748	91,890
Total Domestic	264,933	321,957	816,876	969,876
International:
Consumer connection revenue	26,024	23,144	82,711	71,260
Membership subscription revenue	5,562	6,023	16,891	16,834
Advertising and other revenue	200	107	765	345
Total International	31,786	29,274	100,367	88,439
Total revenue	$296,719	$351,231	$917,243	$1,058,315
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenue:
United States	$264,931	$321,957	$816,621	$969,876
All other countries	31,788	29,274	100,622	88,439
Total	$296,719	$351,231	$917,243	$1,058,315

	September 30, 2024	December 31, 2023
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$111,532	$145,710
All other countries	7,484	9,788
Total	$119,016	$155,498

The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Operating income (loss):
Ads and Leads	$21,107	$8,115	$65,734	$26,386
Services	(324)	(3,887)	(12,313)	(21,514)
Corporate	(15,714)	(14,854)	(46,022)	(46,361)
International	2,748	2,764	12,321	7,365
Total	$7,817	$(7,862)	$19,720	$(34,124)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Adjusted EBITDA(a):
Ads and Leads	$42,248	$32,198	$132,446	$100,204
Services	3,883	3,534	5,868	3,066
Corporate	(14,388)	(11,933)	(40,213)	(37,396)
International	3,666	4,046	15,453	11,237
Total	$35,409	$27,845	$113,554	$77,111
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
We consider operating income (loss) to be the financial measure calculated and presented in accordance with GAAP that is most directly comparable to our segment reporting performance measure, Adjusted EBITDA. The following tables reconcile operating income (loss) for the Company’s reportable segments and net earnings (loss) attributable to Angi Inc. shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2024
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA(a)
	(In thousands)
Ads and Leads	$21,107	$7,823	$13,318	$42,248
Services	(324)	730	3,477	3,883
Corporate	(15,714)	1,326	—	(14,388)
International	2,748	145	773	3,666
Total	7,817	$10,024	$17,568	$35,409
Interest expense	(5,045)
Other income, net	5,979
Earnings before income taxes	8,751
Income tax benefit	26,612
Net earnings	35,363
Net earnings attributable to noncontrolling interests	(202)
Net earnings attributable to Angi Inc. shareholders	$35,161

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(a)
	(In thousands)
Ads and Leads	$8,115	$6,082	$15,368	$2,633	$32,198
Services	(3,887)	1,096	6,325	—	3,534
Corporate	(14,854)	2,921	—	—	(11,933)
International	2,764	482	800	—	4,046
Total	(7,862)	$10,581	$22,493	$2,633	$27,845
Interest expense	(5,037)
Other income, net	3,890
Loss from continuing operations before income taxes	(9,009)
Income tax benefit	6,057
Net loss from continuing operations	(2,952)
Loss from discontinued operations, net of tax	(2,335)
Net loss	(5,287)
Net earnings attributable to noncontrolling interests	(69)
Net loss attributable to Angi Inc. shareholders	$(5,356)

	Nine Months Ended September 30, 2024
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA(a)
	(In thousands)
Ads and Leads	$65,734	$18,284	$48,428	$132,446
Services	(12,313)	3,199	14,982	5,868
Corporate	(46,022)	5,809	—	(40,213)
International	12,321	801	2,331	15,453
Total	19,720	$28,093	$65,741	$113,554
Interest expense	(15,124)
Other income, net	15,033
Earnings before income taxes	19,629
Income tax benefit	18,505
Net earnings	38,134
Net earnings attributable to noncontrolling interests	(844)
Net earnings attributable to Angi Inc. shareholders	$37,290

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(a)
	(In thousands)
Ads and Leads	$26,386	$16,880	$48,980	$7,958	$100,204
Services	(21,514)	6,497	18,083	—	3,066
Corporate	(46,361)	8,965	—	—	(37,396)
International	7,365	1,248	2,624	—	11,237
Total	(34,124)	$33,590	$69,687	$7,958	$77,111
Interest expense	(15,100)
Other income, net	12,881
Loss from continuing operations before income taxes	(36,343)
Income tax benefit	3,813
Net loss from continuing operations	(32,530)
Loss from discontinued operations, net of tax	(2,236)
Net loss	(34,766)
Net earnings attributable to noncontrolling interests	(614)
Net loss attributable to Angi Inc. shareholders	$(35,380)
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
For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of $26.6 million and $18.5 million, respectively. Following the purchase of the remaining noncontrolling interests of a foreign subsidiary, we

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
reorganized related business operations, which resulted in the release of a valuation allowance for foreign net operating losses in the amount of $31.1 million as a discrete item in the third quarter because we are now forecasting the utilization of these net operating losses within the foreseeable future.

For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit, despite pre-tax income, due primarily to the valuation allowance release mentioned above and research credits, partially offset by tax shortfalls generated by the vesting of stock-based awards. For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $6.1 million and $3.8 million, respectively, which represents an effective income tax rate of 67% and 10%, respectively. For the three months ended September 30, 2023, the effective income tax rate is higher than the statutory rate of 21% due primarily to benefits related to a change in the annual expected effective income tax rate, and a reconciliation of income tax provision accruals to tax returns and research credits, partially offset by tax shortfalls generated by the vesting of stock-based awards. For the nine months ended September 30, 2023, the effective income tax rate is lower than the statutory rate of 21% due primarily to the impact of stock-based awards, partially offset by research credits.
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
At September 30, 2024 and December 31, 2023, the Company has unrecognized tax benefits, including interest, of $9.2 million and $8.1 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at September 30, 2024 are subsequently recognized, the income tax provision would be reduced by $8.7 million. The comparable amount as of December 31, 2023 is $7.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.2 million by September 30, 2025 due to settlements; all of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At September 30, 2024, the Company has a U.S. gross deferred tax asset of $202.6 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $22.6 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $180.0 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset that could expire relates to U.S. federal net operating loss (“NOL”) carryforwards of $97.7 million. The Company expects to generate sufficient future taxable income of at least $465.1 million prior to the expiration of these NOLs, the majority of which expire between 2033 and 2037, to fully realize this deferred tax asset.
NOTE 7—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss) from continuing operations	$35,363	$35,363	$(2,952)	$(2,952)
Net earnings attributable to noncontrolling interests of continuing operations	(202)	(202)	(69)	(69)
Net earnings (loss) from continuing operations attributable to Angi Inc. Class A and Class B Common Stock shareholders	$35,161	$35,161	$(3,021)	$(3,021)
Loss from discontinued operations, net of tax	—	—	(2,335)	(2,335)
Net earnings (loss) from continuing operations attributable to Angi Inc. Class A and Class B Common Stock shareholders	$35,161	$35,161	$(5,356)	$(5,356)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	498,477	498,477	506,332	506,332
Dilutive securities (a) (b)	—	6,837	—	—
Denominator for earnings (loss) per share—weighted average shares	498,477	505,314	506,332	506,332

Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Earnings (loss) per share from continuing operations	$0.07	$0.07	$(0.01)	$(0.01)
Loss per share from discontinued operations, net of tax	—	—	(0.00)	(0.00)
Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders	$0.07	$0.07	$(0.01)	$(0.01)

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss) from continuing operations	$38,134	$38,134	$(32,530)	$(32,530)
Net earnings attributable to noncontrolling interests of continuing operations	(844)	(844)	(614)	(614)
Net earnings (loss) attributable to Angi Inc. Class A and Class B Common Stock shareholders	$37,290	$37,290	$(33,144)	$(33,144)
Loss from discontinued operations, net of tax	—	—	(2,236)	(2,236)
Net earnings (loss) attributable to Angi Inc. Class A and Class B Common Stock shareholders	$37,290	$37,290	$(35,380)	$(35,380)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	500,889	500,889	505,822	505,822
Dilutive securities (a) (b)	—	6,139	—	—
Denominator for earnings (loss) per share—weighted average shares	500,889	507,028	505,822	505,822

Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Earnings (loss) per share from continuing operations	$0.07	$0.07	$(0.07)	$(0.07)
Loss per share from discontinued operations, net of tax	—	—	(0.00)	(0.00)
Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders	$0.07	$0.07	$(0.07)	$(0.07)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three and nine months ended September 30, 2024 and 2023, 12.5 million and 27.4 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)    Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three and nine months ended September 30, 2024 and 2023, 3.1 million and 0.6 million underlying market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 8—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$395,230	$364,044	$366,825	$321,155
Restricted cash included in other current assets	80	—	—	107
Restricted cash included in other non-current assets	258	257	371	371
Restricted cash included in other non-current assets of discontinued operations	—	—	—	503
Total cash and cash equivalents, and restricted cash as shown on the statement of cash flows	$395,568	$364,301	$367,196	$322,136
Restricted cash included in “Other current assets” in the balance sheet at September 30, 2024 consists of residual cash held related to to the purchase of the remaining noncontrolling interests of a foreign subsidiary in the third quarter of 2024. See “Note 1—The Company and Summary of Significant Accounting Policies” for additional information. Restricted cash included in “Other current assets” in the balance sheet at December 31, 2022 primarily consisted of cash reserved to fund insurance claims.
Restricted cash included in “Other non-current assets” in the balance sheets for all periods presented above except September 30, 2023 primarily consisted of deposits related to leases.
Restricted cash included in “Other non-current assets” in the balance sheet at September 30, 2023 primarily consisted of cash reserved to fund consumer claims.
Credit Losses
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2024 and 2023:

	2024	2023
	(In thousands)
Balance at January 1	$24,684	$38,846
Current period provision for credit losses	43,694	64,790
Write-offs charged against the allowance for credit loss	(52,767)	(75,640)
Recoveries collected	3,544	3,986
Other	41	11
Balance at September 30	$19,196	$31,993
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	September 30, 2024	December 31, 2023
	(In thousands)
Capitalized software, leasehold improvements, and equipment	$253,408	$215,357
Intangible assets	$89,559	$89,229

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Interest income	$5,094	$4,870	$14,889	$12,441
Other	885	(980)	144	440
Other income, net	$5,979	$3,890	$15,033	$12,881
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
NOTE 10—RELATED PARTY TRANSACTIONS WITH IAC
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi, was CEO of Angi from October 10, 2022 through April 8, 2024. As a result, IAC allocated $2.4 million for the nine months ended September 30, 2024 and $2.6 million and $7.2 million, for the three and nine months ended September 30, 2023, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to the Company that were initially paid for by IAC and billed by IAC to the Company.
On April 8, 2024, Jeffrey W. Kip, President of Angi Inc., was appointed to succeed Joseph Levin as CEO of Angi Inc. Mr. Levin remains Chairman of the Angi Inc. board of directors.
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
The Company was charged by IAC $0.8 million and $3.0 million, for the three and nine months ended September 30, 2024, respectively, and $1.8 million and $4.8 million for the three and nine months ended September 30, 2023, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding payables pursuant to the services agreement at September 30, 2024 and December 31, 2023.
At September 30, 2024 and December 31, 2023, the Company had outstanding payables of $1.3 million and $2.1 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities” in the balance sheet. There were $2.3 million of payments to IAC pursuant to this agreement during the nine months ended September 30, 2024. There were no payments to or refunds from IAC pursuant to this agreement during the three and nine months ended September 30, 2023.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other Arrangements
Additionally, the Company subleases office space to IAC and pursuant to a lease agreement charged rent of $0.1 million for both the three and nine months ended September 30, 2024 and less than $0.1 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. IAC subleases office space to the Company and pursuant to a lease agreement charged rent of $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. At September 30, 2024 and December 31, 2023, there were no outstanding receivables due from or outstanding payables due to IAC pursuant to the sublease agreements.
The Company incurred advertising expense of $1.1 million for the nine months ended September 30, 2024 and $1.5 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, related to advertising and audience targeted advertising purchased from another IAC owned business. At September 30, 2024, there were no related payables outstanding. At December 31, 2023, there were related outstanding payables of $2.2 million included in “Accrued expenses and other current liabilities” in the balance sheet.
NOTE 11—DISCONTINUED OPERATIONS
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, THR, and has reflected it as a discontinued operation in its financial statements. The financial information for prior periods has been recast to conform to this presentation.

The components of the loss from discontinued operations for the three and nine months ended September 30, 2023, in the statement of operations consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
	(In thousands)
Revenue	$21,400	$84,254
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	15,074	57,132
Selling and marketing expense	4,695	16,293
General and administrative expense	3,774	13,443
Depreciation	103	523
Total operating costs and expenses	23,646	87,391
Operating loss from discontinued operations	(2,246)	(3,137)
Interest income	1	9
Loss from discontinued operations before tax	(2,245)	(3,128)
Income tax (provision) benefit	(90)	892
Loss from discontinued operations, net of tax	$(2,335)	$(2,236)
During the period in which Angi owned THR, the Ads & Leads segment provided services to the Roofing segment totaling $0.8 million and $3.3 million for the three and nine months ended September 30, 2023, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 178,000 Transacting Professionals (as defined below) during the three months ended September 30, 2024. Additionally, consumers turned to at least one of our businesses to find a professional for approximately 18 million projects during the twelve months ended September 30, 2024.
The Company has three operating segments: (i) Ads and Leads; (ii) Services; and (iii) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, and Handy.
Ads and Leads provides professionals the capability to engage with potential customers, including quoting and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated professionals nationwide for home repair, maintenance and improvement projects. Services consumers can request household services directly through the Angi platform, and such requests are fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Matching service, the booking of pre-priced services, and related tools and directories are provided to consumers free of charge upon registration.
For a more detailed description of the Company’s operating businesses, see “Description of Our Businesses” included in “Item 1—Business” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Total Home Roofing, LLC Sale
On November 1, 2023, Angi completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“THR,” which comprised its Roofing segment), which is reflected as a discontinued operation in its financial statements. Prior period financial information has been recast to conform to this presentation. For additional details, see “Note 11—Discontinued Operations” to the consolidated financial statements included in “Item 1—Consolidated Financial Statements.”
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
•Ads and Leads Revenue primarily comprises domestic revenue from consumer connection revenue for consumer matches, revenue from professionals under contract for advertising and membership subscription revenue from professionals and consumers.
•Services Revenue primarily comprises domestic revenue from pre-priced offerings by which the consumer requests services through a Company platform and the Company connects them with a professional to perform the service.
•International Revenue primarily comprises revenue generated within the International segment (consisting of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from professionals and consumers.
•Corporate primarily comprises costs for corporate initiatives, shared costs (such as executive and public company costs) and other expenses not allocated to the operating segments.
•Service Requests are (i) fully completed and submitted domestic service requests for connections with Ads and Leads professionals, (ii) contacts to Ads and Leads professionals generated via the professional directory from unique users in unique categories (such that multiple contacts from the same user in the same category in the same day are counted as one Service Request) and (iii) requests to book Services jobs in the period.
•Monetized Transactions are (i) Service Requests that are matched to a paying Ads and Leads professional in the period and (ii) completed and in-process Services jobs in the period; a single Service Request can result in multiple monetized transactions.

•Transacting Professionals (“Transacting Pros” formerly known as Transacting Service Professionals or “Transacting SPs”) are the number of (i) Ads and Leads professionals that paid for consumer matches or advertising and (ii) Services professionals that performed a Services job, during the most recent quarter.
•ANGI Group Senior Notes - On August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Components of Results of Operations
Cost of Revenue and Gross Profit
Cost of revenue, which excludes depreciation, consists primarily of (i) credit card processing fees, (ii) hosting fees, and (iii) payments made to independent third-party professionals who perform work.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue.
Operating Costs and Expenses:
•Selling and marketing expense - consists primarily of (i) advertising expenditures, which include marketing fees to promote the brand to consumers and professionals with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, and (b) offline marketing, which is primarily television and radio advertising, (ii) compensation expense (including stock-based compensation expense) and other employee-related costs for our sales and marketing personnel, (iii) service guarantee expense, (iv) software license and maintenance costs, and (v) outsourced personnel costs.
•General and administrative expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, (ii) provision for credit losses, (iii) software license and maintenance costs, (iv) outsourced personnel costs for personnel engaged in assisting in customer service functions, (v) fees for professional services, and (vi) rent expense and facilities costs (including impairments of right-of-use assets). Our customer service function includes personnel who provide support to our professionals and consumers.
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

Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to Angi shareholders to operating income (loss) to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023.

Results of Operations for the Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.”
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$151,893	$203,579	$(51,686)	(25)%	$480,048	$625,527	$(145,479)	(23)%
Advertising revenue	78,782	75,074	3,708	5%	234,228	212,302	21,926	10%
Membership subscription revenue	10,452	13,167	(2,715)	(21)%	33,491	39,597	(6,106)	(15)%
Other revenue	104	173	(69)	(40)%	361	560	(199)	(36)%
Total Ads and Leads revenue	241,231	291,993	(50,762)	(17)%	748,128	877,986	(129,858)	(15)%
Services revenue	23,702	29,964	(6,262)	(21)%	68,748	91,890	(23,142)	(25)%
Total Domestic revenue	264,933	321,957	(57,024)	(18)%	816,876	969,876	(153,000)	(16)%
International revenue	31,786	29,274	2,512	9%	100,367	88,439	11,928	13%
Total revenue	$296,719	$351,231	$(54,512)	(16)%	$917,243	$1,058,315	$(141,072)	(13)%

Percentage of Total Revenue:
Domestic	89%	92%			89%	92%
International	11%	8%			11%	8%
Total revenue	100%	100%			100%	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	4,490	6,065	(1,575)	(26)%	13,554	18,931	(5,377)	(28)%
Monetized Transactions	6,867	7,355	(488)	(7)%	19,126	21,611	(2,485)	(11)%
Transacting Pros	178	202	(24)	(12)%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Ads and Leads revenue decreased $50.8 million, or 17%, due primarily to a decrease in consumer connection revenue of $51.7 million, or 25%, and a decrease in membership subscription revenue of $2.7 million, or 21%, partially offset by an increase of $3.7 million, or 5%, in advertising revenue. The decrease in consumer connection revenue was driven by ongoing user-experience enhancements as well as lower sales and marketing spend, resulting in both lower Service Requests and lower acquisition of new professionals. The decrease in membership subscription revenue was primarily due to a decrease in professionals in the Angi network. The increase in advertising revenue was primarily due to an increase in advertising sold through our sales force.
Services revenue decreased $6.3 million, or 21%, due primarily to a lower amount of Service Requests as a result of certain efforts described in Ads and Leads above.
International revenue increased $2.5 million, or 9%, due primarily to a larger professional network and higher revenue per professional.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Ads and Leads revenue decreased $129.9 million, or 15%, due primarily to a decrease in consumer connection revenue of $145.5 million, or 23%, and a decrease in membership subscription revenue of $6.1 million, or 15%, partially offset by an increase of $21.9 million, or 10%, in advertising revenue. The decreases in consumer connection revenue and membership subscription revenue and the increase in advertising revenue were due primarily to the factors described above in the three-month discussion.

Services revenue decreased $23.1 million, or 25%, due primarily to the factors described above in the three-month discussion. In addition, the decrease in revenue reflects the residual impact from contracts entered into prior to January 1, 2023 and recognized as gross revenue in the first quarter of 2023. Effective January 1, 2023, Angi modified the Services terms and conditions resulting in net revenue reporting.
International revenue increased $11.9 million, or 13%, due primarily to the factors described above in the three-month discussion.
Cost of revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$14,750	$13,663	$1,087	8%	$41,399	$45,308	$(3,909)	(9)%
As a percentage of revenue	5%	4%			5%	4%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Ads and Leads cost of revenue increased $1.9 million, or 22%, and increased as a percentage of revenue, due primarily to higher hosting fees of $2.1 million and higher non-income taxes of $0.6 million, partially offset by lower credit card processing fees of $0.6 million attributable to lower revenue.
Services cost of revenue decreased $1.1 million, or 24%, and decreased as a percentage of revenue, due primarily to a $0.9 million decrease in payments to third-party professionals and a $0.3 million decrease in credit card processing fees attributable to lower revenue.
International cost of revenue increased $0.3 million or 36%, and stayed consistent as a percentage of revenue, due primarily to a $0.2 million increase in credit card processing fees attributable to higher revenue.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Ads and Leads cost of revenue increased $3.9 million, or 16%, and increased as a percentage of revenue, due primarily to higher hosting fees of $4.2 million and higher non-income taxes of $2.3 million, partially offset by lower credit card processing fees of $2.4 million attributable to lower revenue.
Services cost of revenue decreased $8.2 million, or 45%, and decreased as a percentage of revenue, due primarily to a $7.1 million decrease in payments to third-party professionals primarily reflecting the residual impact from contracts entered into prior to January 1, 2023 and recognized as gross revenue in the first quarter of 2023, and lower revenue and a $0.9 million decrease in credit card processing fees attributable to lower revenue.
International cost of revenue increased $0.4 million, or 18%, and stayed consistent as a percentage of revenue, due primarily to a $0.5 million increase in credit card processing fees attributable to higher revenue.
Gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Revenue	$296,719	$351,231	$(54,512)	(16)%	$917,243	$1,058,315	$(141,072)	(13)%
Cost of revenue (exclusive of depreciation shown separately below)	14,750	13,663	1,087	8%	41,399	45,308	(3,909)	(9)%
Gross profit	$281,969	$337,568	$(55,599)	(16)%	$875,844	$1,013,007	$(137,163)	(14)%

Gross margin	95%	96%		(1)%	95%	96%		(1)%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Angi gross profit decreased $55.6 million, or 16%, due primarily to the decrease in revenue described in the revenue discussion above.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Angi gross profit decreased $137.2 million, or 14%, due primarily to the decrease in revenue described in the revenue discussion above.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$155,443	$200,105	$(44,662)	(22)%	$470,817	$608,592	$(137,775)	(23)%
As a percentage of revenue	52%	57%			51%	58%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Ads and Leads selling and marketing expense decreased $46.4 million, or 25%, driven by decreases in advertising expense of $40.1 million and compensation expense of $6.9 million. The decrease in advertising expense was due primarily to improved marketing efficiencies, including optimizations to matching and online bidding that resulted in increased Monetized Transactions per Service Request, as well as a decrease in offline media spend. The decrease in compensation expense was due primarily to a reduction in headcount.
International selling and marketing expense increased $1.7 million, or 19%, driven by an increase in compensation expense of $1.5 million primarily due to an increase in commissions as a result of certain commissions no longer qualifying for capitalization.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Ads and Leads selling and marketing expense decreased $135.2 million, or 25%, driven by decreases in advertising expense of $113.8 million and compensation expense of $17.8 million due primarily to the factors described above in the three-month discussion.
Services selling and marketing expense decreased $5.0 million, or 16%, driven by decreases of $3.0 million in compensation expense and $1.4 million in third-party wages. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in third-party wages is primarily due to streamlined fulfillment operations.
International selling and marketing expense increased $3.7 million, or 13%, driven by an increase of $3.3 million in advertising expense primarily due to an increase in online advertising to increase brand awareness.
General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$76,827	$98,702	$(21,875)	(22)%	$246,717	$288,536	$(41,819)	(14)%
As a percentage of revenue	26%	28%			27%	27%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Ads and Leads general and administrative expense decreased $15.6 million, or 25%, due primarily to decreases of $4.9 million in software license and maintenance costs, $4.8 million in the provision for credit losses, $4.8 million in legal-related expenses, and $1.8 million in third-party wages. The decrease in software license and maintenance costs and third-party wages are due primarily to reduced costs related to customer support services. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in legal-related expenses is due, in part, to a benefit of $3.2 million related to insurance coverage for previously incurred legal fees.

Services general and administrative expense decreased $6.2 million, or 48%, due primarily to decreases of $2.7 million in compensation expense, $1.3 million in third-party wages, $0.5 million in the provision for credit losses, $0.5 million in insurance expense, and $0.4 million in legal-related expenses. The decrease in compensation expense is primarily driven by lower headcount. The decrease in third-party wages is primarily due to reduced costs related to customer support services. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in insurance expense is primarily due to a reduction in premiums as a result of decreased risk related to ceasing certain portions of certain business operations. The decrease in legal-related expenses is primarily due to a reduction in legal settlement costs and related legal expenses.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Ads and Leads general and administrative expense decreased $30.6 million, or 17%, due primarily to decreases of $19.3 million in the provision for credit losses, $8.9 million in legal-related expenses, and $4.3 million in software license and maintenance costs, and $3.2 million in third-party wages, partially offset by an increase of $6.1 million in lease expense. The decreases in the provision for credit losses, software license and maintenance costs, and third-party wages are due primarily to the factors described above in the three-month discussion. The decrease in legal-related expenses is primarily due to a reduction in legal settlement costs and related legal expenses. The increase in lease expense is primarily due to impairment charges of $6.8 million of ROU assets related to the Company reducing its real estate footprint in the first half of 2024.

Services general and administrative expense decreased $12.5 million, or 34%, due primarily to decreases of $7.3 million in compensation expense, $1.1 million in software license and maintenance costs, and $1.0 million in third-party wages. The decrease in compensation expense is primarily due to a reduction in headcount. The decreases in software license and maintenance costs and third-party wages are due primarily to reduced costs related to customer support services.
Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Product development expense	$24,314	$21,497	$2,817	13%	$72,849	$72,358	$491	1%
As a percentage of revenue	8%	6%			8%	7%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Product development expense increased $2.8 million, or 13%. This contrasts with a $1.7 million, or 12%, decrease in capital expenditures, which is primarily comprised of internally developed software. The increase in product development expense was primarily driven by a decrease in the percentage of internally developed software that was subject to capitalization and a corresponding increase in software license and maintenance costs.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Product development expense was relatively flat compared to the nine months ended September 30, 2023.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Depreciation	$17,568	$22,493	$(4,925)	(22)%	$65,741	$69,687	$(3,946)	(6)%
As a percentage of revenue	6%	6%			7%	7%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Depreciation decreased $4.9 million, or 22%, due primarily to the write-off of certain leasehold improvements and furniture and fixtures in connection with the Company reducing its real estate footprint in the first half of 2024 and a reduction in depreciation of capitalized software largely as a result of assets fully depreciating in current and previous periods.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Depreciation decreased $3.9 million, or 6%, due primarily to the factors described above in the three-month discussion.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Ads and Leads	$21,107	$8,115	$12,992	160%	$65,734	$26,386	$39,348	149%
Services	(324)	(3,887)	3,563	92%	(12,313)	(21,514)	9,201	43%
Corporate	(15,714)	(14,854)	(860)	(6)%	(46,022)	(46,361)	339	1%
Total Domestic	5,069	(10,626)	15,695	NM	7,399	(41,489)	48,888	NM
International	2,748	2,764	(16)	(1)%	12,321	7,365	4,956	67%
Total	$7,817	(7,862)	$15,679	NM	$19,720	$(34,124)	$53,844	NM

As a percentage of revenue	3%	(2)%			2%	(3)%
________________________
NM = Not meaningful

For the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Operating income increased from operating losses for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, due primarily to the factors described above in the revenue, cost of revenue, selling and marketing, general and administrative, product development, and depreciation expense discussions, as well as a decrease in expense related to amortization of intangibles due primarily to certain intangible assets becoming fully amortized.

At September 30, 2024, there was $43.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.12 years.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Ads and Leads	$42,248	$32,198	$10,050	31%	$132,446	$100,204	$32,242	32%
Services	3,883	3,534	349	10%	5,868	3,066	2,802	91%
Corporate	(14,388)	(11,933)	(2,455)	(21)%	(40,213)	(37,396)	(2,817)	(8)%
Total Domestic	31,743	23,799	7,944	33%	98,101	65,874	32,227	49%
International	3,666	4,046	(380)	(9)%	15,453	11,237	4,216	38%
Total	$35,409	$27,845	$7,564	27%	$113,554	$77,111	$36,443	47%

As a percentage of revenue	12%	8%			12%	7%

For a reconciliation of net earnings (loss) attributable to Angi shareholders to operating income (loss) to consolidated Adjusted EBITDA, see “Principles of Financial Reporting.” For a reconciliation of operating income (loss) to Adjusted

EBITDA for the Company’s reportable segments, see “Note 5—Segment Information” to the financial statements included in “Item 1—Consolidated Financial Statements.”
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Ads and Leads Adjusted EBITDA increased $10.1 million, or 31%, to $42.2 million, and increased as a percentage of revenue, driven by lower selling and marketing expense due to improved marketing efficiencies and lower general and administrative expense due to lower software license and maintenance costs, a decrease in the provision for credit losses, and lower legal-related expenses, partially offset by lower gross profit due to a decrease in revenue.
Corporate Adjusted EBITDA loss increased $2.5 million, or 21%, to $14.4 million, driven by an increase in compensation expense.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Ads and Leads Adjusted EBITDA increased $32.2 million, or 32%, to $132.4 million, and increased as a percentage of revenue, driven by lower selling and marketing expense due to improved marketing efficiency and lower general and administrative expense due to the decrease in the provision for credit losses and lower legal fees, partially offset by lower gross profit due to a decrease in revenue, and an increase in lease expense.
Services Adjusted EBITDA increased $2.8 million, or 91%, to $5.9 million, and increased as a percentage of revenue, driven by lower compensation costs and other operating expenses.
International Adjusted EBITDA increased $4.2 million, or 38%, to $15.5 million, and increased as a percentage of revenue, driven by an increase in revenue and continued operating expense leverage.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 3—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands)
Interest expense	$(5,045)	$(5,037)	$8	—%	$(15,124)	$(15,100)	$24	—%
Interest expense was flat compared to the three and nine months ended September 30, 2023.

Other income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands)
Other income, net	$5,979	$3,890	$2,089	54%	$15,033	$12,881	$2,152	17%
For the three months ended September 30, 2024 and 2023
Other income, net for the three months ended September 30, 2024 includes interest income of $5.1 million.
Other income, net for the three months ended September 30, 2023 includes interest income of $4.9 million, partially offset by a foreign currency exchange loss of $1.0 million.
For the nine months ended September 30, 2024 and 2023

Other income, net for the nine months ended September 30, 2024 includes interest income of $14.9 million.
Other income, net for the nine months ended September 30, 2023 includes interest income of $12.4 million and a foreign currency gain of $0.4 million.
Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in thousands)
Income tax benefit	$26,612	$6,057	$20,555	339%	$18,505	$3,813	$14,692	385%
Effective income tax rate	NM	67%			NM	10%
For further details of income tax matters, see “Note 6—Income Taxes” to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
In 2024, the Company recorded a benefit, despite pre-tax income, due primarily to the valuation allowance release for foreign net operating losses and research credits, partially offset by tax shortfalls generated by the vesting of stock-based awards. Following the purchase of the remaining noncontrolling interests of a foreign subsidiary, we reorganized related business operations, which resulted in the release of a valuation allowance for foreign net operating losses in the amount of $31.1 million as a discrete item in the third quarter because we are now forecasting the utilization of these net operating losses within the foreseeable future.
In 2023, the Company recorded a benefit due primarily to benefits related to a change in the annual expected effective income tax rate, and a reconciliation of income tax provision accruals to tax returns and research credits, partially offset by tax shortfalls generated by the vesting of stock-based awards.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
In 2024, the Company recorded a benefit, despite a pre-tax income due primarily to the valuation allowance release described in the three-month discussion and research credits, partially offset by tax shortfalls generated by the vesting of stock-based awards.
In 2023, the effective income tax rate was lower than the statutory rate of 21% due primarily to the impact of stock-based awards, partially offset by research credits.

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
The following table reconciles net earnings (loss) attributable to Angi Inc. shareholders to operating income (loss) to consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net earnings (loss) attributable to Angi shareholders	$35,161	$(5,356)	$37,290	$(35,380)
Add back:
Net earnings attributable to noncontrolling interests	202	69	844	614
Loss from discontinued operations, net of tax	—	2,335	—	2,236
Income tax benefit	(26,612)	(6,057)	(18,505)	(3,813)
Other income, net	(5,979)	(3,890)	(15,033)	(12,881)
Interest expense	5,045	5,037	15,124	15,100
Operating income (loss)	7,817	(7,862)	19,720	(34,124)
Add back:
Stock-based compensation expense	10,024	10,581	28,093	33,590
Depreciation	17,568	22,493	65,741	69,687
Amortization of intangibles	—	2,633	—	7,958
Adjusted EBITDA	$35,409	$27,845	$113,554	$77,111
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company’s reportable segments, see “Note 5—Segment Information” to the financial statements included in “Item 1—Consolidated Financial Statements.”
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
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as professional relationships, technology, and trade names, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	September 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents:
United States	$390,281	$354,341
All other countries	4,949	9,703
Total cash and cash equivalents	$395,230	$364,044

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	3,361	3,953
Total long-term debt, net	$496,639	$496,047
At September 30, 2024, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 3—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$115,904	$85,241
Investing activities attributable to continuing operations	$(37,541)	$(35,956)
Financing activities attributable to continuing operations	$(47,544)	$(8,234)
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
2024
Adjustments to net earnings attributable to continuing operations consist primarily of $65.7 million of depreciation, $43.7 million of provision for credit losses, $28.1 million of stock-based compensation expense, $13.8 million of non-cash lease expense (including impairment of right-of-use assets), and $24.6 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $44.7 million in accounts receivable, a decrease of $13.9 million in operating lease liabilities and a decrease of $3.9 million in accounts payable and other liabilities, partially offset by a decrease of $21.1 million in other assets. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in accounts payable and other liabilities is due primarily to the timing of payments, partially offset by an increase in accrued advertising. The decrease in other assets is due primarily to payment received related to insurance coverage for previously incurred legal fees and a decrease in prepaid hosting services.
Net cash used in investing activities attributable to continuing operations includes capital expenditures of $37.5 million primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities attributable to continuing operations includes $25.7 million for the repurchase of 11.4 million shares of the Company’s Class A common stock, on a settlement date basis, at an average price of $2.25 per share,

$16.0 million for the purchase of the remaining noncontrolling interests of a foreign subsidiary, and $5.7 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

2023
Adjustments to net loss attributable to continuing operations consist primarily of $69.7 million of depreciation, $64.8 million of provision for credit losses, $33.6 million of stock-based compensation expense, $9.1 million of non-cash lease expense, and $8.0 million of amortization of intangibles. The decrease from changes in working capital consists primarily of an increase of $58.5 million in accounts receivable, a decrease of $16.5 million in operating lease liabilities, and an increase of $18.8 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due, in part, to timing of payments.
Net cash used in investing activities attributable to continuing operations includes capital expenditures of $36.1 million primarily related to investments in capitalized software to support the Company’s products and services and purchases of marketable debt securities of $12.4 million, partially offset by proceeds from maturities of marketable debt securities of $12.5 million.
Net cash used in financing activities attributable to continuing operations includes $4.8 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled and $3.4 million for the repurchase of 1.1 million shares of the Company’s Class A common stock, on a settlement date basis, at an average price of $3.22 per share.
Discontinued Operations
Net cash provided by discontinued operations of $3.9 million for the nine months ended September 30, 2023 relates to the operations of THR. The Company does not expect cash flows from discontinued operations following the sale of THR.
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the nine months ended September 30, 2024, the Company repurchased 11.4 million shares of its Class A common stock, on a trade date basis, at an average price of $2.25 per share, or $25.6 million in aggregate. During the fourth quarter of 2023, the Company announced its intent to repurchase the 14.0 million shares remaining in its stock repurchase authorization from March 2020 (the “2020 Share Authorization”). On August 2, 2024, the board of directors of the Company approved a new stock repurchase authorization of 25 million shares (the “2024 Share Authorization”). As of August 19, 2024, the Company had no shares remaining under the 2020 Authorization. From October 1, 2024 through November 8, 2024 the Company repurchased an additional 1.1 million shares at an average price of $2.49 per share, or $2.8 million in aggregate. As of November 8, 2024, the Company had 23.1 million shares remaining in the 2024 Share Authorization.
The Company may repurchase shares pursuant to the 2024 Repurchase Authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors the Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
Contractual Obligations
At September 30, 2024, there were no material changes outside the ordinary course of business to the Company's contractual obligations disclosures as of December 31, 2023, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Capital Expenditures
The Company’s 2024 capital expenditures are expected to be higher than 2023 capital expenditures of $47.8 million by approximately 10% to 15%, due to an increase related to capitalized software.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.

At September 30, 2024, IAC held 2.6 million of the Company’s outstanding Class A shares and all of the Company’s outstanding Class B shares, which represented 85.3% of the Company’s economic interest and 98.3% of the Company’s voting interest as of that date. As a result, IAC has the ability to control the Company’s financing activities, including the issuance of additional debt and equity securities by the Company or any of its subsidiaries, or the incurrence of other indebtedness generally. While the Company is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of the Company’s capital stock and its representation on the Company’s board of directors.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2024, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
During the three months ended September 30, 2024, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Rules of the Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters which we are defending, including the matter described below, involves or is likely to involve amounts of that magnitude. The matter described below involves issues or claims that may be of particular interest to our stockholders, regardless of whether it may be material to our financial position or operations based upon the standard set forth in the rules of the Commission.
Professional Class Action Litigation against HomeAdvisor
In July 2016, a putative class action, Airquip, Inc. et al. v. HomeAdvisor, Inc. et al., No. 1:16-cv-1849, was filed in the U.S. District Court for the District of Colorado. The complaint, as amended in November 2016, alleged that HomeAdvisor engages in certain deceptive practices affecting the professionals who join its network, including charging them for substandard customer leads and failing to disclose certain charges. The complaint sought certification of a nationwide class consisting of all HomeAdvisor professionals since October 2012, asserted claims for fraud, breach of implied contract, unjust enrichment and violation of the federal RICO statute and the Colorado Consumer Protection Act, and sought injunctive relief and damages in an unspecified amount.
In July 2018, plaintiffs’ counsel filed a separate putative class action in the U.S. District Court for the District of Colorado, Costello et al. v. HomeAdvisor, Inc. et al., No. 1:18-cv-1802, on behalf of the nine professionals also proposed as new plaintiffs in the Airquip case, naming as defendants HomeAdvisor, the Company and IAC (as well as an unrelated company), and asserting 45 claims largely duplicative of those asserted in a proposed second amended complaint in the Airquip case. In November 2018, the judge presiding over the Airquip case issued an order consolidating the two cases to proceed before him under the caption In re HomeAdvisor, Inc. Litigation.
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
In May 2022, the plaintiffs filed a motion for class certification; the defendants opposed the motion. On January 10, 2024, the court issued an order largely denying the motion; while the court certified certain classes seeking only injunctive relief based upon alleged misappropriation of professional’s intellectual property, the court declined to certify any of the proposed classes challenging lead quality and seeking monetary relief. On July 18, 2024, the Tenth Circuit Court of Appeals denied the plaintiffs’ petition for leave to appeal the district court’s partial denial of class certification. On August 20, 2024, the plaintiffs filed a motion for leave to file a second motion for class certification, proposing somewhat narrower, state-based classes; the defendants opposed the motion, which remains pending.
On February 26, 2024, the parties filed cross-motions for summary judgment on the plaintiffs’ claims alleging misappropriation of professional’s intellectual property. On September 13, 2024, the district court issued an order granting the defendants’ motion and dismissing the plaintiffs’ misappropriation claims.

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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the continued migration of the home services market online, (ii) our ability to market our various products and services in a successful and cost-effective manner, (iii) the continued display of links to websites offering our products and services in a prominent manner in search results, (iv) our ability to expand our pre-priced offerings while balancing the overall mix of service requests and directory services on Angi platforms, (v) our ability to establish and maintain relationships with quality and trustworthy professionals, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) our ability to access, share and use personal data about consumers, (viii) our continued ability to communicate with consumers and professionals via e-mail (or other sufficient means), (ix) our ability to continue to generate leads for professionals given changing requirements applicable to certain communications with consumers, (x) any challenge to the contractor classification or employment status of our professionals, (xi) our ability to compete, (xii) adverse economic events or trends (particularly those that impact consumer confidence and spending behavior), (xiii) our ability to maintain and/or enhance our various brands, (xiv) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information (including credit card information), as well as the impact of cyberattacks experienced by third parties, (xv) the occurrence of data security breaches and/or fraud, (xvi) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xvii) the integrity, quality, efficiency and scalability of our systems, technology and infrastructures (and those of third parties with whom we do business), (xviii) changes in key personnel, (xix) various risks related to our relationship with IAC, (xx) our ability to generate sufficient cash to service our indebtedness and (xxi) certain risks related to ownership of our Class A common stock.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024 (the “Annual Report”). Other unknown or unpredictable factors that could also adversely affect our business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Company management as of the date of this quarterly report. We do not undertake to update these forward-looking statements.
There have been no material changes to the risk factors disclosed in Part I-Item 1A-Risk Factors of our Annual Report. In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed under the caption Part I-Item 1A-Risk Factors of our Annual Report, any or all of which could materially and adversely affect the Company’s business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect the Company’s business, financial condition and/or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended September 30, 2024.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the three months ended September 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2024	1,606,525	$2.15	1,606,525	838,541
August 2024	1,137,913	$2.41	1,137,913	24,700,628
September 2024	492,239	$2.54	492,239	24,208,389
Total	3,236,677	$2.30	3,236,677	24,208,389
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorizations announced in March 2020 and/or August 2024, as applicable.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of the end of the relevant month set forth in the table above pursuant to the March 2020 and/or August 2024 share repurchase authorizations, as applicable. The Company may repurchase shares pursuant to the August 2024 share repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

From October 1, 2024 through November 8, 2024, the Company repurchased an additional 1,129,186 shares of Class A common stock at an average price of $2.49 per share pursuant to the August 2024 share repurchase authorization, after which approximately 23.1 million shares remained available for repurchase.

Item 5.    Other Information
IAC Relationship
On November 11, 2024, IAC announced it is considering a spin-off of its ownership stake in the Company to its shareholders.
Rule 10b5-1 Trading Plans
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) during the three months ended September 30, 2024.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2017.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc. (dated as of March 17, 2021)	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of June 13, 2024).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2024
3.5	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2023.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 12, 2024
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer

Signature	Title	Date

/s/ ANDREW RUSSAKOFF	Chief Financial Officer	November 12, 2024
Andrew Russakoff