Form 10-K
period 2024-12-31
Angi Inc.
filed 2025-02-28
CIK 1705110

As filed with the Securities and Exchange Commission on February 28, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of February 7, 2025, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	81,439,547
Class B Common Stock	417,010,647
Class C Common Stock	—
Total outstanding Common Stock	498,450,194
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024 was $141,731,925. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

Item 1.    Business
OVERVIEW
Who We Are
Angi Inc. connects quality home professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 168,000 transacting professionals sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended December 31, 2024. Additionally, consumers turned to at least one of our businesses to find a professional for approximately 17 million projects during the twelve months ended December 31, 2024.
The Company has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (includes Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, and Handy.
Angi is a public company controlled by IAC Inc. (“IAC”). As of December 31, 2024, IAC’s economic and voting interest in Angi were 85.3% and 98.3%, respectively.
As used herein, “Angi,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).
History
We were incorporated in the State of Delaware as ANGI Homeservices Inc. in 2017 in connection with the combination of IAC’s HomeAdvisor business and Angie’s List, Inc. (the “Combination”), which was completed in September 2017.
In 2018, we acquired Handy Technologies, Inc., a leading platform in the United States for connecting consumers looking for household services with top-quality, pre-screened independent professionals.
In March 2021, we changed our name to Angi Inc. in connection with an update to one of our leading websites and brands (Angie’s List) to Angi and the concentration of our marketing investment in the Angi brand in order to focus marketing, sales, and branding efforts on a single brand.
On January 13, 2025, IAC announced that its board of directors approved a plan to spin off its full stake in the Company to IAC stockholders. IAC intends to effect the spin-off through a dividend to the holders of its common stock and Class B common stock of all of the common stock of the Company owned by IAC (the “Distribution”). Prior to the effective time of the Distribution, IAC intends to voluntarily convert all of the shares of our Class B common stock that it owns to shares of Class A common stock. The completion of the Distribution remains subject to customary conditions and to the final approval of IAC's board of directors and may not be completed, on the anticipated terms or at all. IAC expects to complete the Distribution as soon as March 31, 2025.
DESCRIPTION OF OUR BUSINESSES
Our Domestic Businesses
In the United States, the Company, through several differentiated experiences, provides consumers with tools and resources to help them find local, pre-screened and customer-rated professionals, refers consumers to independently established home professionals engaged in a trade, occupation and/or businesses that customarily provides such services and provides consumers with tools to communicate with professionals and pay for related services. Consumers are generally presented with a combination of Ads, Leads and/or Services professionals depending on the nature of the service request and the path through which it was submitted. Professionals are presented to consumers by way of our proprietary algorithm, based on several factors (including the type of services desired, location, job date and time, and/or the number of professionals available to fulfill the request).

In the case of:

•Ads and Leads, professionals pay for connections to consumers; and
•Services, consumers make payment through the Angi platform for a specific job and professionals accept and complete the job and receive a portion of the job fee.
Consumers
Consumers can connect with professionals across more than 500 service categories in our nationwide network through our digital marketplace and certain third-party affiliate platforms. In some cases, consumers can pay directly on the Angi platform for requested home services as well as select third-party retail partners (online and in store, where available) for assembly, installation and other related services to be fulfilled by professionals referred by Angi. Consumers can access our network and related basic tools and services, free of charge upon registration, as well as by way of purchased membership packages. This includes consumers’ access to our online True Cost Guide, which provides project cost information for hundreds of project types nationwide, ratings, reviews, and certain promotions, as well as a library of home services-related content consisting primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects, and general advice for working with professionals.
In each of Ads, Leads, and Services, professionals may contact consumers who have selected them, and consumers can generally review profiles, ratings and reviews of presented professionals and select the professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any professional(s) referred by or found through any of our branded or third-party affiliate platforms. Consumers can rate professionals on a one- to five- star rating scale based on a variety of criteria, including, but not limited to, overall experience, availability, price, quality, responsiveness, punctuality and professionalism, depending on the type of service provided. Ratings on each applicable criterion are weighted across all reviews submitted for a given professional to produce such professional’s overall rating. Consumers can also provide a detailed description of their experiences with professionals. Ratings and reviews cannot be submitted anonymously and there are processes in place to prevent professionals from reporting on themselves or their competitors, as well as to detect fraudulent or otherwise problematic reviews.
Professionals
In order to become an approved professional in the Angi network, professionals must satisfy certain criteria. Generally, professionals with an average consumer rating below a “3” are not eligible for an approved status. In addition to retaining the requisite member rating, the owners or principals of businesses affiliated with professionals must pass certain criminal background checks and attest to applicable state and local licensure requirements. If an approved professional fails to meet any eligibility criteria during the applicable contract term, refuses to participate in our complaint resolution process, and/or engages in what we determine to be prohibited behavior through any of our platforms, existing service and access to the platform will be subject to termination.
Once eligibility criteria are satisfied, professionals are approved and can purchase service and be referred to consumers utilizing our proprietary algorithm. Services professionals pay fees for such referrals, however, there is no charge to enroll and no charge to view and select a requested service once enrolled. Our Ads and Leads business sells memberships, term-based website, mobile, and magazine advertising and, beginning in 2024, subscriptions to approved professionals through our salesforce and online, as well as provides them with a variety of services. The membership package includes membership in our digital marketplace, as well as access to consumer referrals (for which additional fees are generally paid) and a listing in our online directory and certain other affiliated directories. Basic annual membership also includes a business profile page on HomeAdvisor.com and Angi.com, a mobile application and access to various online tools designed to help professionals more effectively market to, manage and connect with, consumers to whom they have been referred. In 2025, it is expected that Ads and Leads professionals will only be able to participate in the following three types of offerings: full-priced leads within a monthly budget, access to discounted leads in a subscription package, and/or double opt-in leads on an a-la-carte basis.
Our International Businesses
We also own and operate the following international businesses that connect consumers with home professionals: (i) HomeStars, MyBuilder, MyHammer, Travaux and Werkspot, leading home services marketplaces in Canada, the United Kingdom, Germany, France and the Netherlands, respectively, (ii) the Austrian operations of MyHammer and (iii) the Italian operations of Werkspot. The business models of our international businesses differ in certain respects from the business models of our various domestic businesses.
Revenue
Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), revenue from professionals under contract for advertising, membership subscription revenue from professionals and consumers, and revenue from other services. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Services revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through the Company’s platform and the Company engages a professional to perform the service. International revenue primarily comprises consumer connection revenue for consumer matches and membership subscription revenue from professionals.
Marketing
We market our various products and services to consumers primarily through digital marketing (primarily paid and free search engine marketing, display advertising and third-party affiliate agreements), as well as through traditional offline marketing (national television, radio and streaming campaigns), and email. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote our various products and services (and those of our various professionals) on their platforms. In exchange for these efforts, these third parties are paid a fee when visitors from their platforms click through and submit a valid service request through our platforms or when visitors submit a valid service request on an affiliate platform and the relevant affiliate transmits the service request to us. We also market our various products and services to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
We market our term-based advertising and related products offered by our Ads business and the matching services and membership subscriptions offered by our Leads business to professionals primarily through our sales force. These products and services are also marketed together with our Services products and various directories, through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers.
We have made, and expect we will continue to make, substantial investments in digital and traditional offline marketing to consumers and professionals to promote our products and services and drive visitors to our various platforms and professionals.
Technology
We have dedicated engineering teams for our domestic and international businesses responsible for software development and the creation of new features to support our products and services across a full range of existing, new, and emerging devices and platforms. Our engineering teams use an agile development process that allows us to deploy frequent iterative releases for product and service features leveraging both open-source and vendor supported software technology.
Competition
The home services industry is highly competitive and fragmented, and in many important respects, local in nature. We compete with, among others: (i) search engines and online directories, (ii) home and/or local services-related platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe our biggest competition comes from the traditional methods most people currently use to find professionals, which are by word-of-mouth and through referrals.
We believe that our ability to compete successfully will depend primarily upon the following factors:
•our ability to continue to build and maintain awareness of, and trust in and loyalty to, the Angi brand;
•the functionality of our websites and mobile applications and the attractiveness of their features and our products and services generally to consumers and professionals, as well as our continued ability to introduce new products and services that resonate with consumers and professionals generally;
•the size, quality, diversity and stability of our network of professionals and the breadth of our online directory listings;
•our ability to consistently generate service requests through our platforms that convert into revenue for our professionals in a cost-effective manner;
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
•our ability to increasingly engage with consumers directly through our platforms, including our various mobile applications (rather than through search engine marketing or via free search engine referrals); and
•the quality and consistency of our professional pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.
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
In addition, because we receive, transmit, store and use a substantial amount of information received from or generated by consumers and professionals, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches. See “Item 1A-Risk Factors-General Risk Factors-The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”
We are particularly sensitive to laws and regulations that adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact the ability or manner in which we provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and undermine open and neutrally administered Internet access. For example, the Digital Services Act applies to our European businesses effective February 17, 2024. Failure to comply with the Digital Services Act could result in the imposition of fines in an amount of up to 6% of a given online intermediary or platform’s annual worldwide turnover in the preceding fiscal year. In addition, the United Kingdom has passed the Online Safety Act 2023, which increases responsibilities of online platforms to control illegal or harmful activity and grants broad authority to the relevant communications regulator to enforce its provisions. To the extent our businesses are required to implement new measures and/or make changes to our products and services to ensure compliance, our business, financial condition and results of operations could be adversely affected. Compliance with this legislation or similar or more stringent legislation in other jurisdictions could be costly, and the failure to comply could result in service interruptions and negative publicity, any or all of which could adversely affect our business, financial condition and results of operations. Similarly, there have been various legislative efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (“Section 230”) and our current protections from liability for third-party content in the United States could decrease or change as a result. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure to additional liabilities.
We are also subject to laws governing marketing and advertising activities conducted by/through telephone, email, mobile devices and the Internet, including the Telephone Consumer Protection Act of 1991 (the “TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act and similar state laws, as well as federal, state, and local laws and agency guidelines governing background screening.
In addition, we also are subject to various other federal, state, and local laws, rules and regulations focused on consumer protection. These laws, rules and regulations are enforced by governmental entities such as the Federal Trade Commission (the “FTC”) and state Attorneys General offices and may confer private rights of action on consumers as well. Changes in these laws, or a proceeding of this nature, could have an adverse effect on us due to legal costs, impacts on business operations, diversion of management resources, negative publicity, and other factors.
For example, the FTC recently announced a rule making it easier for consumers to end recurring subscriptions and memberships by requiring companies to obtain express informed consent for recurring subscriptions before charging consumers and provide a simple mechanism to cancel subscriptions, including an online mechanism to do so if the consumer subscribed online. These changes could impact our ability to seamlessly deliver the convenience of automatic renewal to professionals and consumers.
We are also generally sensitive to the adoption of new tax laws. The European Commission and several European countries have adopted (or intend to adopt) proposals that impact various aspects of the current tax framework under which our European businesses are taxed, including new types of non-income taxes (including digital services taxes based on a percentage of revenue). For example, we are subject to and must pay the Digital Services Tax in the United Kingdom, Canada and Italy. Certain of our businesses are subject to digital services taxes in one or more of the jurisdictions listed above and similar proposed tax laws could adversely affect our business, financial condition and results of operations. In addition, certain U.S. states have adopted or are considering adopting similar laws applicable to revenue attributable to digital advertising and other forms of digital commerce.
We are subject to new laws and regulations being considered and adopted by various state legislatures and federal agencies that regulate the use and disclosure of artificial intelligence (“AI”). The laws and regulations may adversely impact our ability to effectively incorporate AI into our products and services and/or make it more difficult to transparently market such products and services that incorporate AI.
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
We are particularly sensitive to laws and regulations related to the adoption and interpretation of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our professional from independent contractors to employees. See “Item 1A-Risk Factors-Risks Related to Our Business and Industry-There may be adverse tax, legal and other consequences if the contractor classification or employment status of the professionals who use our platform is challenged.”
Human Capital Management
As of December 31, 2024, we employed approximately 2,800 employees worldwide, the substantial majority of which provided services to our brands and businesses located in the United States. From time to time, we also retain consultants and independent contractors.
Talent and Development
The development, attraction and retention of employees is critical to our success. We strive to provide an atmosphere that fosters teamwork and growth. We continue to invest in a more productive, engaged and inclusive workforce. To support the advancement of our employees, we offer training and development programs and encourage advancement from within. We leverage both formal and informal programs designed to identify, foster, train and retain top talent. For example, our tuition waiver program reimburses employees for certain tuition costs, including certificate programs to support the pursuit of educational opportunities outside of traditional degree programs. We believe that our culture enables us to create, develop and fully leverage the strengths of our workforce to exceed consumer expectations and meet our growth objectives.
Total Rewards and Benefits
As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs include base wages and incentives in support of our pay for performance culture, as well as health, welfare and retirement benefits, vision, dental, life, prescription and long-term disability insurance plans. We also provide employee paid supplemental life and accident insurance plans. To help employees cover medical expenses on a pre-tax basis, we offer employees a flexible spending account. We also support growing families through in vitro fertilization, adoption and surrogacy support and provide paid leave for bonding. We also maintain employee wellness programs, including mental health support access and telemedicine. Lastly, we also offer our US-based full-time employees a 401(k) retirement plan with an employer match.
Community
We encourage our employees to become involved in their communities by providing U.S. based full-time employees with paid-time off each year to volunteer in local community-based programs.
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
CURRENT RELATIONSHIP WITH IAC
Equity Ownership and Vote
We have two classes of capital stock outstanding, Class A common stock and Class B common stock, with one vote and ten votes per share, respectively. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. As of December 31, 2024, IAC owned all of the outstanding shares of Class B common stock, and 2,588,180 shares of Class A common stock, in total representing approximately 85.3% of our outstanding capital stock and approximately 98.3% of the total combined voting power of our outstanding capital stock.
Intercompany Agreements
In connection with the Combination in 2017, we and IAC entered into certain agreements that currently govern our relationship (the “Combination Agreements”). Certain material terms of these agreements are described below. Each such summary is qualified in its entirety by the full text of the applicable agreement, each of which is included as an exhibit to this annual report.

Contribution Agreement
The contribution agreement provided for a number of the transactions necessary in connection with the Combination and also governs certain aspects of our relationship with IAC. Under the contribution agreement, we agreed to assume, and indemnify IAC and its non-Angi subsidiaries with respect to liabilities arising from, all of the assets and liabilities related to IAC’s HomeAdvisor business and indemnify IAC against any losses arising out of any breach by Angi of the Contribution Agreement or the other transaction-related agreements described below, and IAC agreed to indemnify us against liabilities arising from IAC’s other businesses and any losses arising out of any breach by IAC of such agreements.
Investor Rights Agreement
Under the investor rights agreement, IAC has certain registration, preemptive and governance rights related to us and the shares of our capital stock held by IAC. The investor rights agreement also provides certain governance rights for the benefit of stockholders other than IAC. The investor rights agreement obligates us to cooperate and take all action reasonably required by IAC to facilitate a disposal of all or a portion of IAC’s ownership interest in Angi, including in transactions like the Distribution, and to pay certain costs related to such matters. Pursuant to its terms, the investor rights agreement will terminate in connection with the completion of the Distribution.
Services Agreement
The services agreement currently governs services that IAC has agreed to provide to us through September 29, 2025, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the total combined voting power of our voting stock and any subsequent extension(s) or truncation(s) agreed to by us and IAC. Services currently provided to us by IAC pursuant this agreement include: (i) assistance with certain legal, M&A, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations and (ii) accounting, investor relations, and tax compliance services. The scope, nature and extent of services may be changed from time to time as we and IAC may agree.
In connection with the Distribution, we and IAC anticipate that we will amend update the schedule of services provided under the services agreement to reflect the provision of certain services requested by us (including certain of those currently covered by the employee matters agreement described below) for a to be agreed upon period of time following the Distribution, on terms consistent with the services agreement, including our continued participation in IAC’s U.S. health and welfare, 401(k) and flexible benefits plans until January 1, 2026.
Tax Sharing Agreement
The tax sharing agreement governs our and IAC’s rights, responsibilities and obligations with respect to tax liabilities and benefits, entitlements to refunds, preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes. Under the tax sharing agreement, we are generally responsible and required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or its subsidiaries that includes us or any of our subsidiaries, as determined under the tax sharing agreement and (ii) all taxes imposed with respect to any consolidated, combined, unitary or separate tax returns of us or our subsidiaries.
The tax sharing agreement also addresses the parties’ respective rights, responsibilities and obligations with respect to transactions like the Distribution, including the Distribution if it is completed. Under the Tax Sharing Agreement, each party generally will be responsible for any taxes and related amounts imposed on IAC or us (or their respective subsidiaries) that arise from the failure of a spin-off of IAC’s interest in us (including, if completed, the Distribution) to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 368(a)(1)(D) and/or Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), to the extent that the failure to so qualify is attributable to: (i) a breach of the relevant covenants made by that party in the tax sharing agreement, (ii) an acquisition of such party’s equity securities (or certain arrangements or substantial negotiations or discussions with respect to certain such acquisitions) or assets, or (iii) solely with respect to us, any inaccuracy of any representation or covenant made by us in any documents provided in support of any tax opinion or ruling obtained by IAC with respect to the U.S. federal income tax treatment of the Distribution.

The tax sharing agreement generally requires us to take any action reasonably requested by IAC to consummate a tax-free spin-off of IAC’s interest in us and not to take or fail to take any action that could reasonably be expected to prevent such a spin-off.

In addition, the tax sharing agreement imposes certain restrictions on us and our subsidiaries during the two (2) year period following any spin-off (including, if completed, the Distribution) that are designed to preserve the tax-free status thereof. Specifically, during such period, except in specific circumstances, we and our subsidiaries generally would be prohibited from: (i) entering into any transaction pursuant to which our capital stock would be acquired above a certain threshold, (ii) merging, consolidating or liquidating, (iii) selling or transferring assets above certain thresholds, (iv) redeeming or repurchasing stock (with certain exceptions), (v) altering the voting rights of our capital stock, (vi) taking or failing to take other actions inconsistent with representations or covenants in any tax opinion or private letter ruling documents or (vii) ceasing to engage in any active trade or business as defined in the Code.
Employee Matters Agreement
The employee matters agreement addresses certain compensation and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment; (ii) employee benefit plans and (iii) equity awards. Under the employee matters agreement, our employees participate in IAC’s U.S. health and welfare, 401(k) and flexible benefits plans and we reimburse IAC for the costs of such participation. In the event IAC no longer retains shares representing at least 80% of the aggregate voting power of shares entitled to vote in the election of our board of directors, we will no longer participate in IAC’s employee benefit plans, but will establish our own employee benefit plans that will be substantially similar to the plans sponsored by IAC.
In addition, under the employee matters agreement, we are required to reimburse IAC for the cost of any IAC equity awards held by our current and former employees, with IAC having the ability to elect to receive payment either in cash or shares of our Class B common stock. This agreement also provides that IAC may require certain equity awards denominated in shares of our subsidiaries to be settled in either shares of our Class A common stock or IAC common stock. To the extent that shares of IAC common stock are issued in settlement of these awards, we are obligated to reimburse IAC for the cost of those shares by issuing shares of our capital stock.

Lastly, in the event of a distribution of our capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation and Human Capital Committee of the IAC board of directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to the distribution into equity awards denominated in shares of our Class A Common Stock, which we would be obligated to assume and which would be dilutive to our stockholders.

Following the Distribution, solely for purposes of determining the expiration of options with respect to shares of common stock of one company held by employees of the other company, IAC and Angi employees will be deemed employed by both companies for so long as they continue to be employed by whichever of the companies employs them immediately following the Distribution.

We expect to terminate the employee matters agreement upon the completion of the Distribution, with our continued participation in IAC’s U.S. health and welfare, 401(k) and flexible benefits plans to be covered under the services agreement described above.

Relationship With IAC After the Distribution

Following the Distribution, we and IAC will continue to be independent, publicly traded companies, but IAC will no longer own any shares of our capital stock. Except as otherwise noted above, the Combination Agreements will survive the Distribution in accordance with their terms.

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
Risk Factors
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in this Item 1A “Risk Factors”. These risks include, but are not limited to, the following:

•Our success will depend, in substantial part, on the continued migration of the home services market online.
•Marketing efforts designed to drive traffic to our brands and businesses may not be successful or cost-effective.
•We rely on search engines to drive traffic to our various properties.
•Our success depends on our ability to continue to balance our various offerings to service professionals across Angi platforms.
•Our success depends, in substantial part, on our ability to establish and maintain relationships with quality and trustworthy professionals.
•Our success depends, in part, on our ability to continue to develop and monetize versions of our products and services for mobile and other digital devices.
•Our success depends, in part, on our ability to access, collect and use personal data about consumers.
•Our ability to communicate with consumers and professionals via email (or other sufficient means) is critical to our success.
•Changes to certain requirements applicable to certain communications with consumers may adversely impact our ability to generate leads for our professionals.

•There may be adverse tax, legal and other consequences if the contractor classification or employment status of the professionals who use our platforms is challenged.
•Our brands and businesses operate in an especially competitive and evolving industry.
•Our brands and businesses are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and spending behavior, as well as general geopolitical risks.
•We may not be able to protect our systems, technology and infrastructure from cyberattacks or cyberattacks experienced by third parties may adversely affect us.
•If personal, confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation could be harmed.
•Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.
•We depend on our key personnel.
•Until the completion of the Distribution, IAC controls our company, will have the ability to control the direction of our business and its interests may conflict with our interests and the interests of our other stockholders.
•We may not be able to generate sufficient cash to service our indebtedness.
•Some or all of the expected benefits of the Distribution may not be achieved.
•If the Distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, IAC, Angi and their respective stockholders could suffer material adverse consequences.
•IAC will provide certain services to us pursuant to a services agreement following the Distribution. When such agreements terminate, we will be required to replace such services, and the economic terms of the new arrangements may be less favorable to us.
•The Distribution may result in litigation and/or regulatory inquiries and investigations, which would harm our business, financial condition and results of operations and could divert management attention.
•The value of the shares of Class A common stock that current holders of IAC capital stock receive in the Distribution might be less than the value of shares of Class A common stock prior to the Distribution.
•We do not expect to declare any regular cash dividends in the foreseeable future.
•After the completion of the Distribution, provisions in our certificate of incorporation and bylaws or Delaware law may discourage, delay or prevent a change of control, or changes in management and, therefore, depress the trading price of our Class A common stock.

The summary risk factors described above should be read together with the text of the full risk factors below and the other information set forth in this annual report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

Risks Related to Our Business and Industry
Our success will depend, in substantial part, on the continued migration of the home services market online.
We believe that the digital penetration of the home services market remains low, with the vast majority of consumers continuing to search for, select and hire professionals offline. While many consumers have historically been (and remain) averse to finding professionals online, others have demonstrated a greater willingness to embrace the online shift. Professionals must also continue to embrace the online shift, which will depend, in substantial part, on whether online products and services help them to better connect and engage with consumers relative to traditional offline efforts. The speed and ultimate outcome of the shift of the home services market online for consumers and professionals is uncertain and may not occur as quickly as we expect, or at all. The failure or delay of a meaningful number of consumers and/or professionals to migrate online and/or the return of a meaningful number of existing participants in the online home services market to offline solutions, could adversely affect our business, financial condition and results of operations.

Marketing efforts designed to drive traffic to our brands and businesses may not be successful or cost-effective.
Attracting consumers and professionals to our brands and businesses involves considerable expenditures for online and offline marketing. We have made, and expect to continue to make, significant marketing expenditures for digital marketing (primarily paid search engine marketing, display advertising and third-party affiliate agreements) and traditional offline marketing (national television and radio campaigns). These efforts may not be successful or cost-effective. Historically, we have had to increase marketing expenditures over time to attract and retain consumers and professionals and sustain our growth.
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
In addition, our failure to respond to rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may unilaterally be updated by search engines without advance notice), could adversely affect our paid search engine marketing efforts (and free search engine traffic). Such changes, including any phasing out (or blocking) of third-party cookies by web browsers, could adversely affect paid listings (both their placement and pricing), as well as the ranking of our brands and businesses within search results, any or all of which could increase our marketing expenditures (particularly if free traffic is replaced with paid traffic). Any or all of these events could adversely affect our business, financial condition and results of operations. In addition, if there are changes in the usage and functioning of search engines and/or decreases in consumer use of search engines, for example, as a result of the continued development of AI technology, this could negatively impact our ability to drive traffic to our platforms. For example, AI could be utilized to better educate homeowners on how to perform their own home improvement projects, thereby reducing the need for our business, or AI could eventually transform the way search engines currently work, thereby creating unknown challenges to our marketing channels.
Evolving consumer behavior (specifically, increased consumption of media through digital means) can also affect the availability of profitable marketing opportunities. To continue to reach and engage consumers and professionals and grow in this environment, we will need to continue to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video, social media, streaming, OTT and other digital platforms), as well as target consumers and professionals via these channels in a cost-effective manner. As these channels continue to evolve relative to traditional channels (such as television), it could continue to be difficult to assess returns on related marketing investments, which could adversely affect our business, financial condition and results of operations.
In addition, we also enter into various arrangements with third parties to drive visitors to Angi platforms. These arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of traffic and leads generated through third-party arrangements are dependent on many factors, most of which are outside our control. If the quality or convertibility of traffic and leads do not meet the expectations of our users or Angi Leads professionals, they could leave our network or decrease their budgets for consumer matches or participation in pre-priced booking services, any or all of which could adversely affect our business, financial condition and results of operations.
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
Our success depends on our ability to continue to balance our various offerings to service professionals across the Angi platforms.

Our Services business provides a pre-priced offering, pursuant to which consumers can request services through Services platforms and pay for such services on the applicable platform directly. These service requests are then fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provide such services. Increased participation in pre-priced offerings could reduce the levels of professional participation in our Ads and Leads or other leads-based offerings, which could adversely affect our business, financial condition and results of operations.

Our success depends, in substantial part, on our ability to establish and maintain relationships with quality and trustworthy professionals.
We must continue to attract, retain and grow the number of skilled and reliable professionals who can provide services across our platforms. Similarly, in order to continue to attract, retain and grow the number of professionals who can provide services, professionals need to feel safe in their work environment. If we do not offer innovative products and services that resonate with consumers and professionals generally, as well as provide professionals with an attractive return on their marketing and advertising investments, the number of professionals affiliated with our platforms would decrease. Any such decrease would result in smaller and less diverse networks and directories of professionals, and in turn, decreases in service requests, pre-priced offerings and directory searches, which could adversely impact our business, financial condition and results of operations.

In addition to skill and reliability, consumers want to work with professionals whom they can trust to work in their homes and with whom they can feel safe. While we maintain screening processes (which generally include certain, limited background checks) to try and prevent unsuitable professionals from joining our platforms, these processes have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any provider on our platforms. Inappropriate and/or unlawful behavior of professionals generally (particularly any such behavior that compromises the trustworthiness of providers and/or of the safety of consumers), could result in decreases in service requests, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. Similarly, inappropriate and/or unlawful behavior towards professionals by consumers or subscribers (particularly behavior that compromises their safety) could result in a reduction in the number of professionals willing to provide services through our platforms, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.

Our success depends, in part, on our ability to continue to develop and monetize versions of our products and services for mobile and other digital devices.
As consumers increasingly access our products and services through mobile and other digital devices (including through digital voice assistants), we will need to continue to devote significant time and resources to ensure that our products and services are accessible across these platforms (and multiple platforms generally). If we do not keep pace with evolving online, market and industry trends including the continuing evolution of AI, the introduction of new and enhanced digital devices and changes in the preferences and needs of consumers and professionals generally, offer new and/or enhanced products and services in response to such trends that resonate with consumers and professionals, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
In addition, the success of our mobile and other digital products and services depends on their interoperability with various third-party operating systems, technology, infrastructure and standards, over which we have no control. Any changes to any of these things that compromise the quality or functionality of our mobile and other digital products and services could adversely affect their usage levels and/or our ability to attract consumers and professionals, which could adversely affect our business, financial condition and results of operations.
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
Our ability to communicate with consumers and professionals via email (or other sufficient means) is critical to our success.
Historically, one of our primary means of communicating with consumers and professionals and keeping them engaged with our products and services has been via email communication. Through email, we provide consumers and professionals with service request and offering updates, as well as present or suggest new products and services (among other things) and market our products and services in a cost-effective manner. As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of email (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send emails to consumers and professionals. For example, in early 2024, email providers tightened their spam thresholds. Exceeding these more stringent spam thresholds could result in some or all of our emails being delayed or blocked, and therefore less likely to be opened. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as email has been historically.

Further, consumers also increasingly screen their incoming emails, telephone calls and text messages, including via screening tools and warnings, and, therefore, our professionals and consumers may not reliably receive our communications. A continued and significant erosion in our ability to communicate with consumers and professionals via email could adversely impact the overall user experience, consumer and professional engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations.
Changes to certain requirements applicable to certain communications with consumers may adversely impact our ability to generate leads for our professionals.
In connection with the marketing of our products and services and efforts to generate leads for our professionals, we have historically relied on our ability (and the ability of our professionals) to communicate with consumers via phone and text, in some cases using automated technology, as have third party affiliates through which we market our products and services. In an effort to reduce robocalls and robotexts, there has been an increased effort by U.S. regulatory authorities and telecommunications carriers to ensure that consumers opt in to receiving certain marketing calls and texts from businesses. To the extent that any regulatory restrictions are implemented, such restrictions could adversely impact consumer engagement levels and consumer conversion in the case of our products and services, which would decrease leads generated on our platforms, as well as our ability to obtain leads through our third party affiliate relationships, which, in turn, could adversely affect our business, financial condition and results of operations. Additionally, phone carriers increasingly dictate rules for obtaining consumers’ consent to receive text messages. This may reduce the number of consumers who opt-in to receiving both marketing and transactional texts from us and our professionals, which could further adversely impact our ability to generate leads for our professionals and, in turn, our business, financial condition and results of operations.
There may be adverse tax, legal and other consequences if the contractor classification or employment status of the professionals who use our platform is challenged.
We are particularly sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our professionals from independent contractors to employees, as well as changes to state and local laws or judicial decisions related to the definition and/or classification of independent contractors. We continue to monitor the worker classification laws to ensure compliance with their laws. If we are required to reclassify professionals from independent contractors to employees and/or their classification is challenged for any reason, we could be exposed to various liabilities and additional costs for prior and future periods, including under federal, state and local tax laws, workers’ compensation and unemployment benefits, minimum and overtime wage laws, and other labor and employment laws, as well as potential liability for penalties and interest. If the amounts related to such liabilities and additional costs are significant, our business, financial condition and results of operations could be adversely affected. See Item 8 - Consolidated Financial Statements and Supplementary Data - Note 15 - Contingencies.
General Risk Factors
Our brands and businesses operate in an especially competitive and evolving industry.
The home services industry is competitive, with a consistent and growing stream of new products, services and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas, with certain consumer and professional demographics and/or in other key areas that we currently serve or may serve in the future. Generally, we compete with search engines, online marketplaces and social media platforms that can market their products and services online in a more prominent and cost-effective manner than we can, as well as better tailor their products and services to individual users. Any of these advantages could enable these competitors to offer products and services that are more appealing to consumers and professionals than our products and services, respond more quickly and/or cost effectively than we do to evolving market opportunities and trends, and/or display their own integrated or related home services products and services in search results and elsewhere in a more prominent manner than our products and services, which could adversely affect our business, financial condition and results of operations.
In addition, since most of our home services products and services are offered to consumers for free, consumers can easily switch among home services offerings (or use multiple home services offerings simultaneously) at no cost to them. And while professionals may incur additional or duplicative near-term costs, the costs for switching to a competing platform over the long term are generally not prohibitive. Low switching costs, coupled with the propensity of consumers to try new products and services generally, will most likely result in the continued emergence of new products and services, entrants and business models in the home services industry. Our inability to continue to innovate and compete effectively against new products, services and competitors could result in decreases in the size and level of engagement of our consumer and professional bases, any of which could adversely affect our business, financial condition and results of operations.
Our brands and businesses are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and spending behavior, as well as general geopolitical risks.
General economic conditions and other factors, such as consumer confidence in future economic conditions, recessionary concerns, rising interest rates, increased inflation, the availability and cost of consumer credit, levels of unemployment and tax rates could result in consumers delaying or foregoing home services projects and/or professionals being less likely to pay for consumer matches and subscriptions or spending on marketing and advertising. Ongoing volatility and/or uncertainty related to global economic conditions, including as a result of the geopolitical tensions and conflicts, affect the predictability of our business. Unfavorable economic conditions, volatility and uncertainty could result in decreases in traffic, service requests and directory searches. Any such decreases could adversely impact the number and quality of professionals and/or adversely impact the reach of, and breadth of, our services offerings, any or all of which could adversely affect our business, financial condition and results of operations.
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
We believe that our success depends, in substantial part, on our continued ability to build awareness and loyalty to our Angi brand, maintain and enhance our established brands, as well as build awareness of (and loyalty to) our newer brands. Events that could negatively impact our brands and brand-building efforts include (among others): product and service quality concerns; professional quality concerns; consumer and professional complaints and lawsuits; lack of awareness of our policies or confusion about how the policies are applied; a failure to respond to feedback from our professionals and consumers; ineffective advertising; inappropriate and/or unlawful acts perpetrated by professionals and consumers; actions or proceedings commenced by governmental or regulatory authorities; and inadequate data protection and security breaches including related bad publicity. Any factors that negatively impact the Angi and/or HomeAdvisor brand(s) could materially and adversely affect our business, financial condition and results of operations.
In addition, trust in the integrity and objective, unbiased nature of the ratings and reviews found across our various brands contributes significantly to public perception of these brands and their ability to attract consumers and professionals. If consumer reviews are perceived as not authentic in general, the reputation and strength of the relevant brand could be materially and adversely affected. While we use, and will continue to use, filters (among other processes) to detect fraudulent reviews, the accuracy of consumer reviews cannot be guaranteed. If fraudulent or inaccurate reviews (positive or negative) increase and we are unable to effectively identify and remove such reviews, the overall quality of the ratings and reviews across our various brands could decrease and the reputation of affected brands might be harmed. This could deter consumers and professionals from using our products and services, which in turn could adversely affect our business, financial condition and results of operations.
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
For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. Certain states, including but not limited to California, Virginia, Utah, Connecticut, and Colorado, have enacted consumer privacy laws that impose disclosure obligations for businesses that collect personal information about residents and afford those individuals additional rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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
We accept payments (including recurring payments) from professionals and consumers, primarily through credit and debit card transactions. The ability to access payment information on a real-time basis without having to proactively reach out to professionals and consumers to process payments is critical to our success.
When third parties (including credit card processing companies, as well as any business that offers products and services online or offline) experience a data security breach involving credit card information, affected cardholders will often cancel their credit cards. The more sizable a given affected third-party’s customer base, the greater the number of accounts impacted and the more likely it will be that our professionals and consumers would be impacted by such a breach. If such a breach were to impact our professionals and consumers, we would need to contact affected professionals and consumers to obtain new payment information. It is likely that we would not be able to reach all affected professionals and consumers, and even if we could, new payment information for some may not be obtained and pending payments may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our professionals and consumers are not directly impacted by a given data security breach, they may lose confidence in the ability of providers of online products and services to protect their personal information generally. As a result, they may stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant effort, which could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.
We rely on our systems, technology and infrastructure to perform well on a consistent basis. From time to time in the past we have experienced (and in the future we may experience) occasional interruptions that make some or all of this framework and related information unavailable or that prevent us from providing products and services; any such interruption could arise for any number of reasons. We also rely on third-party data center service providers and cloud-based, hosted web service providers, as well as third-party computer systems and a variety of communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain payment and other transactions with users. We have no control over any of these third parties or their operations and the interruption of any of the services provided by these third parties could prevent us from accessing user and subscriber information and providing our products and services. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our users, such as if third-party service providers are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business. Additionally, if our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
The framework described above could be damaged or interrupted at any time due to fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions. Any event of this nature could prevent us from providing our products and services at all (or result in the provision of our products and services on a delayed or intermittent basis) or result in the loss of critical data. Businesses that we acquire may employ cybersecurity controls or information security policies less robust than ours, which may require us to expend additional resources to integrate acquired systems into our own, and which may expose us to heightened risk. The backup systems that we and the third parties upon whom we rely have in place for certain aspects of our respective frameworks may be insufficient for all recovery eventualities. In addition, we may not have adequate insurance coverage to compensate us for losses from a major interruption. When such damages, interruptions or outages occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer and professional experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various products and services, and keep up with changes in technology and user preferences. If we do not do so in a timely and cost-effective manner, the user experience and demand across our brands and businesses could be adversely affected, which could adversely affect our business, financial condition and results of operations.
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

Risks Related to Our Current Relationship with IAC
IAC controls our company and will have the ability to control the direction of our business.
As of December 31, 2024, IAC owned all of our outstanding shares of Class B common stock, and 2,588,180 outstanding shares of the Company’s Class A common stock, in total representing approximately 85.3% of our total outstanding shares of capital stock and approximately 98.3% of the total combined voting power of our outstanding capital stock. For so long as IAC owns shares of our capital stock that represent a majority of the combined voting power of our outstanding capital stock, it will be able to control any corporate action that requires a stockholder vote, regardless of the vote of any other stockholder (subject to certain limited exceptions for certain class votes). As a result, IAC has (and we expect will continue to have) the ability to control significant corporate activities, including:
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
In addition, pursuant to the investor rights agreement between us and IAC, IAC has the right to maintain its level of ownership in us to the extent we issue additional shares of our capital stock in the future and, pursuant to the employee matters agreement between us and IAC, IAC may receive payment for certain compensation expenses through the receipt of additional shares of our capital stock. For a more complete summary of our various agreements with IAC, see “Note 16—Related Party Transactions with IAC” to the consolidated financial statements included in “Item 8-Consolidated Financial Statements and Supplementary Data.”
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
Risks Related to Ownership of Our Class A Common Stock Before the Distribution
The multiclass structure of our capital stock has the effect of concentrating voting control with IAC and limiting the ability of holders of our Class A common stock to influence corporate matters.
Each share of our Class B common stock has ten votes per share and each share of our Class A common stock has one vote per share. As of December 31, 2024, IAC owned all of our outstanding shares of Class B common stock, and 2,588,180 outstanding shares of the Company’s Class A common stock, in total representing approximately 85.3% of our total outstanding shares of capital stock and approximately 98.3% of the total combined voting power of our outstanding capital stock. Due to the ten-to-one voting ratio between our Class B common stock and Class A common stock, IAC (and any future holders of our Class B common stock, collectively) will continue to control a substantial majority of the combined voting power of our capital stock. This concentrated control will significantly limit the ability of holders of our Class A common stock to influence matters submitted to our stockholders for approval.
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
Risks Relating to the Distribution
Some or all of the expected benefits of the Distribution may not be achieved.

The full strategic and financial benefits expected to result from the Distribution may not be achieved, or such benefits may be delayed or may never occur at all. The Distribution is expected to provide the following benefits to us, among others:

•enabling us to allocate our financial resources to meet the unique needs of our businesses and to implement our own optimal capital structure tailored to its strategy and business needs;
•greater flexibility to raise equity capital needed to fund growth, including by using our stock as equity currency to make strategic acquisitions and for employee compensation;
•a potential increase in our equity value, including through the elimination of IAC, our controlling stockholder;
•the potential to attract new investors and expanded coverage by equity research analysts, which increase, if realized, could provide us with a more efficient equity currency for acquisitions and employee compensation;
•providing our management team with undiluted focus on our specific operating and strategic priorities and customer requirements and streamlined decision-making; and
•an ability to select a board of directors with the right mix of experience, skills and other qualifications to oversee our operations as an independent company.
We may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (i) the possibility that the Distribution will not be completed, (ii) we will be more susceptible to market fluctuations and other adverse events following the consummation of the Distribution, (iii) the risk of litigation, injunctions or other legal proceedings relating to the Distribution and (iv) consummation of the Distribution will require significant amounts of management time and effort, which may divert management attention from operating and growing our business. If we fail to achieve some or all of the benefits expected to result from the Distribution, or if such benefits are delayed, our business, financial condition and results of operations could be materially and adversely affected.

If the Distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, IAC, Angi and their respective stockholders could suffer material adverse consequences.

It is a condition to the completion of the Distribution that IAC receive an opinion of its outside counsel satisfactory to the IAC board of directors, among other things, regarding the qualification of the Distribution as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355(a) of the Code. The opinion of counsel will be based and rely upon, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of IAC and the Company, including those relating to the past and future conduct of their businesses. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if any of the representations or covenants contained in any of the applicable agreements or in any document relating to the opinion of counsel are inaccurate or not complied with by IAC, the Company or any of their respective subsidiaries, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the opinion of counsel regarding the Distribution, the U.S. Internal Revenue Service (the “IRS”) could determine that the Distribution should be treated as a taxable transaction for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are inaccurate or have not been complied with. The opinion of counsel represents the judgment of such counsel and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt by IAC of the opinion of counsel, there can be no assurance that the IRS will not assert that the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, IAC and the Company and their respective stockholders could suffer material adverse consequences.

If the Distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355(a) of the Code, in general, for U.S. federal income tax purposes, IAC would recognize a taxable gain as if it had sold its Angi Class A common stock in a taxable sale for its fair market value. In such circumstance, holders of IAC common stock who receive Angi Class A common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Even if the Distribution were otherwise to qualify as a tax-free transaction under Section 355(a) of the Code, the Distribution may result in taxable gain to IAC, but not its stockholders, under

Section 355(e) of the Code if the Distribution were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in IAC or the Company. For this purpose, any acquisitions of IAC stock or Angi stock within the period beginning two years before, and ending two years after, the Distribution are presumed to be part of such a plan, although IAC or the Company may be able to rebut that presumption (including by qualifying for one or more safe harbors under applicable Treasury Regulations).

Under the existing tax sharing agreement, the Company generally is required to indemnify IAC for any taxes resulting from the failure of the Distribution to qualify for the intended tax-free treatment (and related amounts) to the extent that the failure to so qualify is attributable to: (i) an acquisition of all or a portion of the equity securities or assets of the Company, whether by merger or otherwise by any person (and regardless of whether Angi participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by the Company or (iii) any of the representations or undertakings made by the Company in any of the documents relating to the opinion of counsel being incorrect or violated. Any such indemnity obligations could be material and the satisfaction of such indemnification obligations could have a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to engage in desirable capital-raising or strategic transactions following the Distribution.

Under current U.S. federal income tax law, a distribution that otherwise qualifies for tax-free treatment can be rendered taxable to the distributing corporation and its stockholders as a result of certain post-distribution transactions, including certain acquisitions of shares or assets of the corporation the stock of which is distributed. To preserve the tax-free treatment of the Distribution, the tax sharing agreement imposes certain restrictions on the Company and its subsidiaries during the two-year period following the Distribution (including restrictions on share issuances and repurchases, business combinations, sales of assets and similar transactions). The tax sharing Agreement also prohibits the Company from taking or failing to take any action that could reasonably be expected to prevent the Distribution from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Code. These restrictions may limit the ability of the Company to pursue certain equity issuances, strategic transactions, repurchases or other transactions that it may otherwise believe to be in the best interests of its stockholders or that might increase the value of its business.

The Distribution may be abandoned by IAC at any time prior to completion, and is subject to certain closing conditions that, if not satisfied or waived, will result in the Distribution not being completed.

The IAC board of directors may abandon the Distribution at any time prior to completion. In addition, the completion of the Distribution is subject to the satisfaction (or waiver) of a number of conditions, including the final approval of the IAC board of directors. Some of the conditions to the completion of the Distribution are outside of the Company’s control. If any condition to the closing of the Distribution is not satisfied or waived, or if the IAC board of directors otherwise determines to abandon the Distribution, the Distribution will not be completed.

If IAC does not complete the Distribution, the market price of IAC or the Company’s securities may fluctuate to the extent that the current market prices of those securities reflect a market assumption that the Distribution will be completed. The Company will also be obligated to pay certain legal and accounting fees and related expenses in connection with the Distribution, whether or not the Distribution is completed. In addition, the Company has expended, and will continue to expend, management resources in an effort to complete the Distribution.

After the Distribution, actual or potential conflicts of interest may develop between the management and directors of IAC, on the one hand, and Company management and directors, on the other hand.

After the completion of the Distribution, the management and directors of IAC and the Company may own capital stock of both companies, and certain members of IAC senior management team may continue to serve as directors of the Company after the Distribution. For example, Mr. Levin, who is the current, and following the Distribution will be the former, Chief Executive Officer of IAC, will serve as Executive Chairman of Angi following the Distribution. This overlap could create (or appear to create) potential conflicts of interest when directors and executive officers affiliated with both companies face decisions that could have different implications for IAC and the Company. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between IAC and the Company regarding the relationship between IAC and the Company following the Distribution, including any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if IAC and the Company enter into any commercial arrangements in the future.

IAC or the Company may fail to perform under the agreements between them and the Company may be unable to replace some of these agreements.

IAC and the Company are party to a number of agreements that either include obligations relating to the Distribution, will be amended in connection with the Distribution or will survive the completion of the Distribution in accordance with their terms. Each party will rely on the other to satisfy its performance obligations under these agreements. If either party is unable to satisfy its obligations under these agreements, including its indemnification obligations, it could have a material adverse effect on the other party’s business, financial condition and results of operations.

In addition, the Company may be required to enter into new agreements or assume the responsibility if and when certain of these agreements with IAC terminate. We cannot assure you that the economic terms of the new arrangements will be similar to those under our current arrangements with IAC. If we are unable to renew or replace such arrangements on a comparable basis, our business, financial condition and results of operations may be materially and adversely affected.

In connection with the Distribution, IAC will indemnify us for certain liabilities, and we will indemnify IAC for certain liabilities, in each case, pursuant to existing agreements between IAC and us. If we are required to pay under these indemnities to IAC, our financial results could be negatively impacted.

Certain of the Contribution Agreements require each of IAC and the Company to indemnify the other for certain liabilities. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operations. Further, the indemnity from IAC may not be sufficient to protect us against the full amount of such liabilities, and IAC may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from IAC any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our business, financial condition and results of operations.

The synergies that IAC achieves with all of its businesses under the same corporate structure, and the benefits of those synergies that the Company enjoys, will cease to exist with regard to our businesses following the Distribution.

Currently, IAC’s businesses share certain economies of scale in costs, human capital, vendor relationships and customer relationships with our businesses. While we expect to enter into third party agreements with respect to these matters after the Distribution, those arrangements may not fully capture the benefits that our businesses currently enjoy as a result of IAC’s majority ownership. The loss of these benefits as a consequence of the Distribution could have an adverse effect on our business, financial condition and results of operations.

IAC will provide certain services to us pursuant to a services agreement following the Distribution. When such services terminate, we will be required to replace such services, and the economic terms of the new arrangements may be less favorable to us.

IAC and the Company are party to a services agreement. In connection with the Distribution, we and IAC anticipate that we will update the schedule of services under the existing services agreement to provide that following the Distribution, IAC will provide us, for a fee, specified support services related to corporate functions for various terms following the Distribution (not to exceed one year), such as information security, legal, finance, human resources, tax, treasury services and participation in IAC’s U.S. health and welfare, 401(k) and flexible benefits plans. As each of the foregoing services terminate, we will be required to enter into new agreements or assume the responsibility for these functions. We cannot assure you that the economic terms of the new arrangements will be similar to those under our current arrangements with IAC. If we are unable to renew or replace such arrangements on a comparable basis, our business, financial condition and results of operations may be materially and adversely affected.

The Distribution may result in litigation and/or regulatory inquiries and investigations, which would harm our business, financial condition and results of operations and could divert management attention.

In the past, securities class action litigation and/or shareholder derivative litigation and inquiries or investigations by regulatory authorities have often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, such as the Distribution. Any litigation or investigation relating to the Distribution against us or IAC, whether or not resolved in either party’s favor, could result in substantial costs and divert management’s attention from other business concerns, which could adversely affect our business, financial condition and results of operations and the ultimate value of our Class A common stock.

Risks Relating to Ownership of Our Class A Common Stock Following the Distribution

The value of the shares of Class A common stock that current holders of IAC capital stock receive in the Distribution might be less than the value of shares of Class A common stock prior to the Distribution.

If the Distribution is completed, holders of IAC common stock and IAC Class B common stock will receive shares of our Class A common stock. The prices at which shares of our Class A common stock may trade at post-Distribution are unpredictable. The market value of one share of our Class A common stock following the Distribution may be less than, equal to or greater than the market value of one share of our Class A common stock prior to the Distribution.

Additionally, the value of shares of our Class A commons stock may be negatively impacted by a number of factors after the completion of the Distribution. Some of these matters are described in these risk factors, and others may or may not have been identified by us prior to the completion of the Distribution, and many of them are not within our control.

The market price and trading volume of our Class A common stock may be volatile and may face negative pressure.

We cannot accurately predict how our investors will behave after the Distribution. The market price for our shares of Class A common stock following the Distribution may be more volatile than the market price of our Class A common stock before the Distribution. The market price of shares of our Class A common stock could fluctuate significantly for many reasons, including the risks identified in this annual report or reasons unrelated to our performance. Among the factors that could affect the stock price of our Class A common stock are:

•actual or anticipated fluctuations in operating results;
•changes in earnings estimated by securities analysts or in our ability to meet those estimates;
•the operating and stock price performance of comparable companies;
•changes to the regulatory and legal environment under which we operate;
•changes in relationships with significant customers; and
•domestic and worldwide economic conditions.

These factors, among others, may result in short- or long-term negative pressure on the value of our Class A common stock.

Substantial sales of our Class A common stock following the Distribution, or the perception that such sales might occur, could depress the market price of our Class A common stock.

Holders of IAC common stock or IAC Class B common stock may not wish to continue to hold the shares of our Class A common stock that they will receive as a result of the Distribution, which may lead to the disposition of a substantial number of shares of our Class A common stock following the Distribution. There is no assurance that there will be sufficient buying interest to offset any such sales, and, accordingly, the price of our Class A common stock may be depressed by those sales, or by the perception that such sales may occur, and have periods of volatility.

After the Distribution, our Class A common stock may not qualify for investment indices. In addition, our Class A common stock may fail to meet the investment guidelines of institutional investors. In either case, these factors may negatively impact the price of our Class A common stock and may impair our ability to raise capital through the sale of securities.

Some of the holders of IAC common stock are index funds tied to Nasdaq or other stock or investment indices, or are institutional investors bound by various investment guidelines. Companies are generally selected for investment indices, and in some cases selected by institutional investors, based on factors such as market capitalization, industry, trading liquidity and financial condition. Following the Distribution, our Class A common stock may not qualify for those investment indices. In addition, shares of our Class A common stock that are received in the Distribution may not meet the investment guidelines of some institutional investors. Consequently, these index funds and institutional investors may have to sell some or all of the shares of our Class A common stock they receive in the Distribution, and the price of shares of our Class A common stock may fall as a result. Any such decline could impair our ability to raise capital through future sales of securities.

We do not expect to declare any regular cash dividends in the foreseeable future.

We do not expect to pay cash dividends on our capital stock in the near term. Instead, we anticipate that our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:

•our historical and projected financial condition, liquidity and results of operations;
•our capital levels and needs;
•tax considerations;
•any acquisitions or potential acquisitions that we may consider;

•statutory and regulatory prohibitions and other limitations;
•the terms of any credit agreements or other borrowing arrangements that will restrict our ability to pay cash dividends;
•general economic conditions; and
•other factors deemed relevant by our board of directors.

In the absence of dividends, investors may need to rely on sales of their shares of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains.

Provisions in our certificate of incorporation and bylaws or Delaware law may discourage, delay or prevent a change of control, or changes in management and, therefore, depress the trading price of our Class A common stock.

The DGCL and our certificate of incorporation and bylaws currently contain provisions, and will be amended in connection with the Distribution to include provisions, that could discourage, delay or prevent a change in control, or changes in management that stockholders may deem advantageous, and provisions which:

•provide that, from and after the completion of the Distribution until our 2032 meeting of stockholders, our board of directors will be divided into classes, which could have the effect of making the replacement of incumbent directors more time-consuming and difficult;
•provide that, as long as our board of directors is classified, members of our board of directors can be removed by stockholders only for cause;
•provide that holders of our Class A common stock will not have the right to act by written consent following the Distribution;
•provide that vacancies on our board of directors may be filled only by the remaining directors following the Distribution;
•provide that, after the Distribution, we will be subject to the Delaware statute governing business combinations with interested stockholders;
•authorize the issuance of “blank check” preferred stock or authorized but unissued shares of Class B common stock and/or Class C common stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;
•provide that our board of directors is expressly authorized to make, alter or repeal the bylaws;
•provide that there will not be cumulative voting on the election of directors; and
•establish advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors, other than nominations made by or at the direction of our board of directors.

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying, deterring or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Class A common stock, and could also affect the price that some investors are willing to pay for such shares.

Our bylaws designate specified courts as the sole and exclusive forum for certain types of actions or proceedings that may be initiated by our stockholders, which could discourage lawsuits against the Company and its directors, officers and other employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, a state court located in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for:

•any derivative action or proceeding brought on behalf of the Company;
•any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee of the Company to the Company or its stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty;
•any action asserting a claim against the Company or any current or former director or officer or other employee of the Company arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws;
•any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine; and
•any action asserting an “internal corporate claim,” as that term is defined in Section 115 of the DGCL.

The exclusive forum provisions do not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended. The enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court could find the exclusive forum provisions in our bylaws to be inapplicable or unenforceable.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder may find favorable for disputes with the Company or its directors, officers or employees, and may discourage lawsuits with respect to such claims and may increase the costs to bring such claims. Alternatively, if a court were to find these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above for each company, the applicable company may incur additional costs associated with resolving such disputes in other jurisdictions, which could have an adverse impact on the applicable company’s business and financial condition.

If securities or industry analysts do not publish research or publish unfavorable research about us, the price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock is, and will continue to be, influenced by the research and reports that industry or securities analysts publish about us and our business. If one or more of these analysts ceases coverage, or fails to publish reports about the applicable company regularly, we could lose visibility in the financial markets, which in turn could cause our stock price and/or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover us may change their recommendations, and the stock price could decline.
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
Third-party risk management efforts. In addition to the assessment, identification and management of our own cybersecurity related risks, we also consider and evaluate cybersecurity risks associated with certain third-party service providers upon which we rely for a wide variety of technical and business functions. Our efforts in this regard consist of (among other efforts): (i) security assessments to determine whether key third-party service provider information security procedures meet our expectations, (ii) the use of a monitoring service that detects evidence of the compromise of key third-party service provider systems, technology and infrastructure, (iii) assessments designed to identify business and technical risks to our systems, technology and infrastructure posed by key third-party service providers and (iv) the development of strategies to determine the potential adverse impact of, and develop mitigation strategies for, any cybersecurity incidents experienced by key third-party service providers on our business, financial condition and results of operations.
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
Cybersecurity Risks
As discussed above and under Item 1A. Risk Factors—General Risk Factors, we face a number of cybersecurity risks across our various businesses, and from time to time we have experienced threats to and unauthorized intrusions of our systems, technology and infrastructure. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. While we have implemented a risk management process designed to mitigate cybersecurity risks that arise from utilizing third-party service providers, suppliers, and vendors, our control over and ability to monitor the security posture of third parties with whom we do business remains limited and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure.
Item 2.    Properties
We believe that the facilities for our management and operations are generally adequate for our current and near-term future needs. Our facilities, most of which are leased, consist of executive and administrative offices, sales offices and data centers. We do not anticipate any future problems renewing or obtaining suitable leases for us or any of our businesses. We currently lease approximately 101,000 square feet of office for our corporate headquarters, Angi business and administrative and sales force personnel in Denver, Colorado.
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
The Company remains confident in its ability to prevail on the merits and will continue to defend vigorously against the allegations in this litigation.

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
As of February 7, 2025, there were 22 holders of record of our Class A common stock. Because the substantial majority of the outstanding shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 7, 2025, there was one holder of record and beneficial shareholder of our Class B common stock.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of our Class A or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company’s board of directors.
Unregistered Sales of Equity Securities
There were no unregistered sales of our capital stock during the quarter ended December 31, 2024.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the quarter ended December 31, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 2024	869,728	$2.48	869,728	23,338,661
November 2024	259,458	$2.50	259,458	23,079,203
December 2024	—	$—	—	23,079,203
Total	1,129,186	$2.49	1,129,186	23,079,203
________________________________________
(1)On August 2, 2024, the board of directors of the Company approved a new stock repurchase authorization of 25 million shares (the “2024 Share Authorization”). Reflects repurchases made pursuant to the 2024 Share Authorization.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of December 31, 2024 pursuant to the 2024 Share Authorization. The Company may repurchase shares pursuant to the 2024 Share Authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
From January 1, 2025 through February 7, 2025, the Company did not repurchase any additional shares. As of February 7, 2025, there were approximately 23.1 million shares remaining in the 2024 Share Authorization.
Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 168,000 Transacting Professionals (as defined below) during the three months ended December 31, 2024. Additionally, consumers turned to at least one of our businesses to find a professional for approximately 17 million projects during the twelve months ended December 31, 2024.
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
The Company also owns and operates international businesses that connect consumers with home professionals. The business models of our international businesses differ in certain respects from the business models of our various domestic businesses.
The Company primarily markets its services to consumers through search engine marketing, affiliate agreements with third parties, and television advertising. The Company also markets its services to consumers through email, digital display advertisements, partnerships with other contextually related websites and, to a lesser extent, through relationships with certain retailers, direct mail and radio advertising. The Company markets subscription packages and time-based advertising to professionals primarily through its sales force, as well as through search engine marketing, digital media advertising, and direct relationships with trade associations and manufacturers.
Proposed Spin-off
On January 13, 2025, IAC announced that its board of directors approved a plan to spin off its full stake in the Company to IAC stockholders. IAC intends to effect the spin-off through a dividend to the holders of its common stock and Class B common stock of all of the common stock of the Company owned by IAC (the “Distribution”). Prior to the effective time of the Distribution, IAC intends to voluntarily convert all of the shares of our Class B common stock that it owns to shares of Class A common stock. The completion of the Distribution remains subject to customary conditions and to the final approval of IAC's board of directors and may not be completed, on the anticipated terms or at all. IAC expects to complete the Distribution as soon as March 31, 2025.
Total Home Roofing, LLC Sale
On November 1, 2023, Angi completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“THR,” which comprised its former Roofing segment), which is reflected as a discontinued operation in its financial statements. For additional details, see “Note 17—Discontinued Operations” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this annual report, which include the principal operating metrics we use in managing our business, are defined below:
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
•International Revenue primarily comprises revenue generated within the International segment (consisting of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from professionals.
•Other primarily comprises costs for corporate initiatives, shared costs (such as executive and public company costs) and other expenses not allocated to the operating segments.
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
Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), revenue from professionals under contract for advertising, membership subscription revenue from professionals and consumers, and revenue from other services. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Services revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through the Company’s platform and the Company engages a professional to perform the service. International revenue primarily comprises consumer connection revenue for consumer matches and membership subscription revenue from professionals.
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, we modified the Services terms and conditions so that the professional, rather than Angi, has the contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the year ended December 31, 2022, if Services revenue was recorded on a net basis, revenue would have been reduced by $242.6 million.
Cost of Revenue and Gross Profit
Cost of revenue, which excludes depreciation, consists primarily of (i) credit card processing fees, (ii) hosting fees, and (iii) payments made to independent third-party professionals who perform work contracted under Services arrangements that were entered into prior to January 1, 2023 and the change to net revenue reporting described above.

Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue.
Operating Costs and Expenses:
•Selling and marketing expense - consists primarily of (i) advertising expenditures, which include marketing fees to promote the brand to consumers and professionals with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, and (b) offline marketing, which is primarily television, streaming, and radio advertising, (ii) compensation expense (including stock-based compensation expense) and other employee-related costs for our sales and marketing personnel, (iii) service guarantee expense, (iv) software license and maintenance costs, and (v) outsourced personnel costs.
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
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.

Results of Operations for the Years Ended December 31, 2024 and 2023
The following discussion should be read in conjunction with Item 8. Consolidated Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the annual audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024.
Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$606,560	$781,089	$(174,529)	(22)%
Advertising revenue	312,281	290,799	21,482	7%
Membership subscription revenue	43,076	52,305	(9,229)	(18)%
Other revenue	684	715	(31)	(4)%
Total Ads and Leads revenue	962,601	1,124,908	(162,307)	(14)%
Services revenue	93,521	118,033	(24,512)	(21)%
Total Domestic revenue	1,056,122	1,242,941	(186,819)	(15)%
International
Consumer connection revenue	106,324	92,635	13,689	15%
Professional membership subscription revenue	21,709	22,548	(839)	(4)%
Other revenue	957	624	333	53%
Total International revenue	128,990	115,807	13,183	11%
Total revenue	$1,185,112	$1,358,748	$(173,636)	(13)%

Percentage of Total Revenue:
Domestic	89%	91%
International	11%	9%
Total revenue	100%	100%

	Year Ended December 31,
	2024	2023	# Change	% Change
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests	17,184	23,255	(6,071)	(26)%
Monetized Transactions	24,381	27,111	(2,730)	(10)%
Transacting Pros	168	196	(28)	(14)%

Ads and Leads revenue decreased $162.3 million, or 14%, due primarily to decreases in consumer connection revenue of $174.5 million, or 22%, and membership subscription revenue of $9.2 million, or 18%, partially offset by an increase of $21.5 million, or 7%, in advertising revenue. The decrease in consumer connection revenue was driven by ongoing user-experience enhancements as well as lower sales and marketing spend, resulting in both lower Service Requests and lower acquisition of new professionals. The decrease in membership subscription revenue was primarily due to a decrease in professionals in the Angi network. The increase in advertising revenue was primarily due to an increase in advertising sold through our sales force.
Services revenue decreased $24.5 million, or 21%, due primarily to fewer Service Requests as a result of certain efforts described in Ads and Leads above. In addition, the decrease in revenue reflects the residual impact from contracts entered into prior to January 1, 2023 and recognized as gross revenue in the first quarter of 2023. Effective January 1, 2023, we modified the Services terms and conditions resulting in net revenue reporting.

International revenue increased $13.2 million, or 11%, due primarily to a larger professional network and higher revenue per professional.
Cost of revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$57,578	$62,547	$(4,969)	(8)%
As a percentage of revenue	5%	5%
Services cost of revenue decreased $9.3 million, or 42%, and decreased as a percentage of revenue, due primarily to a $7.9 million decrease in payments to third-party professionals primarily reflecting the residual impact from contracts entered into prior to January 1, 2023 and recognized as gross revenue in the first quarter of 2023 and lower revenue and a $1.2 million decrease in credit card processing fees attributable to lower revenue.
Ads and Leads cost of revenue increased $3.3 million, or 9%, and increased as a percentage of revenue, due primarily to higher hosting fees of $6.2 million attributable, in part, to the migration of data to a third-party computing platform, partially offset by lower credit card processing fees of $2.9 million attributable to lower revenue.
Gross profit

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Revenue	$1,185,112	$1,358,748	$(173,636)	(13)%
Cost of revenue (exclusive of depreciation shown separately below)	57,578	62,547	(4,969)	(8)%
Gross profit	$1,127,534	$1,296,201	$(168,667)	(13)%

Gross margin	95%	95%		—%
Angi gross profit decreased $168.7 million, or 13%, due primarily to the decrease in revenue described in the revenue discussion above.
Selling and marketing expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$601,638	$765,205	$(163,567)	(21)%
As a percentage of revenue	51%	56%
Ads and Leads selling and marketing expense decreased $169.0 million, or 25%, driven by decreases of $129.9 million in advertising expense and compensation expense of $34.1 million. The decrease in advertising expense was due primarily to improved marketing efficiencies, including optimizations to matching and online bidding that resulted in fewer Service Requests but increased Monetized Transactions per Service Request and a decrease in offline media spend. The decrease in compensation expense was due primarily to a reduction in headcount.
International selling and marketing expense increased $2.8 million, or 8%, driven by an increase of $3.3 million in advertising expense due to an increase in online advertising to acquire new professionals and increase Service Requests.

General and administrative expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$319,999	$359,389	$(39,390)	(11)%
As a percentage of revenue	27%	26%
Ads and Leads general and administrative expense decreased $31.7 million, or 15%, due primarily to decreases of $22.9 million in the provision for credit losses, $7.5 million in software license and maintenance costs, and $3.8 million in third-party wages, partially offset by an increase of $3.2 million in lease expense. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in software license and maintenance costs and third-party wages are due primarily to reduced costs related to customer support services. The increase in lease expense is primarily due to impairment charges of $6.8 million of right-of-use assets (“ROU assets”) in the first half of 2024, partially offset by a gain on lease termination of $2.0 million in the second half of 2024, both related to the Company reducing its real estate footprint.
Services general and administrative expense decreased $13.2 million, or 30%, due primarily to decreases of $9.2 million in compensation expense and $3.3 million in third-party wages. The decrease in compensation expense is due primarily to a reduction in headcount. The decrease in third-party wages is due primarily to reduced costs related to customer support services.
International general and administrative expense increased $3.0 million, or 8%, due primarily to increases of $3.0 million in the provision for credit losses, $1.8 million in taxes, and $1.6 million in professional fees, partially offset by a decrease of $2.2 million in compensation expense. The increase in the provision for credit losses is due primarily to reduced collection rates and higher revenue, the increase in taxes is due primarily to digital services tax, and the increase in professional fees is due primarily to an increase in consulting costs. The decrease in compensation expense is due primarily to a reduction in headcount.
Product development expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Product development expense	$95,360	$96,543	$(1,183)	(1)%
As a percentage of revenue	8%	7%
Product development expense decreased 1% compared to the year ended December 31, 2023.
Depreciation

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Depreciation	$86,052	$93,604	$(7,552)	(8)%
As a percentage of revenue	7%	7%
Depreciation decreased $7.6 million, or 8%, due primarily to a reduction in depreciation of capitalized software largely as a result of assets fully depreciating in current and previous periods, partially offset by the impairment of certain leasehold improvements and furniture and equipment in connection with the reduction of our real estate footprint in 2024.

Amortization of intangibles

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Amortization of intangibles	$2,600	$7,958	$(5,358)	(67)%
As a percentage of revenue	NM	1%
Amortization of intangibles decreased $5.4 million due to all intangible assets becoming fully amortized during the year ended December 31, 2023, partially offset by an impairment charge of $2.6 million related to a certain indefinite-lived trade name at Services during the year ended December 31, 2024.
Operating income (loss)

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Ads and Leads	$94,428	$50,043	$44,385	89%
Services	(19,440)	(23,450)	4,010	17%
Other	(64,845)	(61,377)	(3,468)	(6)%
Total Domestic	10,143	(34,784)	44,927	NM
International	11,742	8,286	3,456	42%
Total	$21,885	$(26,498)	$48,383	NM

As a percentage of revenue	2%	(2)%
________________________
NM = Not meaningful
Operating income increased from an operating loss for 2024 compared to 2023 due primarily to the factors described above in the revenue, cost of revenue, sales and marketing, general and administrative, product development, depreciation, and amortization of intangibles expense discussions.
At December 31, 2024, there was $36.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.14 years.
Adjusted EBITDA

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Ads and Leads	$180,334	$147,357	$32,977	22%
Services	4,469	8,123	(3,654)	(45)%
Other	(55,441)	(50,076)	(5,365)	(11)%
Total Domestic	129,362	105,404	23,958	23%
International	15,953	13,074	2,879	22%
Total	$145,315	$118,478	$26,837	23%

As a percentage of revenue	12%	9%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
Ads and Leads Adjusted EBITDA increased $33.0 million, or 22%, to $180.3 million, and increased as a percentage of revenue, driven by lower selling and marketing expense due to improved marketing efficiency and lower general and administrative expense due to decreases in the provision for credit losses, software license and maintenance costs, and third-party wages, partially offset by an increase in lease expense.
Services Adjusted EBITDA decreased $3.7 million, or 45%, and decreased as a percentage of revenue, driven by lower gross profit, partially offset by lower compensation costs and other operating expenses.
Other Adjusted EBITDA loss increased $5.4 million, or 11%, to $55.4 million, driven by an increase in compensation expense.
International Adjusted EBITDA increased $2.9 million, 22%, to $16.0 million, and increased as a percentage of revenue, driven by an increase in revenue and continued operating expense leverage.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 6—Long-term Debt” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands)
Interest expense	$(20,169)	$(20,137)	$(32)	—%
Interest expense was flat for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Other income, net

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands)
Other income, net	$18,361	$18,427	$(66)	—%
Other income, net in 2024 primarily includes interest income of $19.6 million.
Other income, net in 2023 primarily includes interest income of $17.1 million, partially offset by net foreign currency exchange losses of $1.2 million.

Income tax benefit (provision)

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Income tax benefit (provision)	$16,771	$(1,839)	$18,610	NM
Effective income tax rate	NM	NM
In 2024, the Company recorded an income tax benefit, despite pre-tax income, due primarily to the valuation allowance release for foreign net operating losses and research credits, partially offset by tax shortfalls generated by the vesting and exercise of stock-based awards, unbenefited foreign losses, and nondeductible executive compensation expense. Following the purchase of the remaining noncontrolling interests of a foreign subsidiary, we reorganized the related business operations, which resulted in the release of a valuation allowance for foreign net operating losses in the amount of $31.1 million as a discrete item in the third quarter because we are now forecasting the utilization of these net operating losses within the foreseeable future.

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
Non-Cash Expenses That Are Excluded from Our Non-GAAP Measure
Stock-based compensation expense consists of expense associated with grants, including stock appreciation rights, restricted stock units (“RSUs”), stock options, performance-based RSUs (“PSUs”) and market-based awards. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base; we also include the related shares in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method. PSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). The Company is currently settling all stock-based awards on a net basis and remits the required tax-withholding amounts from its current funds.
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

The following tables reconcile operating income (loss) to Adjusted EBITDA for the Company's reportable segments and net earnings (loss) attributable to Angi shareholders:

	Year Ended December 31, 2024
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Ads and Leads	$94,428	$20,415	$65,491	$—	$180,334
Services	(19,440)	3,835	17,474	2,600	4,469
Other	(64,845)	9,404	—	—	(55,441)
International	11,742	1,124	3,087	—	15,953
Total	21,885	$34,778	$86,052	$2,600	$145,315
Interest expense	(20,169)
Other income, net	18,361
Earnings before income taxes	20,077
Income tax benefit	16,771
Net earnings	36,848
Net earnings attributable to noncontrolling interests	(844)
Net earnings attributable to Angi Inc. shareholders	$36,004

	Year Ended December 31, 2023
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Ads and Leads	$50,043	$23,145	$66,211	$7,958	$147,357
Services	(23,450)	7,586	23,987	—	8,123
Other	(61,377)	11,301	—	—	(50,076)
International	8,286	1,382	3,406	—	13,074
Total	(26,498)	$43,414	$93,604	$7,958	$118,478
Interest expense	(20,137)
Other income, net	18,427
Loss from continuing operations before income taxes	(28,208)
Income tax provision	(1,839)
Net loss from continuing operations	(30,047)
Loss from discontinued operations, net of tax	(10,264)
Net loss	(40,311)
Net earnings attributable to noncontrolling interests	(629)
Net loss attributable to Angi Inc. shareholders	$(40,940)

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	December 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents:
United States	$411,298	$354,341
All other countries	5,136	9,703
Total cash and cash equivalents	$416,434	$364,044

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	3,160	3,953
Total long-term debt, net	$496,840	$496,047
At December 31, 2024, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 6—Long-term Debt” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$155,941	$94,184
Investing activities attributable to continuing operations	$(50,411)	$(46,557)
Financing activities attributable to continuing operations	$(53,759)	$(16,983)
Net cash provided by operating activities attributable to continuing operations consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include depreciation, provision for credit losses, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), deferred income taxes, and amortization and impairment of intangibles.
2024
Adjustments to net earnings attributable to continuing operations consist primarily of $86.1 million of depreciation, $57.3 million of provision for credit losses, $34.8 million of stock-based compensation expense, $16.0 million of non-cash lease expense (including impairment of right-of-use assets), partially offset by $24.0 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $45.4 million in accounts receivable and decreases of $19.4 million in operating lease liabilities and $7.7 million in deferred revenue, partially offset by a decrease of $28.9 million in other assets. The increase in accounts receivable is due to timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in deferred revenue is due primarily to lower annual memberships, primarily at Ads and Leads. The decrease in other assets is due primarily to lower capitalized sales commissions which were impacted by a reduction in the size of the salesforce, a larger portion of sales commissions being expensed rather than capitalized in the period, and a shift to annual bonuses for roles that previously received commissions as well as a payment received related to insurance coverage for previously incurred legal fees and a decrease in prepaid hosting services.
Net cash used in investing activities attributable to continuing operations includes capital expenditures of $50.5 million primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities attributable to continuing operations includes $28.6 million for the repurchase of 12.6 million shares of the Company’s Class A common stock, on a settlement date basis, at an average price of $2.27 per share,

$16.0 million for the purchase of the remaining noncontrolling interests of a foreign subsidiary, and $7.6 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

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
Net cash used in financing activities attributable to continuing operations includes $10.9 million for the repurchase of 4.4 million shares of the Company’s Class A common stock, on a settlement date basis, at an average price of $2.50 per share and $6.0 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.
Discontinued Operations
Net cash provided by discontinued operations of $11.0 million for the year ended December 31, 2023, relates to the operations of THR. The Company does not expect cash flows from discontinued operations following the sale of THR on November 1, 2023.
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the year ended December 31, 2024, the Company repurchased 12.5 million shares of its Class A common stock, on a trade date basis, at an average price of $2.27 per share, or $28.4 million in aggregate. During the fourth quarter of 2023, the Company announced its intent to repurchase the 14.0 million shares remaining in its stock repurchase authorization from March 2020 (the “2020 Share Authorization”). On August 2, 2024, the board of directors of the Company approved a new stock repurchase authorization of 25 million shares (the “2024 Share Authorization”). As of August 19, 2024, the Company had no shares remaining under the 2020 Authorization. From January 1, 2025 through February 7, 2025, the Company did not repurchase any additional shares. As of February 7, 2025, the Company had 23.1 million shares remaining in the 2024 Share Authorization.
The Company may repurchase shares pursuant to the 2024 Share Authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors the Company’s management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
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

The Company has material purchase obligations which represent legally binding agreements to purchase goods and services that specify all significant terms. Future payments under these agreements at December 31, 2024 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$14,154	$5,439	$—	$—	$19,593
Purchase obligations include $11.5 million related to technology contracts spend to be made in 2025.
Capital Expenditures
The Company’s 2025 capital expenditures are expected to be higher than 2024 capital expenditures of $50.5 million by approximately 15% to 25% due to an increase related to capitalized software.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
At December 31, 2024, IAC held 2.6 million of the Company’s outstanding Class A shares and all of the Company’s outstanding Class B shares, which represented 85.3% of the Company’s economic interest and 98.3% of the Company’s voting interest as of that date. As a result, IAC has the ability to control the Company’s financing activities, including the issuance of additional debt and equity securities by the Company or any of its subsidiaries, or the incurrence of other indebtedness generally. While the Company is expected to have the ability to access debt and equity markets if needed, such transactions may require the approval of IAC due to its control of the majority of the outstanding voting power of the Company’s capital stock and its representation on the Company’s board of directors.
On January 13, 2025, IAC and Joseph Levin, IAC’s Chief Executive Officer, entered into an Employment Transition Agreement (the “Agreement”). Pursuant to the Agreement, IAC transferred 5.0 million shares of Angi Class B common stock held by IAC to Mr. Levin. Also pursuant to the Agreement, Mr. Levin converted all shares of Class B common stock into shares of Class A common stock. As of February 7, 2025, IAC’s economic and voting interests in the Company were 84.2% and 98.1%, respectively.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of the Company’s accounting policies contained in “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included “Item 8. Consolidated Financial Statements and Supplementary Data” in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.

Credit Losses
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance when it has determined that all or a portion of the receivable will not be collected. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation to the Company and any other forward-looking data regarding customers’ ability to pay that is available. The duration of time between the Company’s issuance of an invoice and payment due date is not significant. The carrying value of the credit loss allowance is $20.5 million and $24.7 million at December 31, 2024 and 2023, respectively. The provision for credit losses was $57.3 million and $79.4 million for the years ended December 31, 2024 and 2023, respectively.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $883.4 million and $886.0 million at December 31, 2024 and 2023, respectively. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $167.7 million and $170.8 million at December 31, 2024 and 2023, respectively.
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

For the Company’s annual goodwill test as of October 1, 2024, the Company performed a qualitative assessment of the International reporting unit to evaluate whether it is more likely than not that the fair value of this reporting unit was in excess of its carrying value.

The primary factors that the Company considered in its qualitative assessment for the International reporting unit at October 1, 2024 are described below:

•The Company considered the strong forecasted operating performance, in addition to actual operating results in the current year, of the International reporting unit.
•The Company prepared a valuation of the International reporting unit primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of this business as of June 30, 2024. This valuation was prepared time proximate to, however, not as of October 1, 2024. The fair value of the International reporting unit was in excess of its October 1, 2024 carrying value.

For the Company’s annual goodwill test at October 1, 2024, the Company quantitatively tested the Ads and Leads and Services reporting units. The Company’s quantitative tests resulted in no impairments.

Given the decline in the Company’s stock price after October 1, 2024, the Company subsequently quantitatively tested all reporting units with goodwill as of December 31, 2024, and no impairments were noted.

The October 1, 2023 annual assessment of goodwill did not identify any impairments.

The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative tests as of December 31, 2024 for determining the fair value of the Company’s Ads and Leads, Services, and International reporting units were 13%, 14%, and 15%, respectively. The discount rates used in the quantitative tests as of October 1, 2024 for determining the fair value of the Company’s Ads and Leads and Services reporting units were 12.5% and 13.5%, respectively. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

As a result of the valuation process, we determined that the fair value of the Ads and Leads and Services reporting units exceeded the carrying value and thus there was no impairment of goodwill in 2024. The fair value based on the valuation exceeded the carrying value of the Ads and Leads and Services reporting units by $494.5 million and $20.0 million, respectively, as of December 31, 2024.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 12.5% to 14.5% in 2024 and 15% to 17% in 2023, and the royalty rates used ranged from 2.5% to 4.5% in both 2024 and 2023.
In the fourth quarter of 2024, the Company identified an impairment charge of $2.6 million related to a certain indefinite-lived trade name at Services. The discount rate used to value this trade name was 14.0%, and the royalty rate was 2.5%. The impairment of the indefinite-lived intangible asset is included in “Amortization of intangibles” in the statement of operations.
The October 1, 2023 annual assessment of indefinite-lived intangible assets did not identify any impairments.
Software Development Costs
We capitalize internally developed software costs (including employee payroll costs, stock-based compensation and benefit costs as well as third party production costs) subsequent to identifying technological feasibility of the software project. Significant management judgement is required in assessing when technological feasibility is established.
Depreciation of internally developed software commences when the software is available for release for its intended use and is recorded on a straight-line basis over the estimated useful life of the software, which is typically 2-3 years. The net carrying value of capitalized software is $73.1 million and $92.3 million at December 31, 2024 and 2023, respectively.

Income Taxes
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax benefit and/or provision has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision or benefit computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the statement of shareholders’ equity and financing activities within the statement of cash flows. The portion of the December 31, 2024 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $87.3 million.

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2024 and 2023, the balance of the Company’s net deferred tax asset is $167.6 million and $145.4 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2024 and 2023, the Company has unrecognized tax benefits, including interest, of $9.7 million and $8.1 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2024, the Company is in a three-year cumulative loss position. The Company’s most significant net deferred tax asset that could expire relates to U.S. federal net operating loss (“NOL”) carryforwards of $72.6 million. The Company expects to generate sufficient future taxable income of at least $345.9 million prior to the expiration of these NOLs, the majority of which expire between 2035 and 2037, to fully realize this deferred tax asset.
Stock-Based Compensation
Stock-based compensation at the Company is inherently complex. Our desire is to attract, retain, incentivize and reward our management team and employees at the Company by allowing them to benefit directly from the value they help to create. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of Angi or in the equity of one of our subsidiaries. We further refine this approach by tailoring certain equity awards to the applicable circumstances. For example, we issue certain equity awards for which vesting is linked to the achievement of a performance target such as revenue or profits; these awards are referred to as PSUs. In other cases, we link the vesting of equity awards to the achievement of a value target for a subsidiary or Angi’s stock price, as applicable; these awards are referred to as market-based awards (“MSUs”). The nature and variety of these types of equity-based awards creates complexity in our determination of stock-based compensation expense.
Business combinations may result in the modification of equity awards, which may create additional complexity and additional stock-based compensation expense. Also, our internal reorganizations can also lead to modifications of equity awards and may result in additional complexity and stock-based compensation expense.
Finally, the means by which we settle our equity-based awards also introduces complexity into our financial reporting. We provide a path to liquidity by settling the subsidiary denominated awards in IAC or Angi shares. In addition, certain former Angi stock appreciation rights can be settled in IAC or Angi awards at IAC’s election. These features increase the complexity of our earnings per share calculations.
Stock-based compensation expense reflected in our statements of operations includes expense related to the Company’s RSU awards, including MSUs and PSUs, stock options, stock appreciation rights, equity instruments denominated in shares of one of our subsidiaries, and an allocation of expense related to IAC denominated restricted stock.
The Company recorded stock-based compensation expense of $34.8 million and $43.4 million for the years ended December 31, 2024 and 2023, respectively.
The Company issues RSUs, PSUs and MSUs. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying Angi’s common stock and expensed as stock-based compensation expense over the vesting term. For PSUs, the value of the instrument is measured at the grant date as the fair value of the underlying Angi’s common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For MSUs, a lattice model is used to estimate the value of the awards. The Company also issues stock options and stock appreciation rights. The Company estimates the fair value of newly granted or modified stock appreciation rights and stock options, including equity instruments denominated in shares of one of our subsidiaries, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, the most significant of which include expected term, expected volatility of the underlying shares, risk-free interest rates and the expected dividend yield. In addition, the recognition of stock-based compensation expense is impacted by our estimated forfeiture rates, which are based, in part, on historical forfeiture rates. For stock appreciation rights and stock options, including equity instruments denominated in shares of one of our subsidiaries, the grant date fair value of the award is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is the vesting period of the award.
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
At December 31, 2024, the principal amount of the Company’s outstanding debt comprises $500.0 million of ANGI Group Senior Notes, which bear interest at a fixed rate. If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $16.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.
Foreign Currency Exchange Risk
The Company has operations in certain foreign markets, primarily in various jurisdictions within the European Union, the United Kingdom, and Canada. The Company has exposure to foreign currency exchange risk related to its foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of the Company’s international businesses into U.S. dollars affects year-over-year comparability of operating results.
In addition, certain of the Company’s U.S. operations have customers in international markets. International revenue, including revenue of our operations located outside the U.S., which is measured based upon where the customer is located, accounted for 11% and 9% for the years ended December 31, 2024 and 2023, respectively.

The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity’s functional currency. The Company recorded foreign exchange (losses) and gains of $(0.7) million and $1.2 million for the year ended December 31, 2024 and 2023, respectively.
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

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Angi Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Angi Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Processed by Highly Automated Proprietary Systems – Consumer Connection Revenue
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s revenue primarily consists of domestic Ads and Leads revenue. Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by service professionals for consumer matches. Domestic consumer connection revenue was $606.6 million, as disclosed in Note 9, for the year ended December 31, 2024, which represents 51% of consolidated revenue for the year. The Company’s domestic consumer connection revenue is based on contractual terms with the Company’s customers and is comprised of a significant volume of low-dollar transactions. The processing and recording of domestic consumer connection revenue is highly automated within the Company’s information technology (“IT”) systems that are principally proprietary.
Given the complexity of the IT systems involved, auditing domestic consumer connection revenue required a significant extent of effort and increased involvement of professionals with expertise in IT to identify, test, and evaluate the Company’s relevant systems and automated controls utilized to process and record these transactions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls related to the recording and accounting for domestic consumer connection revenue. With the involvement of IT professionals, we identified the relevant systems used by the Company to process, calculate, and record revenue. Where applicable, we tested the IT general controls over those systems, including testing of user access controls, change management controls, and IT operations controls as well as certain automated application controls related to the recording of revenue at period end. We also tested the Company’s controls to address the completeness and accuracy of transaction data.
Our audit procedures related to the Company’s domestic consumer connection revenue also included reconciling revenue recorded to cash received, testing the details for a sample of specific cash receipts to third party banking information and evidence of the related customer arrangement, testing the calculations of revenue performed within the Company’s systems to the amount recorded in the general ledger, and reviewing revenue trends occurring near year-end.

Valuation of Goodwill
Description of the Matter	As of December 31, 2024, the Company’s goodwill was $883.4 million. As disclosed in Note 2 to the consolidated financial statements, goodwill is assessed annually for impairment using either a qualitative or quantitative approach as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit has declined below its carrying value.

Auditing management’s quantitative impairment tests for goodwill was challenging given the inherent judgments and estimates involved in estimating the fair value of the reporting units. Specifically, the fair value estimates of the Company’s Angi Ads and Leads and Angi Services reporting units were sensitive to assumptions such as the discount rate, revenue growth rates and future cash flows, which are affected by factors such as expected future industry or economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its goodwill impairment review process. For example, we tested the controls over the Company’s review of the significant assumptions in estimating the fair value of the reporting units.

To test the estimated fair values of the Angi Ads and Leads and Angi Services reporting units, our audit procedures included, among others, assessing the methodologies used to develop the estimated fair values and testing the significant assumptions and underlying data used by the Company. We evaluated the Company’s underlying forecast and budget information by comparing the significant assumptions to historical results, forecasted information included in analyst reports and the Company's guideline companies in the same industry and current economic trends. We performed sensitivity analyses of significant assumptions to evaluate the changes in the estimated fair values of the reporting units that would result from changes in the assumptions. In addition, we involved internal valuation specialists to assist in evaluating the methodologies and significant assumptions applied in developing the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.

New York, New York
February 28, 2025

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2024	2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$416,434	$364,044
Accounts receivable, net	36,670	51,100
Other current assets	41,981	72,075
Total current assets	495,085	487,219

Capitalized software, leasehold improvements and equipment, net	79,564	109,527
Goodwill	883,440	886,047
Intangible assets, net	167,662	170,773
Deferred income taxes	169,073	148,183
Other non-current assets, net	35,911	54,466
TOTAL ASSETS	$1,830,735	$1,856,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$18,319	$29,467
Deferred revenue	42,008	49,859
Accrued expenses and other current liabilities	171,351	179,329
Total current liabilities	231,678	258,655

Long-term debt, net	496,840	496,047
Deferred income taxes	1,500	2,739
Other long-term liabilities	37,916	54,266

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 112,952 and 106,848 shares, respectively, and outstanding 75,794 and 82,208, respectively	113	107
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; 422,019 shares issued and outstanding	422	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,465,640	1,447,353
Accumulated deficit	(195,015)	(231,019)
Accumulated other comprehensive (loss) income	(2,495)	1,187
Treasury stock, 37,158 and 24,640 shares, respectively	(205,864)	(177,283)
Total Angi Inc. shareholders’ equity	1,062,801	1,040,767
Noncontrolling interests	—	3,741
Total shareholders’ equity	1,062,801	1,044,508
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,830,735	$1,856,215
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Revenue	$1,185,112	$1,358,748	$1,764,355
Cost of revenue (exclusive of depreciation shown separately below)	57,578	62,547	337,396
Gross Profit	1,127,534	1,296,201	1,426,959
Operating costs and expenses:
Selling and marketing expense	601,638	765,205	890,321
General and administrative expense	319,999	359,389	447,140
Product development expense	95,360	96,543	73,821
Depreciation	86,052	93,604	77,523
Amortization of intangibles	2,600	7,958	13,774
Total operating costs and expenses	1,105,649	1,322,699	1,502,579
Operating income (loss)	21,885	(26,498)	(75,620)
Interest expense	(20,169)	(20,137)	(20,107)
Other income, net	18,361	18,427	1,169
Earnings (loss) from continuing operations before income taxes	20,077	(28,208)	(94,558)
Income tax benefit (provision)	16,771	(1,839)	5,390
Net earnings (loss) from continuing operations	36,848	(30,047)	(89,168)
Loss from discontinued operations, net of tax	—	(10,264)	(38,814)
Net earnings (loss)	36,848	(40,311)	(127,982)
Net earnings attributable to noncontrolling interests	(844)	(629)	(468)
Net earnings (loss) attributable to Angi Inc. shareholders	$36,004	$(40,940)	$(128,450)

Per share information from continuing operations:
Basic earnings (loss) per share	$0.07	$(0.06)	$(0.18)
Diluted earnings (loss) per share	$0.07	$(0.06)	$(0.18)

Per share information attributable to Angi Inc. shareholders:
Basic earnings (loss) per share	$0.07	$(0.08)	$(0.26)
Diluted earnings (loss) per share	$0.07	$(0.08)	$(0.26)

Stock-based compensation expense by function:
Selling and marketing expense	$4,605	$6,264	$5,927
General and administrative expense	24,533	28,386	36,015
Product development expense	5,640	8,764	8,860
Total stock-based compensation expense	$34,778	$43,414	$50,802
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net earnings (loss)	$36,848	$(40,311)	$(127,982)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(3,544)	2,501	(5,028)
Comprehensive income (loss)	33,304	(37,810)	(133,010)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(844)	(629)	(468)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(138)	(142)	547
Comprehensive (income) loss attributable to noncontrolling interests	(982)	(771)	79
Comprehensive income (loss) attributable to Angi Inc. shareholders	$32,322	$(38,581)	$(132,931)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders’ Equity

									Accumulated Other Comprehensive Income (Loss)				Total Shareholders’ Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2021	$100	99,745	$422	422,019	$—	—	$1,350,457	$(61,629)	$3,309	$(158,040)	$1,134,619	$10,908	$1,145,527
Net (loss) earnings	—	—	—	—	—	—	—	(128,450)	—	—	(128,450)	468	(127,982)
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,481)	—	(4,481)	(547)	(5,028)
Stock-based compensation expense	—	—	—	—	—	—	55,891	—	—	—	55,891	—	55,891
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	3	3,066	—	—	—	—	(8,630)	—	—	—	(8,627)	—	(8,627)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(8,144)	(8,144)	—	(8,144)
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	—	7,580	—	—	—	7,580	(7,835)	(255)
Other	—	—	—	—	—	—	(4)	—	—	—	(4)	—	(4)
Balance as of December 31, 2022	$103	102,811	$422	422,019	$—	—	$1,405,294	$(190,079)	$(1,172)	$(166,184)	$1,048,384	$2,994	$1,051,378
Net (loss) earnings	—	—	—	—	—	—	—	(40,940)	—	—	(40,940)	629	(40,311)
Other comprehensive income	—	—	—	—	—	—	—	—	2,359	—	2,359	142	2,501
Stock-based compensation expense	—	—	—	—	—	—	48,388	—	—	—	48,388	—	48,388
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	4	4,037	—	—	—	—	(6,292)	—	—	—	(6,288)	—	(6,288)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(11,099)	(11,099)	—	(11,099)
Other	—	—	—	—	—	—	(37)	—	—	—	(37)	(24)	(61)
Balance as of December 31, 2023	$107	106,848	$422	422,019	$—	—	$1,447,353	$(231,019)	$1,187	$(177,283)	$1,040,767	$3,741	$1,044,508
Net earnings	—	—	—	—	—	—	—	36,004	—	—	36,004	844	36,848
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(3,682)	—	(3,682)	138	(3,544)
Stock-based compensation expense	—	—	—	—	—	—	40,619	—	—	—	40,619	—	40,619
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	6	6,104	—	—	—	—	(7,359)	—	—	—	(7,353)	—	(7,353)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(28,581)	(28,581)	—	(28,581)
Purchase of noncontrolling interests	—	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Other	—	—	—	—	—	—	(3,677)	—	—	—	(3,677)	—	(3,677)
Balance as of December 31, 2024	$113	112,952	$422	422,019	$—	—	$1,465,640	$(195,015)	$(2,495)	$(205,864)	$1,062,801	$—	$1,062,801

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$36,848	$(40,311)	$(127,982)
Loss from discontinued operations, net of tax	—	(10,264)	(38,814)
Net earnings (loss) attributable to continuing operations	36,848	(30,047)	(89,168)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities attributable to continuing operations:
Depreciation	86,052	93,604	77,523
Provision for credit losses	57,261	79,385	104,261
Stock-based compensation expense	34,778	43,414	50,802
Non-cash lease expense (including impairment of right-of-use assets)	16,010	11,878	13,799
Amortization of intangibles	2,600	7,958	13,774
Deferred income taxes	(23,951)	(10,009)	(9,758)
Other adjustments, net	(433)	(1,059)	2,546
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	(45,385)	(58,168)	(111,865)
Other assets	28,932	(13,852)	(658)
Accounts payable and other liabilities	(601)	(8,045)	11,632
Operating lease liabilities	(19,376)	(20,678)	(16,733)
Income taxes payable and receivable	(9,070)	158	3,213
Deferred revenue	(7,724)	(355)	(2,966)
Net cash provided by operating activities attributable to continuing operations	155,941	94,184	46,402

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(50,492)	(47,780)	(115,479)
Purchases of marketable debt securities	—	(12,362)	—
Proceeds from maturities of marketable debt securities	—	12,500	—
Net proceeds from the sale of a business	—	1,000	—
Proceeds from sales of fixed assets	81	85	162
Net cash used in investing activities attributable to continuing operations	(50,411)	(46,557)	(115,317)

Cash flows from financing activities attributable to continuing operations:
Purchases of treasury stock	(28,605)	(10,932)	(8,144)
Purchase of noncontrolling interests	(16,019)	—	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(7,578)	(5,994)	(8,827)
Distribution to IAC pursuant to the tax sharing agreement	(1,548)	—	—
Other, net	(9)	(57)	(256)
Net cash used in financing activities attributable to continuing operations	(53,759)	(16,983)	(17,227)

Total cash provided by (used in) continuing operations	51,771	30,644	(86,142)
Net cash provided by (used in) operating activities attributable to discontinued operations	—	10,661	(19,333)
Net cash provided by (used in) investing activities attributable to discontinued operations	—	325	(769)
Total cash provided by (used in) discontinued operations	—	10,986	(20,102)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	473	535	(1,105)
Net increase (decrease) in cash and cash equivalents and restricted cash	52,244	42,165	(107,349)
Cash and cash equivalents and restricted cash at beginning of period	364,301	322,136	429,485
Cash and cash equivalents and restricted cash at end of period	$416,545	$364,301	$322,136
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Nature of Operations
Angi Inc. connects quality home professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 168,000 transacting professionals actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended December 31, 2024. Additionally, consumers turned to at least one of our businesses to find a professional for approximately 17 million projects during the year ended December 31, 2024.
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
At December 31, 2024, IAC Inc. (“IAC”) owned 85.3% and 98.3% of the economic and voting interests, respectively, of the Company.
Total Home Roofing, LLC Sale
On November 1, 2023, Angi completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“THR,” which comprised its former Roofing segment), and which is reflected as a discontinued operation in its financial statements. See “Note 17—Discontinued Operations” for additional details.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements (referred to herein as “financial statements”) in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The financial statements include all accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between entities comprising the Company have been eliminated.
In the opinion of management, the assumptions underlying the historical financial statements, including the basis on which the expenses have been allocated from IAC, are reasonable. However, the allocations may not reflect all of the expenses that Angi may have incurred as a standalone public company for the periods presented.
See “Note 16—Related Party Transactions with IAC” and “Note 18—Subsequent Events” for information on transactions between Angi and IAC.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its financial statements in accordance with GAAP. These estimates, judgments and assumptions affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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
Ads and Leads
Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), revenue from professionals under contract for advertising, membership subscription revenue from professionals and consumers, and revenue from other services. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice. The Company maintains a liability for potential credits issued to professionals. Angi professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the professional, with the average advertising contract term being approximately one year. Angi website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Professional membership subscription revenue is initially deferred upon receipt of payment and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Angi prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
Services
Services revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through the Company’s platform and the Company engages a professional to perform the service. Consumers are billed when a job is started through the Services platform. Billing practices are governed by the contract terms of each project as negotiated with the consumer. Billings do not necessarily correlate with revenue recognized over time as this is based on the timing of when the consumer receives the promised services.
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi modified the Services terms and conditions so that the professional, rather than Angi, has the contractual relationship with the consumer to deliver the service and our performance obligation to the consumer is to connect them with the professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the year ended December 31, 2022, if Services revenue were recorded on a net basis, revenue would have been reduced by $242.6 million.
International
International revenue primarily comprises consumer connection revenue for matches between consumers and professionals and membership subscription revenue from professionals.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on the prices charged to customers, which are directly observable or an estimate if not directly observable.
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
The Company also applies the practical expedient to expense sales commissions as incurred where the anticipated customer relationship period is one year or less as noted below.
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
Beginning October 1, 2022, commissions earned on certain transactions within the Ads and Leads segment were expensed as incurred after determining the related customer relationship was less than one year.
The following table presents the capitalized sales commissions balances and balance sheet classification at the balance sheet dates:

Classification	December 31, 2024	December 31, 2023
	(In thousands)
Other current assets	$24,874	$34,927
Other non-current assets	$2,093	$3,528

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the years ended December 31, 2024 and 2023, the Company recognized expense of $52.4 million and $61.4 million, respectively, related to the amortization of these capitalized costs.
Accounts Receivable, Net of the Allowance for Credit Losses
Accounts receivable include amounts billed and currently due from customers. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers’ ability to pay that is available. The time between the Company’s issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from the invoice date.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2023, the current and non-current deferred revenue balances were $49.9 million and $0.1 million, respectively, and during the year ended December 31, 2024, the Company recognized $45.4 million that was included in the deferred revenue balance as of December 31, 2023. At December 31, 2022, the current and non-current deferred revenue balances were $50.1 million and $0.1 million, respectively, and during the year ended December 31, 2023, the Company recognized $48.0 million of revenue that was included in the deferred revenue balance at December 31, 2022. The current and non-current deferred revenue balances at December 31, 2024 are $42.0 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.
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
The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets (“ROU assets”), capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs. Refer to “Goodwill and Indefinite-Lived Intangible Assets” and “Long-Lived Assets” below for a description of impairment charges.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents consist of AAA rated government money market funds, treasury bills, and time deposits. Internationally, there are $0.6 million in cash equivalents at December 31, 2024 and no cash equivalents at December 31, 2023.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in Marketable Debt Securities
At times, the Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive (loss) income into earnings. The Company reviews its debt securities for impairment, including from risk of credit loss, each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings (loss) when the impairment is determined to be other-than-temporary. Factors the Company considers in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. The Company also considers whether it will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other income, net. The Company held zero marketable debt securities at December 31, 2024 and 2023.
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software was $73.1 million and $92.3 million at December 31, 2024 and 2023, respectively.
Business Combinations
The purchase price of an acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company usually obtains the assistance of outside valuation experts in the allocation of purchase price to the identifiable intangible assets acquired. While outside valuation experts may be used, management has the ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the business combination as of the acquisition date.
Goodwill and Indefinite-Lived Intangible Assets
The Company’s Ads and Leads, Services and International are separate operating segments and reporting units. See “Note 9—Segment Information” for additional information regarding the Company’s method of determining operating and reportable segments.
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For the Company’s annual goodwill test as of October 1, 2024, the Company performed a qualitative assessment of the International reporting unit to evaluate whether it is more likely than not that the fair value of this reporting unit was in excess of its carrying value.

The primary factors that the Company considered in its qualitative assessment for the International reporting unit at October 1, 2024 are described below:

•The Company considered the strong forecasted operating performance, in addition to actual operating results in the current year, of the International reporting unit.
•The Company prepared a valuation of the International reporting unit primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of this business as of June 30, 2024. This valuation was prepared time proximate to, however, not as of October 1, 2024. The fair value of the International reporting unit was in excess of its October 1, 2024 carrying value.

For the Company’s annual goodwill test at October 1, 2024, the Company quantitatively tested the Ads and Leads and Services reporting units. The Company’s quantitative tests resulted in no impairments.

Given the decline in the Company’s stock price after October 1, 2024, the Company subsequently quantitatively tested all reporting units with goodwill as of December 31, 2024, and no impairments were noted.

The October 1, 2023 annual assessment of goodwill did not identify any impairments.

The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative tests as of December 31, 2024 for determining the fair value of the Company’s Ads and Leads, Services, and International reporting units were 13%, 14%, and 15%, respectively. The discount rates used in the quantitative tests as of October 1, 2024 for determining the fair value of the Company’s Ads and Leads and Services reporting units were 12.5% and 13.5%, respectively. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

As a result of the valuation process, we determined that the fair value of the Ads and Leads and Services reporting units exceeded the carrying value and thus there was no impairment of goodwill in 2024. The fair value based on the valuation exceeded the carrying value of the Ads and Leads and Services reporting units by $494.5 million and $20.0 million, respectively, as of December 31, 2024.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 12.5% to 14.5% in 2024 and 15% to 17% in 2023, and the royalty rates used ranged from 2.5% to 4.5% in both 2024 and 2023.
In the fourth quarter of 2024, the Company identified an impairment charge of $2.6 million related to a certain indefinite-lived trade name at Services. The discount rate used to value this trade name was 14.0%, and the royalty rate was 2.5%. The impairment of the indefinite-lived intangible asset is included in “Amortization of intangibles” in the statement of operations.
The October 1, 2023 annual assessment of indefinite-lived intangible assets did not identify any impairments.
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
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, and offline marketing, which is primarily television, streaming, and radio advertising. Advertising expense was $333.3 million, $459.4 million and $558.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Legal Costs
Legal costs, other than certain costs incurred to obtain financing, which are generally capitalized, are expensed as incurred.
Debt Issuance Costs
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

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Noncontrolling Interest
On August 28, 2024, the Company purchased the remaining noncontrolling interests of a foreign subsidiary for a total purchase price of $16.0 million in cash. As a result of this transaction, the Company recorded a net decrease to additional paid in capital of $11.3 million, representing the difference between the cash consideration related to the purchase of the remaining noncontrolling interest and the carrying value of the noncontrolling interest at the date of the transaction. All consolidated entities are now wholly-owned by the Company, and no noncontrolling interest remains outstanding as of December 31, 2024.
Earnings Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Angi Inc. shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock appreciation rights, stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company. See “Note 13—Earnings (Loss) per Share” for additional information on dilutive securities.
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

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
Accounting Standards Update (“ASU”) No. 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, which is intended to provide users of financial statements with more decision-useful information about reportable segments of a public business entity, primarily through enhanced disclosures of significant segment expenses. The Company adopted ASU No. 2023-07 effective for the fiscal year beginning January 1, 2024 and applied the new guidance retrospectively to all prior periods presented in the financial statements. See “Note 9—Segment Information” for additional information on the impact to the Company.
Recent Accounting Pronouncements Not Yet Adopted by the Company
ASU No. 2023-09— Income Taxes (Topic 740)— Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which establishes required categories and a quantitative threshold to the annual tabular rate reconciliation disclosure and disaggregated jurisdictional disclosures of income taxes paid. The guidance’s annual requirements are effective for the Company beginning with the reporting period for the fiscal year ending December 31, 2025. Early adoption is permitted and ASU No. 2023-09 may be applied either prospectively or retrospectively. The Company is currently assessing ASU No. 2023-09, its impact on its income tax disclosures, and the method of adoption. ASU No. 2023-09 does not affect the Company’s results of operations, financial condition or cash flows. The Company does not plan to adopt ASU No. 2023-09 early.
ASU No. 2024-03— Income Statement-Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40)— Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, which is intended to provide users of financial statements with more decision-useful information about expenses of a public business entity, primarily through enhanced disclosures of certain components of expenses commonly presented within captions on the statement of operations, such as purchases of inventory, employee compensation, depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU No. 2024-03 also requires disclosure of the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted and ASU No. 2024-03 may be applied either prospectively or retrospectively. The Company is currently assessing ASU No. 2024-03 and its impact on its disclosures, and the timing and method of adoption. ASU No. 2024-03 does not affect the Company's results of operations, financial condition or cash flows.
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$346,824	$—	$—	$346,824
Total	$346,824	$—	$—	$346,824

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$215,891	$—	$—	$215,891
Treasury bills	—	74,802	—	74,802
Total	$215,891	$74,802	$—	$290,693
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $445.0 million and $418.1 million at December 31, 2024 and December 31, 2023, respectively.
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2024	2023
	(In thousands)
Goodwill	$883,440	$886,047
Intangible assets with indefinite lives	167,662	170,773
Total goodwill and intangible assets, net	$1,051,102	$1,056,820
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2024:

	Balance at December 31, 2023	Foreign Currency Translation	Balance at December 31, 2024
	(In thousands)
Ads and Leads	$761,133	$—	$761,133
Services	51,197	—	51,197
International	73,717	(2,607)	71,110
Total goodwill	$886,047	$(2,607)	$883,440
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

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. Intangible assets with definite lives were fully amortized during the year ended December 31, 2023. At both December 31, 2024 and 2023, intangible assets with definite lives are as follows:

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
The following table presents the balances of ROU assets and lease liabilities within the balance sheet:

		December 31,
Leases	Balance Sheet Classification	2024	2023
		(In thousands)
Assets:
ROU assets	Other non-current assets	$30,418	$45,971

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$12,824	$17,797
Long-term lease liabilities	Other long-term liabilities	35,494	51,550
Total lease liabilities		$48,318	$69,347
The following table presents the net lease expense within the statement of operations:

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Year Ended December 31,
Lease Expense	Statement of Operations Classification	2024	2023	2022
		(In thousands)
Fixed lease expense	Cost of revenue	$410	$392	$437
Fixed lease expense	Selling and marketing expense	196	116	2,669
Fixed lease expense	General and administrative expense	13,184	11,225	11,122
Fixed lease expense	Product development expense	643	399	492
Total fixed lease expense(a)		14,433	12,132	14,720
Variable lease expense	Selling and marketing expense	—	36	200
Variable lease expense	General and administrative expense	3,691	5,071	4,444
Variable lease expense	Product development expense	—	156	23
Total variable lease expense		3,691	5,263	4,667
Net lease expense		$18,124	$17,395	$19,387
________________________________
(a)    Includes (i) lease impairment charges of $7.2 million, $0.7 million, and $1.7 million, and (ii) sublease income of $4.3 million, $4.3 million, and $4.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Maturities of lease liabilities as of December 31, 2024(b) are summarized below:

Year Ending December 31:	(In thousands)
2025	$15,295
2026	14,814
2027	12,619
2028	6,407
2029	3,594
Thereafter	2,388
Total	55,117
Less: Interest	6,799
Present value of lease liabilities	$48,318
________________________________
(b) At December 31, 2024 there were $1.3 million in legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate:

	December 31,
	2024	2023
Remaining lease term	4.0 years	4.4 years
Discount rate	6.63%	6.59%

The following is the supplemental cash flow information:

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
ROU assets obtained in exchange for lease liabilities	$1,241	$6,696	$2,911
Derecognition of ROU assets due to termination or modification	$(415)	$(5,266)	$(772)
Cash paid for amounts included in the measurement of lease liabilities	$23,143	$25,806	$22,484
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	December 31, 2024	December 31, 2023
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	3,160	3,953
Total long-term debt, net	$496,840	$496,047
ANGI Group Senior Notes
ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of Angi, issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2024	100.969%
2025 and thereafter	100.000%
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At December 31, 2024 and 2023, there were no limitations pursuant thereto.
NOTE 7—SHAREHOLDERS’ EQUITY
Description of Class A Common Stock, Class B Convertible Common Stock and Class C Common Stock
Except as described herein, shares of the Company’s Class A common stock, Class B common stock and Class C common stock are identical.
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
Shares of the Company’s Class B common stock are convertible into shares of our Class A common stock at the option of the holder at any time on a share for share basis. Such conversion ratio will in all events be equitably preserved in the event of any recapitalization of the Company by means of a stock dividend on, or a stock split or combination of, the Company’s outstanding Class A common stock or Class B common stock, or in the event of any merger, consolidation or other

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
reorganization of the Company with another corporation. Upon the conversion of a share of our Class B common stock into a share of our Class A common stock, the applicable share of Class B common stock will be retired and will not be subject to reissue. Shares of Class A common stock and Class C common stock have no conversion rights.
The holders of shares of the Company’s Class A common stock, Class B common stock and Class C common stock are entitled to receive, share for share, such cash dividends as may be declared by the Company’s board of directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up, holders of the Company’s Class A common stock, Class B common stock and Class C common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of all liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock.
At December 31, 2024, IAC holds all 422.0 million outstanding shares of the Company’s Class B common stock, and 2.6 million outstanding shares of the Company’s Class A common stock, in total representing approximately 85.3% economic interest and 98.3% voting interest in the Company.
In the event that the Company issues or proposes to issue any shares of the Company’s Class A common stock, Class B common stock or Class C common stock (with certain limited exceptions), including shares issued upon the exercise, conversion or exchange of options, warrants and convertible securities, IAC will generally have a purchase right that permits it to purchase for fair market value, as defined in the agreement, up to such number of shares of the same class as the issued shares as would (i) enable IAC to maintain the same ownership interest in the Company that it had immediately prior to such issuance or proposed issuance, with respect to issuances of our voting capital stock, or (ii) enable IAC to maintain ownership of at least 80.1% of each class of the Company’s non-voting capital stock, with respect to issuances of our non-voting capital stock.
Reserved Common Shares
In connection with outstanding awards under our equity compensation plans, 61.5 million shares of the Company’s Class A common stock are reserved for future issuances at December 31, 2024.
Common Stock Repurchases
On March 9, 2020, the board of directors of the Company authorized the Company to repurchase up to 20 million shares of its common stock. During the fourth quarter of 2023, the Company announced its intent to repurchase the 14.0 million shares remaining in its stock repurchase authorization from March 2020 (the “2020 Share Authorization”). On August 2, 2024, the board of directors of the Company approved a new stock repurchase authorization of 25 million shares (the “2024 Share Authorization”). The plan is subject to price and volume limitations. As of August 19, 2024, the Company had no shares remaining under the 2020 Share Authorization.
During the years ended December 31, 2024, 2023, and 2022, the Company repurchased 12.5 million, 4.4 million, and 1.0 million shares for aggregate consideration, on a trade date basis, of $28.4 million, $11.1 million, and $8.1 million, respectively. At December 31, 2024, the Company has approximately 23.1 million shares remaining in the 2024 Share Authorization.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of accumulated other comprehensive (loss) income, which exclusively consists of foreign currency translation adjustment:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at January 1	$1,187	$(1,172)	$3,309
Other comprehensive (loss) income	(3,682)	2,359	(4,481)
Balance at December 31	$(2,495)	$1,187	$(1,172)

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There were no items reclassified out of accumulated other comprehensive (loss) income into earnings during the years ended December 31, 2024, 2023, and 2022. At December 31, 2024, 2023, and 2022, there was no tax benefit or provision on the accumulated other comprehensive (loss) income.
NOTE 9—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with the chief operating decision maker’s (“CODM”) view of the businesses. The Executive Committee, which is comprised of the CEO of the Company and the Chairman of the Company’s board of directors, is the CODM of the Company. In addition, the Company considers the organization of its businesses in terms of segment management and the focus of the businesses with regards to the types of services or products offered or the target market.

Disaggregated Revenue

The following table presents revenue by reportable segment:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenue:
Domestic
Ads and Leads	$962,601	$1,124,908	$1,282,061
Services	93,521	118,033	381,256
Total Domestic	1,056,122	1,242,941	1,663,317
International	128,990	115,807	101,038
Total	$1,185,112	$1,358,748	$1,764,355
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Domestic
Ads and Leads:
Consumer connection revenue	$606,560	$781,089	$954,735
Advertising revenue	312,281	290,799	265,466
Membership subscription revenue	43,076	52,305	60,411
Other revenue	684	715	1,449
Total Ads and Leads revenue	962,601	1,124,908	1,282,061
Services revenue	93,521	118,033	381,256
Total Domestic revenue	1,056,122	1,242,941	1,663,317
International
Consumer connection revenue	106,324	92,635	71,851
Membership subscription revenue	21,709	22,548	28,192
Other revenue	957	624	995
Total International revenue	128,990	115,807	101,038
Total revenue	$1,185,112	$1,358,748	$1,764,355

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Expenses
The following table presents the significant expenses included in the Company’s segment reporting performance measure, Segment Adjusted EBITDA, that are regularly provided to the CODM:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Domestic (a)
Consumer marketing expense (b)	$309,139	$435,620	$520,744
Professional acquisition expense (c)	233,645	274,209	296,374
Fixed expense (d)	206,687	212,837	226,030
Variable expense (e)	124,150	155,776	218,644
Cost of revenue (f)	53,139	59,095	334,565
Total Domestic expenses	926,760	1,137,537	1,596,357
International
Fixed expense (d)	51,393	48,422	46,064
Professional acquisition expense (c)	22,326	21,769	21,418
Variable expense (e)	19,533	16,184	10,902
Consumer marketing expense (b)	15,346	12,906	20,304
Cost of revenue (f)	4,439	3,452	2,831
Total International expenses	113,037	102,733	101,519
Total expenses	$1,039,797	$1,240,270	$1,697,876

_____________________
(a) Domestic expenses are provided in total to the CODM rather than at the segment level.
(b) Consumer marketing expense includes (i) advertising expenditures to promote the brand to consumers with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, and (b) offline marketing, which is primarily television, streaming and radio advertising, (ii) compensation expense, excluding stock-based compensation, and other employee-related costs for consumer marketing personnel and (iii) outsourced personnel costs.
(c) Professional acquisition expense includes (i) advertising expenditures to promote the brand to professionals with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to the brands within the Angi segment, and app platforms, and (b) offline marketing, which is primarily television, streaming and radio advertising and (ii) compensation expense, excluding stock-based compensation, and other employee-related costs for professional acquisition sales and marketing personnel.
(d) Fixed expense includes (i) compensation expense, excluding stock-based compensation, and other employee-related costs for personnel engaged in (a) the design, development, testing, and enhancement of product offerings and related technology and (b) executive management, finance, legal, tax, marketing and human resources functions, (ii) software license and maintenance costs, (iii) rent expense and facilities costs (including impairments of ROU assets), (iv) fees for professional services and (iv) outsourced personnel costs for personnel engaged in product development.
(e) Variable expense includes (i) compensation expense, excluding stock-based compensation, and other employee-related costs for personnel engaged in customer service functions, (ii) provision for credit losses, (iii) outsourced personnel costs for personnel engaged in assisting in customer service functions and (iv) service guarantee expense.
(f) Cost of revenue consists primarily of (i) credit card processing fees, (ii) hosting fees and (iii) payments made to independent third-party professionals who perform work.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment Reporting Performance Measure and Reconciliations

Adjusted EBITDA is the Company’s primary financial and GAAP segment measure. Adjusted EBITDA is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of, if applicable, (i) amortization of intangible assets and impairments of goodwill and intangible assets and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. Adjusted EBITDA is the segment reporting performance measure used by the CODM as one of the metrics by which we evaluate the performance of the Company and our internal budgets are based and may impact management compensation. The following table presents a summary of Segment Adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Segment Adjusted EBITDA
Domestic
Ads and Leads	$180,334	$147,357	$168,952
Services	4,469	8,123	(52,126)
Other(g)	(55,441)	(50,076)	(49,866)
Total Domestic	129,362	105,404	66,960
International	15,953	13,074	(481)
Total Segment Adjusted EBITDA	$145,315	$118,478	$66,479

The following table reconciles total Segment Adjusted EBITDA to earnings (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Total Segment Adjusted EBITDA	$145,315	$118,478	$66,479
Stock-based compensation expense	(34,778)	(43,414)	(50,802)
Depreciation	(86,052)	(93,604)	(77,523)
Amortization of intangibles	(2,600)	(7,958)	(13,774)
Interest expense	(20,169)	(20,137)	(20,107)
Other income, net	18,361	18,427	1,169
Earnings (loss) from continuing operations before income taxes	$20,077	$(28,208)	$(94,558)
_____________________

(g) Other comprises unallocated corporate expenses.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Capital Expenditures
The following table presents capital expenditures by as viewed by the CODM:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Capital expenditures:
Ads and Leads	$48,139	$44,692	$76,786
Services	2,337	2,551	35,833
International	16	537	2,860
Total	$50,492	$47,780	$115,479
Asset information is not provided to the Company’s CODM as that information is not used in the allocation of resources or in assessing the performance of the Company’s segments.
Geographic Information

Geographic information about revenue and long-lived assets is presented below. Revenue by geography is based on where the customer is located.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenue
United States	$1,055,841	$1,242,092	$1,660,373
All other countries	129,271	116,656	103,982
Total	$1,185,112	$1,358,748	$1,764,355

	December 31, 2024	December 31, 2023
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$104,290	$145,710
All other countries	5,692	9,788
Total	$109,982	$155,498

NOTE 10—STOCK-BASED COMPENSATION
The Company currently has one active stock plan, which became effective on September 29, 2017 (the date of “the Combination”). The 2017 plan (“the Plan”) covers stock options, stock appreciation rights and restricted stock unit awards (“RSUs”), including those that are linked to the achievement of the Company’s stock price, known as market-based awards (“MSUs”) and those that are linked to the achievement of a performance target, known as performance-based awards (“PSUs”), denominated in shares of Angi common stock, as well as provides for the future grant of these and other equity awards. The Plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2024, there are 33.8 million shares available for grant under the Plan.
The Plan has a stated term of ten years, and provides that the exercise price of stock options and stock appreciation rights granted will not be less than the market price of the Company’s common stock on the grant date. The Plan does not specify

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
grant dates or vesting schedules for awards, as those determinations have been delegated to the Compensation Committee of Angi board of directors (the “Committee”). Each grant agreement reflects the grant date and vesting schedule for that particular grant as determined by the Committee. Stock options and stock appreciation rights granted under the Plan generally vest in equal annual installments over a four-year period from the grant date. RSU awards granted under the Plan generally vest either in one installment over a three-year period, in equal annual installments over a four-year period, or a three-year graded schedule (installments of 57% in first year, 29% in second year, and 14% in last year), in each case, from the grant date. PSU and MSU awards granted subsequent to the Combination generally cliff vest in a two to five-year period from the grant date.
Stock-based compensation expense recognized in the statement of operations includes expense related to: (i) the Company’s RSUs, including MSUs and PSUs, and stock options and stock appreciation rights; (ii) equity instruments denominated in shares of one of its subsidiaries; and (iii) IAC denominated restricted stock. The amount of stock-based compensation expense recognized is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2024, there was $36.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.14 years.
The total income tax benefit recognized in the statement of operations for the years ended December 31, 2024, 2023, and 2022 related to all stock-based compensation is $2.1 million, $2.9 million, $3.6 million, respectively.
The aggregate income tax benefit/(detriment) recognized related to the exercise of stock options and stock appreciation rights for the years ended December 31, 2024, 2023, and 2022 is less than $(0.1) million, $0.1 million, and $(0.3) million, respectively. There may be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
Restricted Stock Units, Market-based Stock Units and Performance-based Stock Units

RSUs, MSUs, and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of Angi common stock and with the value of each RSU and PSU equal to the fair value of Angi common stock at the date of grant. The value of each MSU is estimated using a lattice model that incorporates a Monte Carlo simulation of Angi’s stock price. Each RSU, MSU, and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. MSUs also include market-based vesting, tied to the stock price of Angi before an award vests and PSUs include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. For RSU grants, the expense is measured at the grant date as the fair value of Angi common stock and expensed as stock-based compensation over the vesting term. For MSU grants, the expense is measured using a lattice model and expensed as stock-based compensation over the requisite service period. For PSU grants, the expense is measured at the grant date as the fair value of Angi common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.

Unvested RSUs, MSUs, and PSUs outstanding at December 31, 2024 and changes during the year ended December 31, 2024 are as follows:

	RSUs		MSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2024	26,998	$4.39	105	$3.35	268	$10.42
Granted	11,087	2.53	2,819	2.27	—	—
Vested	(8,940)	4.67	(4)	10.02	—	—
Forfeited	(5,541)	4.00	(5)	4.51	—	—
Unvested at December 31, 2024	23,604	$3.50	2,915	$2.29	268	$10.42

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
___________________________
(a)    Included in the table are MSUs and PSUs which vest in varying amounts depending upon certain market or performance conditions. The MSUs and PSUs in the table above includes these awards at their maximum potential payout.
The weighted average fair values of RSUs granted during the years ended December 31, 2024 and 2023 based on market prices of Angi common stock on the grant date were both $2.53. The weighted average fair value of RSUs granted during the year ended December 31, 2022 based on market prices of Angi common stock on the grant date was $4.95. The total fair value of RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $21.7 million, $15.5 million and $20.8 million, respectively.
The weighted average fair value of MSUs granted during the years ended December 31, 2024, 2023, and 2022 based on the lattice model, was $2.27, $2.51, and $6.39, respectively. The total fair value of MSUs that vested for the years ended December 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively. There were no MSUs that vested during the year ended December 31, 2022.
There were no PSUs granted during the years ended December 31, 2024, 2023 and 2022. There were no PSUs that vested during the years ended December 31, 2024 and 2023. The total fair value of PSUs that vested during the year ended December 31, 2022 was $0.1 million.
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights outstanding at December 31, 2024 and changes during the year ended December 31, 2024 were as follows:

	December 31, 2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2024	895	$7.95
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(544)	6.47
Outstanding at December 31, 2024	351	$10.25	2.3	$—
Exercisable	351	$10.25	2.3	$—
The outstanding and exercisable stock options and stock appreciation rights at December 31, 2024 had no aggregate intrinsic value because the Angi closing stock price on the last trading day of 2024 did not exceed the exercise price of any of the outstanding awards. There were no stock options or stock appreciation rights exercised during the years ended December 31, 2024 and 2023. The total intrinsic value of awards exercised during the year ended December 31, 2022 is $1.3 million.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2024:

	Awards Outstanding & Exercisable
Range of Exercise Prices	Outstanding and Exercisable at December 31, 2024	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
	(Shares in thousands)
$0.01 to $10.00	99	1.0	$3.93
$10.01 to $15.00	252	2.8	12.75
	351	2.3	$10.25
There were no stock options or stock appreciation rights granted by the Company for the years ended December 31, 2024, 2023, and 2022.
No cash was received from stock option exercises during the year ended December 31, 2022 because they were net settled in shares of the Company’s common stock.
The Company settles all equity awards either on a net basis with the Company remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC’s option, certain awards can be settled in either Class A shares of the Company or shares of IAC common stock. If settled in IAC common stock, the Company reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on December 31, 2024 were net settled on that date, ANGI would have issued no Class A shares (either to award holders or to IAC as reimbursement) and ANGI would have remitted nothing in cash for withholding taxes (assuming a 50% withholding rate) as all stock appreciation rights outstanding are out of the money. Assuming all other ANGI equity awards outstanding on December 31, 2024, were net settled on that date, including stock options, RSUs and subsidiary denominated equity described below, ANGI would have issued 15.3 million Class A shares and would have remitted $24.1 million in cash for withholding taxes (assuming a 50% withholding rate).
Equity Instruments Denominated in the Shares of a Subsidiary
Angi has granted stock appreciation rights denominated in the equity of a non-publicly traded subsidiary to employees and management of that subsidiary. These equity awards vest over a period of years, which is typically three to four years. The value of the stock appreciation rights is tied to the value of the common stock of the subsidiary, which is determined by the Company using a variety of valuation techniques including a combination of market based and discounted cash flow valuation methodologies. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interests is generally determined by the board of directors of the subsidiary when settled, which will occur at various dates through 2028 and are ultimately settled in IAC common stock or Angi Class A common stock, at IAC’s election. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The expense associated with these equity awards is initially measured at fair value, using the Black-Scholes option pricing model, at the grant date and is expensed as stock-based compensation over the vesting term.
The plans under which these awards are granted establish specific settlement dates or liquidity events for which the valuation of the relevant subsidiary is determined for purposes of settlement of the awards.
IAC Denominated Stock-based Awards
On November 5, 2020, IAC entered into a ten-year employment agreement and a Restricted Stock Agreement (“RSA Agreement”) with Joseph Levin, IAC’s CEO. The RSA Agreement provided for a grant of 3.0 million shares of IAC restricted common stock.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On January 13, 2025, IAC and Joseph Levin, CEO of IAC and Chairman of Angi, entered into an Employment Transition Agreement (the “Agreement”) pursuant to which the Employment Agreement, by and between Mr. Levin and IAC, dated November 5, 2020 (“Employment Agreement”), and the Amended and Restated RSA, dated June 7, 2021 were terminated, except as provided in Section 6 of the RSA Agreement. As a result, the 3.0 million shares of IAC restricted stock granted to Mr. Levin pursuant to the RSA Agreement were forfeited by Mr. Levin. Accordingly, the cumulative previously recognized stock-based compensation expense of $10.2 million recognized by Angi, with respect to the restricted stock will be reversed in the quarter ending March 31, 2025. The expense recognized by Angi was attributable to the period from October 10, 2023 through April 8, 2024 when Mr. Levin served as CEO of Angi.

NOTE 11—BENEFIT PLANS
The Company’s employees in the U.S. can elect to participate in a retirement savings program offered by IAC, the IAC Inc. Retirement Savings Plan (“IAC Plan”), that qualifies under Section 401(k) of the Internal Revenue Code. Under the IAC Plan, participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. The Company matches fifty cents for each dollar a participant contributes to the IAC Plan, with a maximum contribution of 3% of a participant’s eligible earnings. The IAC Plan generally limits Company matching contributions to $10,000 per participant on an annual basis. Matching contributions to the IAC Plan for the years ended December 31, 2024, 2023, and 2022 were $7.6 million, $8.1 million, and $9.3 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.
The Company also has or participates in various benefit plans, primarily defined contribution plans, for its international employees. The Company’s contributions to these plans for the years ended December 31, 2024, 2023, and 2022 were $1.2 million, $1.0 million, and $0.8 million, respectively.
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
U.S. and foreign earnings (loss) from continuing operations before income taxes and noncontrolling interests are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
U.S.	$8,980	$(38,717)	$(87,557)
Foreign	11,097	10,509	(7,001)
Total	$20,077	$(28,208)	$(94,558)

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the income tax (benefit) provision are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current income tax provision:
Federal	$92	$1,373	$27
State	2,675	3,198	2,650
Foreign	4,413	7,277	1,691
Current income tax provision	7,180	11,848	4,368

Deferred income tax provision (benefit):
Federal	6,765	(8,232)	(8,045)
State	727	(1,499)	(2,894)
Foreign	(31,443)	(278)	1,181
Deferred income tax benefit	(23,951)	(10,009)	(9,758)
Income tax (benefit) provision	$(16,771)	$1,839	$(5,390)
A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings (loss) from continuing operations before income taxes is shown as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Income tax provision (benefit) at the federal statutory rate of 21%	$4,216	$(5,924)	$(19,857)
State income taxes, net of effect of federal tax benefit	2,418	1,510	362
Change in judgement on beginning of the year valuation allowance	(34,976)	399	966
Research credit	(4,317)	(4,912)	(7,123)
Stock-based compensation	4,250	4,546	3,917
Unbenefited losses	3,504	3,352	7,106
Foreign income taxed at a different statutory tax rate	3,329	1,216	5,355
Non-deductible executive compensation	2,771	3,514	4,731
Net adjustment related to the reconciliation of income tax provision accruals to tax returns	802	(2,430)	(1,212)
Non-deductible transaction costs	501	73	23
Deferred tax adjustment for enacted changes in tax law and rates	235	99	178
Other, net	496	396	164
Income tax (benefit) provision	$(16,771)	$1,839	$(5,390)

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$145,160	$182,386
Tax credit carryforwards	29,685	26,519
Capitalized research & development expenditures	29,230	18,919
Capitalized software, leasehold improvements and equipment, net	22,961	10,923
Accrued expenses	13,697	11,828
Long-term lease liabilities	11,816	16,288
Other	17,829	21,657
Total deferred tax assets	270,378	288,520
Less valuation allowance	(42,493)	(76,821)
Total deferred tax assets, net of valuation allowance	227,885	211,699

Deferred tax liabilities:
Intangible assets, net	(46,192)	(46,571)
Right-of-use assets	(7,554)	(10,588)
Capitalized costs to obtain a contract with a customer	(6,567)	(9,004)
Other	—	(92)
Total deferred tax liabilities	(60,313)	(66,255)
Net deferred tax assets	$167,572	$145,444
The portion of the December 31, 2024 deferred tax assets that will be payable to IAC pursuant to the tax sharing agreement, upon realization, is $87.3 million.
At December 31, 2024, the Company has federal and state NOLs of $345.9 million and $373.9 million, respectively, available to offset future income. Of these federal NOLs, $214.2 million can be carried forward indefinitely and $131.7 million, if not utilized, will expire at various times between 2035 and 2037. Of these state NOLs, $18.8 million will be carried forward indefinitely and $355.1 million will expire at various times primarily between 2025 and 2044. Federal and state NOLs of $317.8 million and $288.3 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2024, the Company has foreign NOLs of $289.9 million available to offset future income. Of these foreign NOLs, $279.7 million can be carried forward indefinitely and $10.2 million, if not utilized, will expire at various times between 2038 and 2044. During 2024, the Company recognized tax benefits related to NOLs of $36.2 million.
At December 31, 2024, the Company has tax credit carryforwards of $38.5 million relating to federal and state tax credits for research activities. Of these credit carryforwards, $1.5 million can be carried forward indefinitely and $37.0 million, if not utilized, will expire between 2025 and 2044.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At December 31, 2024, the Company has a U.S. gross deferred tax asset of $195.9 million that the Company expects to fully utilize on a more likely than not basis.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During 2024, the Company’s valuation allowance decreased by $34.3 million primarily due to a change in judgement on the realizability of foreign NOLs and currency translation adjustments. Following the purchase of the remaining noncontrolling interests of a foreign subsidiary, we reorganized related business operations, which resulted in the release of a valuation allowance for foreign net operating losses in the amount of $31.1 million as a discrete item in the third quarter because we are now forecasting the utilization of these net operating losses within the foreseeable future. At December 31, 2024, the Company has a valuation allowance of $42.5 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2024	2023	2022
	(In thousands)
Balance at January 1	$8,014	$6,181	$6,298
Additions based on tax positions related to the current year	1,509	1,564	1,342
Additions for tax positions of prior years	96	545	1,006
Reductions for tax positions of prior years	(92)	(88)	—
Expirations of statutes	(33)	—	—
Settlements	—	(188)	(2,465)
Balance at December 31	$9,494	$8,014	$6,181
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2024 and 2023, accruals for interest are not material and there are no accruals for penalties.
The Company’s income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Company is not currently under audit by the Internal Revenue Service. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2015. Income taxes payable include unrecognized tax benefits that are considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2024 and December 31, 2023, the Company has unrecognized tax benefits, including interest, of $9.7 million and $8.1 million, respectively; all of which are for tax positions included in IAC’s consolidated tax return filings. If unrecognized tax benefits at December 31, 2024 are subsequently recognized, the income tax provision would be reduced by $9.1 million. The comparable amount as of December 31, 2023 is $7.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.6 million by December 31, 2025 due to settlements; $0.5 million of which would reduce the income tax provision.
NOTE 13—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss) from continuing operations	$36,848	$36,848	$(30,047)	$(30,047)	$(89,168)	$(89,168)
Net earnings attributable to noncontrolling interests of continuing operations	(844)	(844)	(629)	(629)	(468)	(468)
Net earnings (loss) from continuing operations attributable to Angi Inc. Class A and Class B Common Stock shareholders	36,004	36,004	(30,676)	(30,676)	(89,636)	(89,636)
Loss from discontinued operations, net of taxes	—	—	(10,264)	(10,264)	(38,814)	(38,814)
Net earnings (loss) attributable to Angi Inc. Class A and Class B Common Stock shareholders	$36,004	$36,004	$(40,940)	$(40,940)	$(128,450)	$(128,450)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	500,025	500,025	505,900	505,900	503,008	503,008
Dilutive securities (a) (b)	—	6,667	—	—	—	—
Denominator for earnings (loss) per share—weighted average shares	500,025	506,692	505,900	505,900	503,008	503,008

Earnings (loss) per share:
Earnings (loss) per share from continuing operations	$0.07	$0.07	$(0.06)	$(0.06)	$(0.18)	$(0.18)
Loss per share from discontinued operations, net of tax	—	—	(0.02)	(0.02)	(0.08)	(0.08)
Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders	$0.07	$0.07	$(0.08)	$(0.08)	$(0.26)	$(0.26)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of RSUs and MSUs. For the years ended December 31, 2024, 2023, and 2022, 12.7 million, 28.5 million, and 23.6 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b) MSUs and PSUs are considered contingently issuable shares. Shares issuable upon exercise or vesting of MSUs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the MSUs and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2024, 2023, and 2022, 3.1 million, 0.5 million, and 0.8 million underlying MSUs and PSUs, respectively, were excluded from the calculation of diluted earnings (loss) per share because the market or performance condition(s) had not been met.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$416,434	$364,044	$321,155	$428,136
Restricted cash included in other current assets	—	—	107	156
Restricted cash included in other non-current assets	111	257	371	693
Restricted cash included in other non-current assets of discontinued operations	—	—	503	500
Total cash and cash equivalents, and restricted cash as shown on the statement of cash flows	$416,545	$364,301	$322,136	$429,485
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
Credit Losses
The following table presents the changes in the allowance for credit losses:

	Year Ended December 31,
	2024	2023
	(In thousands)
Balance at January 1	$24,684	$38,846
Current period provision for credit losses	57,261	79,385
Write-offs charged against the allowance for credit loss	(68,647)	(98,820)
Recoveries collected	5,338	5,102
Other	1,868	171
Balance at December 31	$20,504	$24,684

Other Current Assets	December 31,
	2024	2023
	(In thousands)

Capitalized sales commissions	$24,874	$34,927
Prepaid expenses	13,077	21,485
Other	4,030	15,663
Other current assets	$41,981	$72,075

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized software, leasehold improvements and equipment, net	December 31,
	2024	2023
	(In thousands)

Capitalized software and computer equipment	$266,540	$275,377
Leasehold improvements	14,194	27,140
Furniture and other equipment	5,930	10,387
Projects in progress	34,348	11,980
Capitalized software, leasehold improvements and equipment	321,012	324,884
Accumulated depreciation and amortization	(241,448)	(215,357)
Capitalized software, leasehold improvements and equipment, net	$79,564	$109,527

Accrued expenses and other current liabilities	December 31,
	2024	2023
	(In thousands)

Accrued employee compensation and benefits	$57,665	$59,765
Accrued advertising expense	31,639	25,648
Current lease liabilities	12,824	17,797
Other	69,223	76,119
Accrued expenses and other current liabilities	$171,351	$179,329
Other income, net

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Interest income	$19,582	$17,149	$4,529
Foreign exchange (losses) gains	(681)	1,238	(3,364)
Other	(540)	40	4
Other income, net	$18,361	$18,427	$1,169
Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash (paid) received during the year for:
Interest expense—third-party	$(19,375)	$(19,375)	$(19,375)
Income tax payments, including amounts paid to IAC for Angi’s share of IAC's consolidated tax liability	$(20,859)	$(4,957)	$(1,551)
Income tax refunds	$3,062	$282	$396

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15—CONTINGENCIES
In the ordinary course of business, the Company is subject to various lawsuits and other contingent matters. The Company establishes accruals for specific legal and other matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal and other matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including unrecognized tax benefits and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 12—Income Taxes” for information related to unrecognized tax benefits.
NOTE 16—RELATED PARTY TRANSACTIONS WITH IAC
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi, was CEO of Angi from October 10, 2022 through April 8, 2024. As a result, IAC allocated $2.4 million, $9.4 million, and $2.1 million for the years ended December 31, 2024 and 2023 and for the period from October 10, 2022 to December 31, 2022, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to the Company that were initially paid for by IAC and billed by IAC to the Company.
On April 8, 2024, Jeffrey W. Kip, President of Angi, was appointed to succeed Joseph Levin as CEO of Angi. Mr. Levin remains Chairman of the Company’s board of directors. Further, on January 13, 2025 and in connection with the Distribution, IAC announced that Mr. Levin will step down from his role as CEO of IAC on the earlier of the completion of the spin-off of Angi or May 31, 2025. Concurrent with IAC’s announcement, Angi announced its appointment of Mr. Levin as Executive Chairman of Angi, effective upon his departure from IAC.
The Combination and Related Agreements
The Company and IAC, in connection with the Combination, entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement and an employee matters agreement, which collectively govern the relationship between IAC and Angi.
Following the Distribution, Angi will continue to be an independent, publicly traded company, and IAC will no longer own any shares of Angi capital stock. The agreements between IAC and Angi that were put in place in connection with the Combination will survive the Distribution in accordance with their terms, with certain exceptions.

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

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investor Rights Agreement
The investor rights agreement provides IAC with certain registration, preemptive, and governance rights related to the Company and the shares of its capital stock it holds, as well as certain governance rights for the benefit of stockholders other than IAC. In connection with the Distribution, IAC and Angi anticipate that they will terminate the investor rights agreement.
Services Agreement
The services agreement currently governs services that IAC has agreed to provide to the Company through September 29, 2025, with automatic renewal for successive one-year terms, subject to IAC’s continued ownership of a majority of the total combined voting power of Angi’s voting stock and any subsequent extension(s) or truncation(s) agreed to by Angi and IAC. The scope, nature and extent of services may be changed from time to time as Angi and IAC may agree. In connection with the Distribution, Angi and IAC anticipate that they will update the schedule of services provided under the services agreement to reflect the provision of certain services requested by Angi for an agreed period of time following the Distribution, on terms consistent with the services agreement, including Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan until January 1, 2026.

The Company was charged by IAC $3.9 million, $6.4 million, and $3.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, for services rendered pursuant to the services agreement. There were no outstanding payables pursuant to the services agreement at December 31, 2024 and 2023, respectively.
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
At December 31, 2024 and 2023, the Company had outstanding payables of $1.6 million and $2.1 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the balance sheet. There were $5.1 million of payments to IAC pursuant to this agreement during the year ended December 31, 2024. There were no payments to or refunds from IAC pursuant to this agreement during the years ended December 31, 2023 and 2022.
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

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lastly, pursuant to the employee matters agreement, in the event of a distribution of Angi capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation and Human Capital Committee of the IAC Board of Directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to any such distribution into equity awards denominated in shares of Angi Class A common stock, which Angi would be obligated to assume and which would be dilutive to Angi stockholders. Following the Distribution, solely for purposes of determining the expiration of options with respect to shares of common stock of one company held by employees of the other company, IAC and Angi employees will be deemed employed by both companies for so long as they continue to be employed by whichever of the companies employs them immediately following the Distribution. The Company expects to terminate the employee matters agreement upon the completion of the Distribution, with Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan to be covered under the services agreement as described above.

During the years ended December 31, 2024, 2023 and 2022, there have been no IAC equity awards held by Angi employees exercised or vested, and no exercises and settlements of stock appreciation rights, that would require, pursuant to the employee matters agreement, reimbursement to IAC in Class A and Class B common stock.
Other Arrangements
Additionally, the Company subleases office space to IAC and charged rent pursuant to a lease agreement of $0.1 million, $0.6 million, and $1.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. IAC subleases office space to the Company and charged rent pursuant to a lease agreement of $1.4 million, $1.3 million, and $1.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, there were no outstanding receivables due from or payables due to IAC pursuant to the sublease agreements. In connection with the Distribution, IAC and Angi anticipate that they will terminate the sublease arrangements.
The Company incurred advertising expense of $1.1 million, $6.5 million, and $7.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to advertising and audience targeted advertising purchased from another IAC owned business. At December 31, 2024, there were no related payables outstanding. At December 31, 2023, there were related outstanding payables of $2.2 million included in “Accrued expenses and other current liabilities” in the balance sheet.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17—DISCONTINUED OPERATIONS
On November 1, 2023, Angi completed the sale of 100% of its wholly-owned subsidiary, THR, and has reflected it as a discontinued operation in its financial statements.

The components of the loss from discontinued operations for the periods January 1, 2023 through November 1, 2023, and the year ended December 31, 2022 in the statement of operations consisted of the following:

	January 1 through November 1,	Year Ended December 31,
	2023	2022
	(In thousands)
Revenue	$90,557	$137,509
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	61,476	100,664
Selling and marketing expense	17,667	33,041
General and administrative expense	14,516	27,070
Depreciation	555	747
Amortization of intangibles	—	667
Goodwill impairment	—	26,005
Total operating costs and expenses	94,214	188,194
Operating loss from discontinued operations	(3,657)	(50,685)
Interest income	9	9
Loss on sale of discontinued operations	(1,213)	—
Loss from discontinued operations before tax	(4,861)	(50,676)
Income tax (provision) benefit	(5,403)	11,862
Loss from discontinued operations, net of tax	$(10,264)	$(38,814)
During the period in which Angi owned THR, the Ads and Leads segment provided services to the Roofing segment totaling $3.5 million and $10.3 million for the period ended January 1, 2023 through November 1, 2023 and the year ended December 31, 2022, respectively.
NOTE 18—SUBSEQUENT EVENTS
Proposed Spin-off
On January 13, 2025, IAC announced that its board of directors approved a plan to spin off its full stake in the Company to IAC stockholders. IAC intends to effect the spin-off through a dividend to the holders of its common stock and Class B common stock of all of the common stock of the Company owned by IAC (the “Distribution”). Prior to the effective time of the Distribution, IAC intends to voluntarily convert all of the shares of our Class B common stock that it owns to shares of Class A common stock. The completion of the Distribution remains subject to customary conditions and to the final approval of IAC's board of directors and may not be completed, on the anticipated terms or at all. IAC expects to complete the Distribution as soon as March 31, 2025.

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2024, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2024, there have been no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See Item 8. Consolidated Financial Statements and Supplementary Data and Report of Independent Registered Public Accounting Firm, which reports are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Angi Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Angi Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Angi Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 28, 2025

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) during the quarter ended December 31, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to the definitive Proxy Statement to be used in connection with the Angi Inc. 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of Angi Inc. and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled “Information Concerning Director Nominees” and “Information Concerning Angi Inc. Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports,” respectively, in the 2025 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to the Angi Inc. Code of Ethics is set forth under the caption “Part I-Item 1-Business-Description of Our Businesses-Additional Information-Code of Ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2025 Proxy Statement and is incorporated herein by reference.
We have adopted a securities trading policy governing the purchase, sale and/or other transfer of (and certain other transactions involving) Angi Inc. securities by: (i) our directors, officers and employees (and certain persons and entities affiliated with such persons) and (ii) any other persons (such as contractors or consultants) who have access to material non-public information concerning IAC and its businesses from time to time that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of this policy is filed as Exhibit 19.1 to this annual report.

Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled “Executive Compensation,” “Director Compensation” and “Pay Ratio Disclosure,” respectively, in the 2025 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of the Company’s Class A common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under our equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Angi Inc. required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled

“Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of the Company’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to the Company by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Angi Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID:42).
Consolidated Balance Sheet as of December 31, 2024 and 2023.
Consolidated Statement of Operations for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022.
Notes to Consolidated Financial Statements.
(2)   Consolidated Financial Statement Schedule of Angi Inc.

Schedule Number
II	Valuation and Qualifying Accounts.
All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.
(3) Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith. References to “ANGI Homeservices Inc.” and “IAC/InterActiveCorp” below refer to Angi Inc. and IAC Inc., respectively. ANGI Homeservices Inc. changed its name to Angi Inc., effective March 17, 2021, and IAC/InterActiveCorp changed its name to IAC Inc., effective August 11, 2022.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of May 1, 2017, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 26, 2017, by and among Angie's List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. and Casa Merger Sub, Inc.	Annex B to the Proxy Statement/Prospectus of Angie's List, Inc. and ANGI Homeservices Inc., filed on August 30, 2017, pursuant to Rule 424(b)(3).
3.1	Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed on March 1, 2023.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc. (dated as of March 17, 2021).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of June 30, 2024).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2024.
3.5	Amended and Restated Bylaws of Angi Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2023.
4.1	Description of Securities.	Filed as Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
4.2	Investor Rights Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.3	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 20, 2020.
10.1	Contribution Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.2	Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.3	Tax Sharing Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.4	Employee Matters Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.5	Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 14, 2024.
10.6	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.7	Form of Notice and Terms and Conditions for Stock Options granted under the Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.8	Form of Terms and Conditions for Stock Appreciation Rights granted under the Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.2 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.9	Employment Agreement between Angela R. Hicks Bowman and ANGI Homeservices Inc., dated as of June 29, 2017.(2)	Exhibit 10.4 to the Registration Statement on Form S-4 (SEC File No. 333-219064), filed on June 30, 2017.
10.10	Employment Agreement between Bailey Carson and Angi Inc., dated as of October 15, 2024.(2)(3)
10.11	Employment Agreement between Jeffrey Kip and Angi Inc., dated as of November 13, 2023.(2)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2023.
10.12	Amendment to Employment Agreement between Angi Inc. and Jeffrey W. Kip, dated as of April 5, 2024.(2)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2024.
10.13	Performance Stock Unit Agreement between Angi Inc. and Jeffrey W. Kip, dated as of April 5, 2024.(2)	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2024.
10.14	Employment Transition Agreement between Joseph Levin and IAC Inc., dated as of January 13, 2025.(2)	Filed as Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on January 13, 2025.
10.15	Summary of Material Terms of Employment Arrangements between Glenn Orchard and Angi Inc., effective as of October 15, 2024.(2)(3)

10.16	Employment Agreement between Andrew Russakoff and Angi Inc., dated as of June 9, 2022.(2)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2022.
10.17	Employment Agreement between Shannon Shaw and ANGI Homeservices Inc., dated as of February 22, 2019.(2)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.
10.18	Transition Agreement between Kulesh Shanmugasundaram and Angi Inc., dated as of February 8, 2025.(2)(3)
19.1	Angi Inc. Securities Trading Policy.(3)
21.1	Subsidiaries of the Registrant as of December 31, 2024.(3)
23.1	Consent of Ernst & Young LLP.(3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
97.1	Angi Inc. Clawback Policy.	Filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema.(3)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(3)
101.DEF	Inline XBRL Taxonomy Extension Definition.(3)
101.LAB	Inline XBRL Taxonomy Extension Labels.(3)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(3)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________
(1)Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
(2)Reflects management contracts and management and director compensatory plans.
(3)Filed herewith.
(4)Furnished herewith.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 28, 2025
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2025:

Signature	Title

/s/ JOSEPH LEVIN	Chairman of the Board, and Director
Joseph Levin

/s/ JEFFREY W. KIP	Chief Executive Officer
Jeffrey W. Kip

/s/ ANDREW RUSSAKOFF	Chief Financial Officer
Andrew Russakoff

/s/ JULIE HOARAU	Principal Accounting Officer
Julie Hoarau

/s/ THOMAS R. EVANS	Director
Thomas R. Evans

/s/ ALESIA J. HAAS	Director
Alesia J. Haas

/s/ CHRISTOPHER HALPIN	Director
Christopher Halpin

/s/ KENDALL HANDLER	Director
Kendall Handler

/s/ ANGELA R. HICKS BOWMAN	Director
Angela R. Hicks Bowman

/s/ SANDRA BUCHANAN	Director
Sandra Buchanan

/s/ JEREMY G. PHILIPS	Director
Jeremy G. Philips

/s/THOMAS C. PICKETT JR.	Director
Thomas C. Pickett Jr.

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ MARK STEIN	Director
Mark Stein

/s/ SUZY WELCH	Director
Suzy Welch

Schedule II
ANGI INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2024
Allowance for credit losses	$24,684	$57,261	(a)	$1,868		$(63,309)	(b)	$20,504
Deferred tax valuation allowance	76,821	(33,130)	(c)	(1,198)	(d)			42,493
Other reserves	420							477

2023
Allowance for credit losses	$38,846	$79,385	(a)	$171		$(93,718)	(b)	$24,684
Deferred tax valuation allowance	64,877	9,891	(e)	2,053	(d)			76,821
Other reserves	692							420

2022
Allowance for credit losses	$28,712	$104,261	(a)	$110		$(94,237)	(b)	$38,846
Deferred tax valuation allowance	66,626	1,795	(f)	(3,544)	(g)			64,877
Other reserves	777							692
_________________________________________________________
(a)    Additions to the credit loss reserve are charged to expense.
(b)    Write-off of fully reserved accounts receivable balance, net of recoveries.
(c)    Amount is primarily related to a change in judgement on the realizability of foreign NOLs following the purchase of the remaining noncontrolling interests of a foreign subsidiary.
(d)    Amount is primarily related to currency translation adjustments on foreign NOLs.
(e)    Amount is primarily related to an increase in unbenefited capital losses and foreign NOLs.
(f)    Amount is primarily related to an increase in unbenefited capital losses and state tax attributes partially offset by a decrease in foreign NOLs.
(g)    Amount is primarily related to currency translation adjustments on foreign NOLs.