Form 10-Q
period 2025-03-31
Angi Inc.
filed 2025-05-06
CIK 1705110

As filed with the Securities and Exchange Commission on May 6, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 2, 2025, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	47,986,953
Class B Common Stock	—
Class C Common Stock	—
Total outstanding Common Stock	47,986,953

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$386,564	$416,434
Accounts receivable, net	40,475	36,670
Other current assets	38,171	41,981
Total current assets	465,210	495,085

Capitalized software, leasehold improvements and equipment, net	83,885	79,564
Goodwill	885,580	883,440
Intangible assets, net	168,079	167,662
Deferred income taxes	169,605	169,073
Other non-current assets, net	33,175	35,911
TOTAL ASSETS	$1,805,534	$1,830,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$28,684	$18,319
Deferred revenue	35,341	42,008
Accrued expenses and other current liabilities	152,026	171,351
Total current liabilities	216,051	231,678

Long-term debt, net	497,041	496,840
Deferred income taxes	1,533	1,500
Other long-term liabilities	41,869	37,916

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 53,900 and 11,295 shares, respectively, and outstanding 49,538 and 7,579, respectively	537	113
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; no shares and 42,202 shares issued and outstanding, respectively	—	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,444,580	1,465,640
Accumulated deficit	(179,909)	(195,015)
Accumulated other comprehensive income (loss)	384	(2,495)
Treasury stock, 4,362 and 3,716 shares, respectively	(216,552)	(205,864)
Total shareholders’ equity	1,049,040	1,062,801
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,805,534	$1,830,735
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Revenue	$245,913	$305,390
Cost of revenue (exclusive of depreciation shown separately below)	13,015	12,497
Gross profit	232,898	292,893
Operating costs and expenses:
Selling and marketing expense	118,541	157,051
General and administrative expense	57,319	85,521
Product development expense	27,087	23,756
Depreciation	9,948	23,849
Total operating costs and expenses	212,895	290,177
Operating income	20,003	2,716
Interest expense	(5,044)	(5,038)
Other income, net	4,828	4,484
Earnings before income taxes	19,787	2,162
Income tax provision	(4,681)	(3,479)
Net earnings (loss)	15,106	(1,317)
Net earnings attributable to noncontrolling interests	—	(314)
Net earnings (loss) attributable to Angi Inc. shareholders	$15,106	$(1,631)

Per share information attributable to Angi Inc. shareholders:
Basic earnings (loss) per share	$0.30	$(0.03)
Diluted earnings (loss) per share	$0.30	$(0.03)

Stock-based compensation expense by function:
Selling and marketing expense	$636	$1,232
General and administrative expense	(6,847)	7,193
Product development expense	3,924	972
Total stock-based compensation expense	$(2,287)	$9,397
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net earnings (loss)	$15,106	$(1,317)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,879	(781)
Total other comprehensive income (loss)	2,879	(781)
Comprehensive income (loss)	17,985	(2,098)
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	—	(314)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	36
Comprehensive income attributable to noncontrolling interests	—	(278)
Comprehensive income (loss) attributable to Angi Inc. shareholders	$17,985	$(2,376)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive Income (Loss)				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2024	$113	11,295	$422	42,202	$—	—	$1,465,640	$(195,015)	$(2,495)	$(205,864)	$1,062,801	$—	$1,062,801
Net earnings	—	—	—	—	—	—	—	15,106	—	—	15,106		15,106
Other comprehensive income	—	—	—	—	—	—	—	—	2,879	—	2,879		2,879
Stock-based compensation expense	—	—	—	—	—	—	(652)	—	—	—	(652)	—	(652)
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	283	—	—	—	—	(4,573)	—	—	—	(4,572)	—	(4,572)
Issuance of common stock to IAC pursuant to the employee matters agreement	1	120	—	—	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(10,688)	(10,688)	—	(10,688)
Transfer and conversion of common shares related to IAC CEO Employment Transition Agreement	5	501	(5)	(501)	—	—	—	—	—	—	—	—	—
Conversion of shares related to the Distribution	417	41,701	(417)	(41,701)	—	—	—	—	—	—	—	—	—
Adjustment pursuant to the tax sharing agreement with IAC as part of the Distribution	—	—	—	—	—	—	(17,960)	—	—	—	(17,960)	—	(17,960)
Other	—	—	—	—	—	—	2,126	—	—	—	2,126	—	2,126
Balance as of March 31, 2025	$537	53,900	$—	—	$—	—	$1,444,580	$(179,909)	$384	$(216,552)	$1,049,040	$—	$1,049,040

Balance as of December 31, 2023	$107	10,685	$422	42,202	$—	—	$1,447,353	$(231,019)	$1,187	$(177,283)	$1,040,767	$3,741	$1,044,508
Net (loss) earnings	—	—	—	—	—	—	—	(1,631)	—	—	(1,631)	314	(1,317)
Other comprehensive loss	—	—	—	—	—	—	—	—	(745)	—	(745)	(36)	(781)
Stock-based compensation expense	—	—	—	—	—	—	11,019	—	—	—	11,019	—	11,019
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2	202	—	—	—	—	(3,266)	—	—	—	(3,264)	—	(3,264)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(6,700)	(6,700)	—	(6,700)
Other	—		—	—	—	—	(422)	—	—	—	(422)	—	(422)
Balance as of March 31, 2024	$109	10,887	$422	42,202	$—	—	$1,454,684	$(232,650)	$442	$(183,983)	$1,039,024	$4,019	$1,043,043

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$15,106	$(1,317)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Provision for credit losses	11,314	15,910
Depreciation	9,948	23,849
Deferred income taxes	2,717	1,253
Non-cash lease expense (including impairment of right-of-use assets)	1,786	4,752
Stock-based compensation expense	(2,287)	9,397
Other adjustments, net	(451)	384
Changes in assets and liabilities:
Accounts receivable	(14,773)	(25,761)
Other assets	2,469	13,320
Accounts payable and other liabilities	(20,390)	(17,417)
Operating lease liabilities	(3,270)	(4,487)
Income taxes payable and receivable	1,417	2,148
Deferred revenue	(6,699)	265
Net cash (used in) provided by operating activities	(3,113)	22,296

Cash flows from investing activities:
Capital expenditures	(12,574)	(12,798)
Proceeds from sales of fixed assets	75	6
Net cash used in investing activities	(12,499)	(12,792)

Cash flows from financing activities:
Purchases of treasury stock	(9,801)	(6,860)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(4,542)	(3,214)
Net cash used in financing activities	(14,343)	(10,074)

Total cash used	(29,955)	(570)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(26)	(141)
Net decrease in cash and cash equivalents and restricted cash	(29,981)	(711)
Cash and cash equivalents and restricted cash at beginning of period	416,545	364,301
Cash and cash equivalents and restricted cash at end of period	$386,564	$363,590
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 134,000 Average Monthly Active Pros actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended March 31, 2025. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 16 million projects during the twelve months ended March 31, 2025.
The Company has two operating segments: (i) Domestic and (ii) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, and Handy.
In the United States, the Company provides Pros the capability to engage with potential customers, including quoting and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated Pros nationwide for home repair, maintenance and improvement projects. Consumers can also request household services directly through the Angi platform, and such requests are fulfilled by independently established Pros engaged in a trade, occupation and/or business that customarily provides such services. Matching service, booking of pre-priced services, and related tools and directories are provided to consumers free of charge upon registration. The Company also owns marketplaces in Austria, Canada, France, Germany, Italy, the Netherlands, and the UK which provide Pros the ability to engage with potential customers and consumers the ability to engage with the Pros they need.
During the three months ended March 31, 2025, the Company implemented homeowner choice for the Domestic segment on nearly all experiences such that those consumers are connected only with available Pros that they select, discontinuing the majority of experiences where homeowners are automatically matched with available Pros. The Company also consolidated the sales forces supporting its Domestic segment into a single unified sales organization with one integrated set of product offerings featuring a combination of subscription and leads packages, while no longer offering new sales of the legacy advertising product.
As used herein, “Angi,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).
Reverse Stock Split
On March 24, 2025, the Company filed a Certificate of Amendment (the “Amendment”) to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which became effective as of 12:01 a.m. Eastern Time, on March 24, 2025 (the “Effective Time”), to effect the Company’s 1-for-10 reverse stock split (the “Reverse Stock Split”) of the shares of outstanding Class A common stock, par value $0.001 per share, of the Company (“Class A Common Stock”), and Class B common stock, par value $0.001 per share, of the Company (“Class B Common Stock”).

At the Effective Time, every 10 shares of Class A Common Stock and Class B Common Stock issued and outstanding immediately prior to the Effective Time were automatically combined into one share of Class A Common Stock or Class B Common Stock, respectively, subject to the treatment of fractional shares. No fractional shares were outstanding following the Reverse Stock Split, and any fractional shares that would have otherwise resulted from the Reverse Stock Split were settled in cash. Proportional adjustments were made to the number of shares of Class A Common Stock subject to outstanding equity awards of the Company, as well as the applicable exercise price. The Company’s authorized shares of Class A Common Stock and Class B Common Stock, and the par value of each share of Class A Common Stock and Class B Common Stock, were unchanged by the Reverse Stock Split.

The Class A Common Stock began trading on the Nasdaq Global Select Market on a split-adjusted basis at the opening of trading on March 24, 2025. The ticker symbol for Class A Common Stock remains “ANGI.” All references to shares and per share amounts have been adjusted to reflect the Reverse Stock Split.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Distribution
On March 31, 2025, IAC Inc. (“IAC”) completed the spin-off of its ownership in the Company through a special dividend of the common stock of the Company owned by IAC to the holders of IAC common stock and IAC Class B common stock (the “Distribution”). Prior to the effective time of the Distribution, IAC voluntarily converted all of the shares of our Class B Common Stock that it owned to shares of Class A Common Stock. As a result of this conversion, there are no longer any shares of our Class B Common Stock outstanding. After completion of the Distribution, IAC has no ownership in the Company, there are no shares of Class B Common Stock outstanding, and the only class of Angi capital stock with shares outstanding is Class A Common Stock.
Segment Change
During the three months ended March 31, 2025, management determined that a realignment of the Company’s operating and reportable segments was necessary to better reflect the operations and strategic priorities of the organization and align more closely with how the Chief Operating Decision Maker (“CODM”) assesses performance and allocates resources. The Company now has two reportable segments: Domestic and International. Our financial information for prior periods has been recast to conform to the current period presentation.
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
The unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited interim financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2024, the current and non-current deferred revenue balances were $42.0 million and less than $0.1 million, respectively, and during the three months ended March 31, 2025, the Company recognized $31.0 million of revenue that was included in the deferred revenue balance as of December 31, 2024. At December 31, 2023, the current and non-current deferred revenue balances were $49.9 million and $0.1 million, respectively, and during the three months ended March 31, 2024, the Company recognized $32.6 million of revenue that was included in the deferred revenue balance as of December 31, 2023.
The current and non-current deferred revenue balances at March 31, 2025 are $35.3 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.

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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the three months ended March 31, 2025.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$320,980	$—	$—	$320,980
Total	$320,980	$—	$—	$320,980

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$346,824	$—	$—	$346,824
Total	$346,824	$—	$—	$346,824
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $451.3 million and $445.0 million at March 31, 2025 and December 31, 2024, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2025	December 31, 2024
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	2,959	3,160
Total long-term debt, net	$497,041	$496,840
ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of Angi, issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices, plus accrued and unpaid interest thereon, if any, as set forth in the indenture governing the notes.
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At March 31, 2025 and December 31, 2024, there were no limitations pursuant thereto.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the components of accumulated other comprehensive income, which exclusively consists of foreign currency translation adjustment for the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025	2024
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at January 1	$(2,495)	$1,187
Other comprehensive income (loss)	2,879	(745)
Balance at March 31	$384	$442
At March 31, 2025 and 2024, there was no tax benefit or provision on the accumulated other comprehensive income.
NOTE 5—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with the CODM’s view of the businesses. The Executive Committee, which is comprised of the CEO of the Company and the Executive Chairman of the Company’s board of directors, is the CODM of the Company. In addition, the Company considers the organization of its businesses in terms of segment management and the focus of the businesses with regards to the types of services or products offered or the target market.
During the three months ended March 31, 2025, management determined that a realignment of the Company’s operating and reportable segments was necessary to better reflect the operations and strategic priorities of the organization. The Company now has two reportable segments: Domestic and International.
Disaggregated Revenue
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue:
Domestic	$212,555	$270,036
International	33,358	35,354
Total	$245,913	$305,390

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Domestic:
Lead revenue	$115,389	$160,531
Advertising revenue	71,646	77,137
Services revenue	16,911	20,451
Membership subscription revenue	8,562	11,778
Other revenue	47	139
Total Domestic revenue	212,555	270,036
International:
Lead revenue	32,082	29,669
Membership subscription revenue	838	5,382
Other revenue	438	303
Total International revenue	33,358	35,354
Total revenue	$245,913	$305,390

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Expenses
The following table presents the significant expenses included in the Company’s segment reporting performance measure, Segment Adjusted EBITDA, that are regularly provided to the CODM:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Domestic
Consumer marketing expense (a)	$65,276	$79,520
Fixed expense (b)	48,122	50,623
Pro acquisition expense (c)	39,044	65,928
Variable expense (d)	26,545	33,061
Cost of revenue (e)	11,998	11,594
Total Domestic expenses	$190,985	$240,726
International
Fixed expense (b)	$11,651	$12,397
Variable expense (d)	5,345	4,581
Consumer marketing expense (a)	4,961	4,422
Pro acquisition expense (c)	4,290	6,399
Cost of revenue (e)	1,017	903
Total International expenses	$27,264	$28,702
Total expenses	$218,249	$269,428
For the three months ended March 31, 2025, Pro acquisition expense excludes $3.4 million of commissions capitalized in the current period and includes $9.1 million of capitalized commissions amortized from prior periods. For the three months ended March 31, 2024, Pro acquisition expense excludes $11.7 million of commissions capitalized in the current period and includes $13.7 million of capitalized commissions amortized from prior periods.
_____________________
(a) Consumer marketing expense includes (i) advertising expenditures to promote the brand to consumers with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, and (b) offline marketing, which is primarily television, streaming and radio advertising, (ii) compensation expense, excluding stock-based compensation, and other employee-related costs for consumer marketing personnel and (iii) outsourced personnel costs.
(b) Fixed expense includes (i) compensation expense, excluding stock-based compensation, and other employee-related costs for personnel engaged in (a) the design, development, testing, and enhancement of product offerings and related technology and (b) executive management, finance, legal, tax, marketing and human resources functions, (ii) software license and maintenance costs, (iii) rent expense and facilities costs (including impairments of ROU assets), (iv) fees for professional services and (iv) outsourced personnel costs for personnel engaged in product development.
(c) Pro acquisition expense includes (i) advertising expenditures to promote the brand to Pros with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to the brands within the Angi segments, and app platforms, and (b) offline marketing, which is primarily television, streaming and radio advertising and (ii) compensation expense, excluding stock-based compensation, and other employee-related costs for professional acquisition sales and marketing personnel.
(d) Variable expense includes (i) compensation expense, excluding stock-based compensation, and other employee-related costs for personnel engaged in customer service functions, (ii) provision for credit losses, (iii) outsourced personnel costs for personnel engaged in assisting in customer service functions and (iv) service guarantee expense.
(e) Cost of revenue consists primarily of (i) credit card processing fees, (ii) hosting fees and (iii) payments made to independent third-party Pros who perform work.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Segment Adjusted EBITDA:
Domestic	$21,566	$29,310
International	6,098	6,652
Total Segment Adjusted EBITDA	$27,664	$35,962

The following table reconciles total Segment Adjusted EBITDA to earnings before income taxes:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Total Segment Adjusted EBITDA	$27,664	$35,962
Stock-based compensation expense	2,287	(9,397)
Depreciation	(9,948)	(23,849)
Interest expense	(5,044)	(5,038)
Other income, net	4,828	4,484
Earnings before income taxes	$19,787	$2,162

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capital Expenditures
The following table presents capital expenditures by as viewed by the CODM:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Capital expenditures:
Domestic	$12,574	$12,782
International	—	16
Total	$12,574	$12,798
Asset information is not provided to the Company’s CODM as that information is not used in the allocation of resources or in assessing the performance of the Company’s segments.
Geographic Information
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue:
United States	$212,495	$269,872
All other countries	33,418	35,518
Total	$245,913	$305,390

	March 31, 2025	December 31, 2024
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$107,043	$104,290
All other countries	5,169	5,692
Total	$112,212	$109,982

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings through March 31, 2025. In all periods presented, the income tax provision and/or benefit has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the statement of cash flows. The tax sharing agreement between the Company and IAC remains in existence following the Distribution and governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision or benefit computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the statement of shareholders’ equity and financing activities within the statement of cash flows.
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
For the three months ended March 31, 2025, the Company recorded an income tax provision of $4.7 million which represents an effective income tax rate of 24%. The effective income tax rate is higher than the statutory rate of 21% due primarily to tax shortfalls generated by the vesting of stock-based awards, unbenefited losses, and foreign income taxed at different rates, partially offset by nontaxable cumulative previously recognized stock-based compensation expense related to the IAC restricted stock forfeited by Joseph Levin, former CEO of IAC and current Executive Chairman of Angi, and research credits. For the three months ended March 31, 2024, the Company recorded an income tax provision of $3.5 million due primarily to the impact of stock-based awards and unbenefited losses, partially offset by research credits.
As a result of the Distribution, the Company’s net deferred tax asset was adjusted via invested capital for tax attributes allocated to it from IAC consolidated federal and state tax filings. The allocation of tax attributes that was recorded as of March 31, 2025 is preliminary. Any subsequent adjustment to allocated tax attributes will be recorded as an adjustment to deferred taxes and additional paid-in capital. The Company also established a liability to IAC of $18.0 million via invested capital related to amounts owed pursuant to the tax sharing agreement when certain tax attributes are utilized. Any subsequent adjustment will be recorded as an adjustment to the liability and additional paid-in capital.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
At March 31, 2025 and December 31, 2024, the Company has unrecognized tax benefits, including interest, of $11.2 million and $9.7 million, respectively. If unrecognized tax benefits at March 31, 2025 are subsequently recognized, the income tax provision would be reduced by $10.5 million. The comparable amount as of December 31, 2024 is $9.1 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.7 million by March 31, 2026 due to statute expirations and settlements; $0.6 million of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At March 31, 2025, the Company has a U.S. gross deferred tax asset of $201.9 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $22.4 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $179.5 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $63.9 million. The Company expects to generate sufficient future taxable income of at least $304.3 million to fully realize this deferred tax asset.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended March 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$15,106	$15,106	$(1,317)	$(1,317)
Net earnings attributable to noncontrolling interests	—	—	(314)	(314)
Net earnings (loss) attributable to Angi Inc. Class A and Class B Common Stock shareholders	$15,106	$15,106	$(1,631)	$(1,631)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	49,779	49,779	50,263	50,263
Dilutive securities (a)(b)	—	685	—	—
Denominator for earnings (loss) per share—weighted average shares	49,779	50,464	50,263	50,263

Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Earnings (loss) per share	$0.30	$0.30	$(0.03)	$(0.03)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”) and market-based awards (“MSUs”). For the three months ended March 31, 2025 and 2024, 1.3 million and 2.8 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)    MSUs and performance-based awards (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of MSUs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the MSUs and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2025 and 2024, 0.3 million and less than 0.1 million underlying MSUs and PSUs, respectively, were excluded from the calculation of diluted earnings (loss) per share because the market or performance condition(s) had not been met.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$386,564	$416,434	$363,337	$364,044
Restricted cash included in other non-current assets	—	111	253	257
Total cash and cash equivalents, and restricted cash as shown on the statement of cash flows	$386,564	$416,545	$363,590	$364,301
Restricted cash included in “Other non-current assets” in the balance sheets for all periods presented above primarily consisted of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2025 and 2024:

	2025	2024
	(In thousands)
Balance at January 1	$20,504	$24,684
Current period provision for credit losses	11,314	15,910
Write-offs charged against the allowance for credit loss	(13,851)	(21,104)
Recoveries collected	1,219	1,263
Other	26	17
Balance at March 31	$19,212	$20,770
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	March 31, 2025	December 31, 2024
	(In thousands)
Capitalized software, leasehold improvements, and equipment	$241,742	$241,448
Intangible assets	$89,264	$89,229

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other income, net

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Interest income	$4,314	$4,709
Other	514	(225)
Other income, net	$4,828	$4,484
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
NOTE 10—RELATED PARTY TRANSACTIONS
Relationship with IAC
On January 13, 2025, IAC and Joseph Levin, CEO of IAC and Chairman of Angi, entered into an Employment Transition Agreement (the “Employment Transition Agreement”) pursuant to which the employment agreement, by and between Mr. Levin and IAC, dated November 5, 2020, and the Amended and Restated Restricted Stock Agreement, dated June 7, 2021 (“RSA Agreement”) were terminated, except as provided in Section 6 of the RSA Agreement. As a result, the 3.0 million shares of IAC restricted stock granted to Mr. Levin pursuant to the RSA Agreement were forfeited by Mr. Levin. Accordingly, the cumulative previously recognized stock-based compensation expense of $10.2 million recognized by Angi, with respect to the restricted stock was reversed in the three months ended March 31, 2025. The expense recognized by Angi was attributable to the period from October 10, 2023 through April 8, 2024 when Mr. Levin served as CEO of Angi.
Pursuant to the Employment Transition Agreement, IAC also transferred 0.5 million fully vested shares of Class B Common Stock held by IAC to Mr. Levin, and Mr. Levin immediately converted all shares of Class B Common Stock into shares of Class A Common Stock (the “Angi Shares”). Mr. Levin has committed to not transfer or dispose of the Angi Shares prior to the sixth anniversary of March 31, 2025, subject to certain limited exceptions. In connection with the Distribution, on March 31, 2025, Mr. Levin ceased to serve as CEO of IAC and a member of its board of directors and became Executive Chairman of Angi.
On March 3, 2025, IAC settled equity awards denominated in shares of one of our subsidiaries in IAC common stock. Pursuant to the terms of the employee matters agreement entered into between IAC and Angi in 2017, the Company reimbursed IAC for the cost of those shares by issuing to IAC 120,350 shares of our Class A Common Stock. On March 4, 2025, Angi also canceled equity awards denominated in the shares of one of our subsidiaries and issued 113,823 RSUs to holders of those awards. At March 31, 2025, there were no equity awards denominated in shares of our subsidiaries outstanding. The employee matters agreement was terminated in connection with the Distribution on March 31, 2025.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company subleased office space to IAC and pursuant to a lease agreement charged rent of $0.1 million for both the three months ended March 31, 2025 and 2024. IAC subleased office space to the Company and charged rent pursuant to a lease agreement of $0.3 million for both the three months ended March 31, 2025 and 2024. At March 31, 2025, in connection with the Distribution, Angi terminated its sublease of office space from IAC.
Following the Distribution, IAC is no longer considered a related party, and the relationship between Angi and IAC is governed by a number of agreements. These agreements include: a contribution agreement, a tax sharing agreement, a services agreement with an updated schedule of services and an employee matters agreement.
In connection with the Distribution, Angi and IAC updated the schedule of services provided under the services agreement to reflect the provision of certain services requested by Angi for an agreed period of time following the Distribution, on terms consistent with the services agreement, including Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan until January 1, 2026.

While the employee matters agreement will remain in place following the completion of the Distribution, Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan will no longer be covered by the employee matters agreement upon effectiveness of the Distribution and will instead be covered under the services agreement as described above.

Through the end of 2025, Angi will also continue to (i) obtain certain services through contracts that are held in IAC’s name and (ii) obtain from IAC certain corporate support services, both of which require that Angi reimburse IAC.

NOTE 11—SUBSEQUENT EVENTS
On May 5, 2025, the board of directors of the Company approved a new stock repurchase authorization of 5 million shares of its Class A common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality Pros with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 134,000 Average Active Monthly Pros (as defined below) during the three months ended March 31, 2025. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 16 million projects during the twelve months ended March 31, 2025.
The Company has two operating segments: (i) Domestic and (ii) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, HomeAdvisor, and Handy.
In the United States, the Company provides Pros the capability to engage with potential customers, including quoting and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated Pros nationwide for home repair, maintenance and improvement projects. Consumers can also request household services directly through the Angi platform, and such requests are fulfilled by independently established Pros engaged in a trade, occupation and/or business that customarily provides such services. Matching service, booking of pre-priced services, and related tools and directories are provided to consumers free of charge upon registration. The Company also owns marketplaces in Austria, Canada, France, Germany, Italy, the Netherlands, and the UK which provide Pros the ability to engage with potential customers and consumers the ability to engage with the Pros they need.
During the three months ended March 31, 2025, the Company implemented homeowner choice on nearly all experiences such that those consumers are connected only with available Pros that they select, discontinuing the majority of experiences where homeowners are automatically matched with available Pros. The Company also consolidated the sales forces supporting its Domestic segment into a single unified sales organization with one integrated set of product offerings featuring a combination of subscription and leads packages, while no longer offering new sales of the legacy advertising product.
For a more detailed description of the Company’s operating businesses, see “Description of Our Businesses” included in “Item 1—Business” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Distribution
On March 31, 2025, IAC Inc. (“IAC”) completed the spin-off of its ownership in the Company through a special dividend of the common stock of the Company owned by IAC to the holders of IAC common stock and IAC Class B common stock (the “Distribution”). Prior to the effective time of the Distribution, IAC voluntarily converted all of the shares of our Class B Common Stock that it owned to shares of Class A Common Stock. As a result of this conversion, there are no longer any shares of our Class B Common Stock outstanding. After completion of the Distribution, IAC has no ownership in the Company, there are no shares of Class B Common Stock outstanding, and the only class of Angi capital stock with shares outstanding is Class A Common Stock.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
•Domestic Revenue primarily comprises domestic revenue from lead revenue for consumer matches, revenue from Pros under contract for advertising and membership subscription revenue from Pros and consumers, and revenue from pre-priced offerings by which the consumer requests services through a Company platform and the Company connects them with a Pro to perform the service.
•International Revenue primarily comprises revenue generated within the International segment (consisting of businesses in Europe and Canada), including lead revenue for consumer matches and membership subscription revenue from Pros.
•Service Requests are requests for connections with Pros in the period, which include pre-priced offerings and indications of interest expressed on a Pro profile.
•Leads (formerly known as “Monetized Transactions”) are connections between consumers and Pros resulting from a Service Request in the period, including the completion of a job related to a pre-priced offering; a single Service Request can result in multiple Leads.
•Proprietary Channels are sources of Service Requests in which consumers go through an Angi proprietary user experience and retail partner experiences.
•Network Channels are sources of Service Requests in which consumers are presented with Angi Pros through a 3rd party website experience.
•Acquired Pros are new Pros onboarded onto the Angi platform and eligible to receive Leads in the period.
•Average Monthly Active Pros are the average number of Pros per month in the period that (i) received Leads, (ii) were presented on a Service Request where they agreed to receive a Lead if selected, (iii) requested to be connected to a consumer on a Service Request, or (iv) accepted an offer to complete a pre-priced Service Request.
•ANGI Group Senior Notes - On August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Components of Results of Operations
Cost of Revenue and Gross Profit
Cost of revenue, which excludes depreciation, consists primarily of (i) credit card processing fees, (ii) hosting fees, and (iii) payments made to independent third-party Pros who perform work.
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue.
Operating Costs and Expenses:
•Selling and marketing expense - consists primarily of (i) advertising expenditures, which include marketing fees to promote the brand to consumers and Pros with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, and (b) offline marketing, which is primarily television and radio advertising, (ii) compensation expense (including stock-based compensation expense) and other employee-related costs for our sales and marketing personnel, (iii) service guarantee expense, (iv) software license and maintenance costs, and (v) outsourced personnel costs.
•General and administrative expense - consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, (ii) provision for credit losses, (iii) software license and maintenance costs, (iv) outsourced personnel costs for personnel engaged in assisting in customer service functions, (v) fees for professional services, and (vi) rent expense and facilities costs (including impairments of right-of-use assets). Our customer service function includes personnel who provide support to our Pros and consumers.
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

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.” Included below are year-over-year comparisons between the three months ended March 31, 2025 and the three months ended March 31, 2024 reflecting our updated segment structure. See “Note 1—The Company and Summary of Significant Accounting Policies” for details regarding our segment change.
Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Domestic
Lead revenue	$115,389	$160,531	$(45,142)	(28)%
Advertising revenue	71,646	77,137	(5,491)	(7)%
Services revenue	16,911	20,451	(3,540)	(17)%
Membership subscription revenue	8,562	11,778	(3,216)	(27)%
Other revenue	47	139	(92)	(66)%
Total Domestic revenue	212,555	270,036	(57,481)	(21)%
International revenue	33,358	35,354	(1,996)	(6)%
Total revenue	$245,913	$305,390	$(59,477)	(19)%

Percentage of Total Revenue:
Domestic	86%	88%
International	14%	12%
Total revenue	100%	100%

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests
Proprietary channels	2,773	3,248	(475)	(15)%
Network channels	588	878	(290)	(33)%
Total	3,361	4,126	(765)	(19)%

Leads
Proprietary channels	3,590	3,644	(54)	(1)%
Network channels	812	1,867	(1,055)	(57)%
Total	4,402	5,511	(1,109)	(20)%

Acquired Pros	24	40	(16)	(41)%
Average Monthly Active Pros	134	157	(22)	(14)%
Domestic revenue decreased $57.5 million, or 21%, due primarily to a decrease in lead revenue of $45.1 million, or 28%, a decrease in advertising revenue of $5.5 million, or 7%, a decrease in services revenue of $3.5 million, or 17%, and a decrease in membership subscription revenue of $3.2 million, or 27%. The decrease in revenue was driven by the Company’s ongoing quality and efficiency improvements, including market optimization, sales force consolidation, and full implementation of consumer choice in January 2025.
International revenue decreased $2.0 million, or 6%, due primarily to a management decision to change the business model of the Canadian business when migrating it onto the European platform. This decision was made to bring the business model in line with the European businesses and transition the Canadian business into a more profitable self-serve platform that needs fewer manual sales.

Cost of revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$13,015	$12,497	$518	4%
As a percentage of revenue	5%	4%
Domestic cost of revenue increased $0.4 million, or 3%, and increased as a percentage of revenue, due primarily to higher hosting fees of $1.8 million, partially offset by lower credit card processing fees of $1.2 million.
International cost of revenue increased $0.1 million or 13%, and stayed consistent as a percentage of revenue, due primarily to a $0.1 million increase in the cost of content purchased and used on the business’s websites.
Gross profit

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Revenue	$245,913	$305,390	$(59,477)	(19)%
Cost of revenue (exclusive of depreciation shown separately below)	13,015	12,497	518	4%
Gross profit	$232,898	$292,893	$(59,995)	(20)%

Gross margin	95%	96%		(1)%
Gross profit decreased $60.0 million, or 20%, due primarily to the decrease in revenue described in the revenue discussion above.
Selling and marketing expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$118,541	$157,051	$(38,510)	(25)%
As a percentage of revenue	48%	51%
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Domestic selling and marketing expense decreased $36.7 million, or 25%, driven by decreases in compensation expense of $18.4 million and advertising expense of $16.9 million. The decrease in compensation expense was due primarily to a reduction in headcount. The decrease in advertising expense was due primarily to lower offline advertising.
International selling and marketing expense decreased $1.8 million, or 16%, driven by a decrease in compensation expense of $1.6 million due primarily to a reduction in headcount. The reduction in headcount was driven by the management decision to change the business model of the Canadian business when migrating it onto the European platform described in the revenue discussion above.
General and administrative expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$57,319	$85,521	$(28,202)	(33)%
As a percentage of revenue	23%	28%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Domestic general and administrative expense decreased $28.3 million, or 37%, due primarily to decreases of $15.4 million in compensation expense, $5.3 million in the provision for credit losses, $2.9 million in lease expense, $2.2 million in software license and maintenance costs, and $2.1 million in third-party wages. The decrease in compensation expense is primarily due to cumulative previously recognized stock-based compensation expense of $10.2 million related to IAC restricted stock forfeited by Joseph Levin, former CEO of IAC and current Executive Chairman of Angi, and a reduction in headcount. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in lease expense is primarily due to an impairment charge of a right-of-use asset previously recognized in the first quarter of 2024 and the Company’s reduction of its real estate footprint. The decrease in software license and maintenance costs and third-party wages are due primarily to reduced costs related to customer support services.

Product development expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Product development expense	$27,087	$23,756	$3,331	14%
As a percentage of revenue	11%	8%
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Product development expense increased $3.3 million, or 14%. The increase in product development expense was primarily driven by an increase in compensation expense.
Depreciation

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Depreciation	$9,948	$23,849	$(13,901)	(58)%
As a percentage of revenue	4%	8%
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Depreciation decreased $13.9 million, or 58%, due primarily to the reduction in capitalized software spend over prior periods and the write-off of certain leasehold improvements and furniture and fixtures in connection with the Company reducing its real estate footprint in 2024.
Operating income

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Domestic	$13,957	$(2,797)	$16,754	NM
International	6,046	5,513	533	10%
Total	$20,003	2,716	$17,287	636%

As a percentage of revenue	8%	1%
________________________
NM = Not meaningful

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Operating income increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due primarily to the factors described above in the selling and marketing, general and administrative, and depreciation expense discussions.

At March 31, 2025, there was $28.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.04 years.
Adjusted EBITDA

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Domestic	$21,566	$29,310	$(7,744)	(26)%
International	6,098	6,652	(554)	(8)%
Total	$27,664	$35,962	$(8,298)	(23)%

As a percentage of revenue	11%	12%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Domestic Adjusted EBITDA decreased $7.7 million, or 26%, to $21.6 million, and decreased as a percentage of revenue, driven by lower gross profit due to a decrease in revenue, partially offset by lower selling and marketing expense due to a decrease in compensation expense and improved marketing efficiency and lower general and administrative expense due to decreases in compensation expense and the provision for credit losses.
International Adjusted EBITDA decreased $0.6 million, or 8%, to $6.1 million, and decreased as a percentage of revenue, driven by lower gross profit due to a decrease in revenue.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 3—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands)
Interest expense	$(5,044)	$(5,038)	$6	—%
Interest expense was flat compared to the three months ended March 31, 2024.
Other income, net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands)
Other income, net	$4,828	$4,484	$344	8%
For the three months ended March 31, 2025 and 2024
Other income, net for the three months ended March 31, 2025 includes interest income of $4.3 million.
Other income, net for the three months ended March 31, 2024 includes interest income of $4.7 million.

Income tax provision

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Income tax provision	$(4,681)	$(3,479)	$(1,202)	(35)%
Effective income tax rate	24%	NM
For further details of income tax matters, see “Note 6—Income Taxes” to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
In 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to tax shortfalls generated by the vesting of stock-based awards, unbenefited losses, and foreign income taxed at different rates, partially offset by nontaxable cumulative previously recognized stock-based compensation expense related to the IAC restricted stock forfeited by Joseph Levin, former CEO of IAC and current Executive Chairman of Angi, and research credits.
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
Non-Cash Expenses That Are Excluded from Our Non-GAAP Measure
Stock-based compensation expense consists of expense associated with the grants, including stock appreciation rights, restricted stock units (“RSUs”), stock options, performance-based RSUs (“PSUs”) and market-based awards. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base; we also include the related shares in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method. PSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). The Company is currently settling all stock-based awards on a net basis and remits the required tax-withholding amounts from its current funds.
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
The following tables reconcile net earnings attributable to Angi Inc. shareholders to Adjusted EBITDA for the Company's reportable segments and net earnings (loss) attributable to Angi shareholders:

	Three Months Ended March 31, 2025
	Operating Income	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA
	(In thousands)
Domestic	$13,957	$(2,295)	$9,904	$21,566
International	6,046	8	44	6,098
Total	$20,003	$(2,287)	$9,948	$27,664
Interest expense	(5,044)
Other income, net	4,828
Earnings before income taxes	19,787
Income tax provision	(4,681)
Net earnings attributable to Angi Inc. shareholders	$15,106

	Three Months Ended March 31, 2024
	Operating (Loss) Income	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA
	(In thousands)
Domestic	$(2,797)	$9,042	$23,065	$29,310
International	5,513	355	784	6,652
Total	$2,716	$9,397	$23,849	$35,962
Interest expense	(5,038)
Other income, net	4,484
Earnings before income taxes	2,162
Income tax provision	(3,479)
Net loss	(1,317)
Net earnings attributable to noncontrolling interests	(314)
Net loss attributable to Angi Inc. shareholders	$(1,631)

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	March 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents:
United States	$381,617	$411,298
All other countries	4,947	5,136
Total cash and cash equivalents	$386,564	$416,434

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	2,959	3,160
Total long-term debt, net	$497,041	$496,840
At March 31, 2025, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 3—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(3,113)	$22,296
Investing activities	$(12,499)	$(12,792)
Financing activities	$(14,343)	$(10,074)
Net cash (used in) provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include depreciation, provision for credit losses, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), deferred income taxes, and amortization of intangibles.
2025
Adjustments to net earnings consist primarily of $11.3 million of provision for credit losses, $9.9 million of depreciation, $2.7 million of deferred income taxes, $1.8 million of non-cash lease expense, and $(2.3) million of stock-based compensation expense. The decrease from changes in working capital consists primarily of a decrease of $20.4 million in accounts payable and other liabilities, an increase of $14.8 million in accounts receivable, a decrease of $6.7 million in deferred revenue, and a decrease of $3.3 million in operating lease liabilities, partially offset by a decrease of $2.5 million in other assets. The decrease in accounts payable and other liabilities is due primarily to payments for accrued compensation, partially offset by the timing of payments. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in deferred revenue is due primarily to a decrease in advertising sales and lower memberships. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in other assets is due to lower capitalized sales commissions which were impacted by a reduction in the size of the sales force, a larger portion of sales commissions being expensed rather than capitalized in the period, and a shift to annual bonuses for roles that previously received commissions, partially offset by an increase in prepaid assets due to the timing of invoices.
Net cash used in investing activities includes capital expenditures of $12.6 million primarily related to investments in capitalized software to support the Company’s products and services.

Net cash used in financing activities includes $9.8 million for the repurchase of 0.6 million shares of the Company’s Class A Common Stock, on a settlement date basis, at an average price of $16.53 per share and $4.5 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

2024
Adjustments to net loss consist primarily of $23.8 million of depreciation, $15.9 million of provision for credit losses, $9.4 million of stock-based compensation expense, $4.8 million of non-cash lease expense (including impairment of right-of-use assets), and $1.3 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $25.8 million in accounts receivable and decreases of $17.4 million in accounts payable and other liabilities and $4.5 million in operating lease liabilities, partially offset by a decrease of $13.3 million of other assets. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in accounts payable and other liabilities is due primarily to payments for accrued compensation. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in other assets is due primarily to a payment received related to insurance coverage for previously incurred legal fees.
Net cash used in investing activities includes capital expenditures of $12.8 million primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities includes $6.9 million for the repurchase of 0.3 million shares of Angi Inc. Class A Common Stock, on a settlement date basis, at an average price of $23.72 per share and $3.2 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the three months ended March 31, 2025, the Company repurchased 0.6 million shares of its Class A Common Stock, on a trade date basis, at an average price of $16.46 per share, or $10.6 million in aggregate. From April 1, 2025 through May 2, 2025 the Company repurchased an additional 1.7 million shares at an average price of $12.83 per share, or $21.3 million in aggregate. As of May 2, 2025, the Company had no shares remaining in the 2.5 million share authorization approved by the board of directors of the Company on August 2, 2024.
On May 5, 2025, the board of directors of the Company approved a new stock repurchase authorization of 5 million shares of its Class A common stock.
Contractual Obligations
At March 31, 2025, there were no material changes outside the ordinary course of business to the Company’s contractual obligations disclosures as of December 31, 2024, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Capital Expenditures
The Company’s 2025 capital expenditures are expected to be higher than 2024 capital expenditures of $50.5 million by approximately 15% to 25%, due to an increase related to capitalized software.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2025, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, as of the end of the period covered by this quarterly report, of the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
During the three months ended March 31, 2025, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Professional Class Action Litigation against HomeAdvisor
As previously disclosed, the Company has been involved in professional class action litigation, as described in “Professional Class Action Litigation against HomeAdvisor” included in “Item 3 – Legal Proceedings” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025 (the “Annual Report”). This matter has been settled for an immaterial amount, and is fully resolved.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the continued migration of the home services market online, (ii) our ability to market our various products and services in a successful and cost-effective manner, (iii) the continued display of links to websites offering our products and services in a prominent manner in search results, (iv) our ability to expand our pre-priced offerings while balancing the overall mix of service requests and directory services on Angi platforms, (v) our ability to establish and maintain relationships with quality and trustworthy Pros, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) our ability to access, share and use personal data about consumers, (viii) our continued ability to communicate with consumers and Pros via e-mail (or other sufficient means), (ix) our ability to continue to generate leads for Pros given changing requirements applicable to certain communications with consumers, (x) any challenge to the contractor classification or employment status of our Pros, (xi) our ability to compete, (xii) adverse economic events or trends (particularly those that impact consumer confidence and spending behavior), (xiii) our ability to maintain and/or enhance our various brands, (xiv) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information (including credit card information), as well as the impact of cyberattacks experienced by third parties, (xv) the occurrence of data security breaches and/or fraud, (xvi) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xvii) the integrity, quality, efficiency and scalability of our systems, technology and infrastructures (and those of third parties with whom we do business),

(xviii) changes in key personnel, (xix) various risks related to our relationship with IAC following the Distribution, (xx) our ability to generate sufficient cash to service our indebtedness and (xxi) certain risks related to ownership of our Class A common stock.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Company management as of the date of this quarterly report. We do not undertake to update these forward-looking statements.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended March 31, 2025.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the three months ended March 31, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2025	—	$—	—	2,307,919
February 2025	120,846	$17.18	120,846	2,187,073
March 2025	524,955	$16.29	524,955	1,662,118
Total	645,801	$16.46	645,801	1,662,118
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorization announced in August 2024.
(2)Represents the total number of shares of Class A common stock that remained available for repurchase as of the end of the relevant month set forth in the table above pursuant to the 2.5 million share authorization approved on August 2, 2024 (the “2024 Share Authorization”). The Company may repurchase shares pursuant to the 2024 Share Authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

From April 1, 2025 through May 2, 2025, the Company repurchased an additional 1,662,118 shares of Class A common stock at an average price of $12.83 per share pursuant to the 2024 Share Authorization. As of May 2, 2025, the Company had no shares remaining under the 2024 Share Authorization.

On May 5, 2025 the Company’s board of directors approved a new stock repurchase authorization of 5 million shares of its Class A common stock.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
On March 7, 2025, the Company’s former Chief Technology Officer, Kulesh Shanmugasundaram, terminated a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s Class A Common Stock prior to his departure from the Company. The 10b5-1 Plan was terminated during an open trading window in accordance with the Company’s securities trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 Plan provided for the sale of 986 shares of the Company’s Class A Common Stock at market price each month, for a total of 9,861 shares, commencing March 17, 2025. The 10b5-1 Plan was to expire on November 28, 2025.

No other director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) during the three months ended March 31, 2025.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2017.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc. (dated as of March 17, 2021)	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of June 13, 2024).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2024
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of March 31, 2025).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2025.
3.6	Amended and Restated Bylaws.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2023.
3.7	Amended and Restated Bylaws (as amended March 31, 2025).	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2025.
10.1	Employment Transition Agreement between IAC Inc. and Joseph Levin, dated as of January 13, 2025.(1)	Filed as Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on January 13, 2025.
10.2	Transition Agreement between Kulesh Shanmugasundaram and Angi Inc., dated as of February 8, 2025.(1)	Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema.(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(2)
101.DEF	Inline XBRL Taxonomy Extension Definition.(2)
101.LAB	Inline XBRL Taxonomy Extension Labels.(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation.(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________
(1)Reflects management contracts and management and director compensatory plans.
(2)Filed herewith.
(3)Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 6, 2025
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer

Signature	Title	Date

/s/ ANDREW RUSSAKOFF	Chief Financial Officer	May 6, 2025
Andrew Russakoff