Form 10-Q
period 2025-06-30
Angi Inc.
filed 2025-08-05
CIK 1705110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 1, 2025, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	44,342,162
Class B Common Stock	—
Class C Common Stock	—
Total outstanding Common Stock	44,342,162

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$362,477	$416,434
Accounts receivable, net	44,811	36,670
Other current assets	35,941	41,981
Total current assets	443,229	495,085

Capitalized software, leasehold improvements and equipment, net	87,378	79,564
Goodwill	889,931	883,440
Intangible assets, net	168,931	167,662
Deferred income taxes	166,929	169,073
Other non-current assets, net	32,392	35,911
TOTAL ASSETS	$1,788,790	$1,830,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$39,804	$18,319
Deferred revenue	32,952	42,008
Accrued expenses and other current liabilities	175,146	171,351
Total current liabilities	247,902	231,678

Long-term debt, net	497,248	496,840
Deferred income taxes	1,606	1,500
Other long-term liabilities	39,810	37,916

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 54,074 and 11,295 shares, respectively, and outstanding 45,131 and 7,579, respectively	537	113
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; no shares and 42,202 shares issued and outstanding, respectively	—	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,448,914	1,465,640
Accumulated deficit	(169,012)	(195,015)
Accumulated other comprehensive income (loss)	6,350	(2,495)
Treasury stock, 8,943 and 3,716 shares, respectively	(284,565)	(205,864)
Total shareholders’ equity	1,002,224	1,062,801
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,788,790	$1,830,735
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenue	$278,221	$315,134	$524,134	$620,524
Cost of revenue (exclusive of depreciation shown separately below)	13,142	14,152	26,157	26,649
Gross profit	265,079	300,982	497,977	593,875
Operating costs and expenses:
Selling and marketing expense	139,453	158,323	257,994	315,374
General and administrative expense	74,081	84,369	131,400	169,890
Product development expense	23,594	24,779	50,681	48,535
Depreciation	10,278	24,324	20,226	48,173
Total operating costs and expenses	247,406	291,795	460,301	581,972
Operating income	17,673	9,187	37,676	11,903
Interest expense	(5,051)	(5,041)	(10,095)	(10,079)
Other income, net	4,819	4,570	9,647	9,054
Earnings before income taxes	17,441	8,716	37,228	10,878
Income tax provision	(6,544)	(4,628)	(11,225)	(8,107)
Net earnings	10,897	4,088	26,003	2,771
Net earnings attributable to noncontrolling interests	—	(328)	—	(642)
Net earnings attributable to Angi Inc. shareholders	$10,897	$3,760	$26,003	$2,129

Per share information attributable to Angi Inc. shareholders:
Basic earnings per share	$0.23	$0.07	$0.54	$0.04
Diluted earnings per share	$0.23	$0.07	$0.53	$0.04

Stock-based compensation expense by function:
Selling and marketing expense	$808	$1,145	$1,444	$2,377
General and administrative expense	3,637	5,807	(3,210)	13,000
Product development expense	609	1,720	4,533	2,692
Total stock-based compensation expense	$5,054	$8,672	$2,767	$18,069
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net earnings	$10,897	$4,088	$26,003	$2,771
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5,966	(198)	8,845	(979)
Total other comprehensive income (loss)	5,966	(198)	8,845	(979)
Comprehensive income	16,863	3,890	34,848	1,792
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	—	(328)	—	(642)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	15	—	51
Comprehensive income attributable to noncontrolling interests	—	(313)	—	(591)
Comprehensive income attributable to Angi Inc. shareholders	$16,863	$3,577	$34,848	$1,201
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2025
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value

									Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of March 31, 2025	$537	53,900	$—	—	$—	—	$1,444,580	$(179,909)	$384	$(216,552)	$1,049,040
Net earnings	—	—	—	—	—	—	—	10,897	—	—	10,897
Other comprehensive income	—	—	—	—	—	—	—	—	5,966	—	5,966
Stock-based compensation expense	—	—	—	—	—	—	6,485	—	—	—	6,485
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	174	—	—	—	—	(1,673)	—	—	—	(1,673)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(68,013)	(68,013)
Other	—	—	—	—	—	—	(478)	—	—	—	(478)
Balance as of June 30, 2025	$537	54,074	$—	—	$—	—	$1,448,914	$(169,012)	$6,350	$(284,565)	$1,002,224

Balance as of December 31, 2024	$113	11,295	$422	42,202	$—	—	$1,465,640	$(195,015)	$(2,495)	$(205,864)	$1,062,801
Net earnings	—	—	—	—	—	—	—	26,003	—	—	26,003
Other comprehensive income	—	—	—	—	—	—	—	—	8,845	—	8,845
Stock-based compensation expense	—	—	—	—	—	—	5,833	—	—	—	5,833
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	457	—	—	—	—	(6,246)	—	—	—	(6,245)
Issuance of common stock to IAC pursuant to the employee matters agreement	1	120	—	—	—	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(78,701)	(78,701)
Transfer and conversion of common shares related to IAC CEO Employment Transition Agreement	5	501	(5)	(501)	—	—	—	—	—	—	—
Conversion of shares related to the Distribution	417	41,701	(417)	(41,701)	—	—	—	—	—	—	—
Adjustment pursuant to the tax sharing agreement with IAC as part of the Distribution	—	—	—	—	—	—	(17,960)	—	—	—	(17,960)
Other	—	—	—	—	—	—	1,648	—	—	—	1,648
Balance as of June 30, 2025	$537	54,074	$—	—	$—	—	$1,448,914	$(169,012)	$6,350	$(284,565)	$1,002,224

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2024
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive Income (Loss)				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of March 31, 2024	$109	10,887	$422	42,202	$—	—	$1,454,684	$(232,650)	$442	$(183,983)	$1,039,024	$4,019	$1,043,043
Net earnings	—	—	—	—	—	—	—	3,760	—	—	3,760	328	4,088
Other comprehensive loss	—	—	—	—	—	—	—	—	(183)	—	(183)	(15)	(198)
Stock-based compensation expense	—	—	—	—	—	—	10,093	—	—	—	10,093	—	10,093
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2	215	—	—	—	—	(1,481)	—	—	—	(1,479)	—	(1,479)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(11,484)	(11,484)	—	(11,484)
Other	—	—	—	—	—	—	74	—	—	—	74	—	74
Balance as of June 30, 2024	$111	11,102	$422	42,202	$—	—	$1,463,370	$(228,890)	$259	$(195,467)	$1,039,805	$4,332	$1,044,137

Balance as of December 31, 2023	$107	10,685	$422	42,202	$—	—	$1,447,353	$(231,019)	$1,187	$(177,283)	$1,040,767	$3,741	$1,044,508
Net earnings	—	—	—	—	—	—	—	$2,129	—	—	2,129	642	2,771
Other comprehensive loss	—	—	—	—	—	—	—	$—	(928)	—	(928)	(51)	(979)
Stock-based compensation expense	—	—	—	—	—	—	21,112	$—	—	—	21,112	—	21,112
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	4	417	—	—	—	—	(4,747)	$—	—	—	(4,743)	—	(4,743)
Purchase of treasury stock	—	—	—	—	—	—	—	$—	—	(18,184)	(18,184)	—	(18,184)
Other	—	—	—	—	—	—	(348)	$—	—	—	(348)	—	(348)
Balance as of June 30, 2024	$111	11,102	$422	42,202	$—	—	$1,463,370	$(228,890)	$259	$(195,467)	$1,039,805	$4,332	$1,044,137
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net earnings	$26,003	$2,771
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for credit losses	24,043	28,883
Depreciation	20,226	48,173
Deferred income taxes	7,424	1,735
Non-cash lease expense (including impairment of right-of-use assets)	3,643	12,083
Stock-based compensation expense	2,767	18,069
Other adjustments, net	(1,184)	1,064
Changes in assets and liabilities:
Accounts receivable	(31,139)	(44,340)
Other assets	6,675	20,517
Accounts payable and other liabilities	12,358	2,461
Operating lease liabilities	(6,450)	(9,492)
Income taxes payable and receivable	(1,184)	1,574
Deferred revenue	(9,174)	1,490
Net cash provided by operating activities	54,008	84,988

Cash flows from investing activities:
Capital expenditures	(24,824)	(25,444)
Proceeds from sales of fixed assets	75	6
Net cash used in investing activities	(24,749)	(25,438)

Cash flows from financing activities:
Purchases of treasury stock	(76,386)	(18,201)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(6,771)	(4,743)
Distribution to IAC pursuant to the tax sharing agreement	—	(198)
Net cash used in financing activities	(83,157)	(23,142)

Total cash (used) provided	(53,898)	36,408
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(170)	(207)
Net (decrease) increase in cash and cash equivalents and restricted cash	(54,068)	36,201
Cash and cash equivalents and restricted cash at beginning of period	416,545	364,301
Cash and cash equivalents and restricted cash at end of period	$362,477	$400,502
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 126,000 Average Monthly Active Pros actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended June 30, 2025. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 16 million projects during the twelve months ended June 30, 2025.
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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2024, the current and non-current deferred revenue balances were $42.0 million and less than $0.1 million, respectively, and during the six months ended June 30, 2025, the Company recognized $38.2 million of revenue that was included in the deferred revenue balance as of December 31, 2024. At December 31, 2023, the current and non-current deferred revenue balances were $49.9 million and $0.1 million, respectively, and during the six months ended June 30, 2024, the Company recognized $39.2 million of revenue that was included in the deferred revenue balance as of December 31, 2023.
The current and non-current deferred revenue balances at June 30, 2025 are $33.0 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.

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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the six months ended June 30, 2025.

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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$325,435	$—	$—	$325,435
Total	$325,435	$—	$—	$325,435

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$346,824	$—	$—	$346,824
Total	$346,824	$—	$—	$346,824
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $465.0 million and $445.0 million at June 30, 2025 and December 31, 2024, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2025	December 31, 2024
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	2,752	3,160
Total long-term debt, net	$497,248	$496,840
ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of Angi, issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices, plus accrued and unpaid interest thereon, if any, as set forth in the indenture governing the notes.
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At June 30, 2025 and December 31, 2024, there were no limitations pursuant thereto.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the components of accumulated other comprehensive income:

	Three Months Ended June 30,
	2025	2024
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at April 1	$384	$442
Other comprehensive income (loss)	5,966	(183)
Balance at June 30	$6,350	$259

	Six Months Ended June 30,
	2025	2024
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at January 1	$(2,495)	$1,187
Other comprehensive income (loss)	8,845	(928)
Balance at June 30	$6,350	$259
At June 30, 2025 and 2024, there was no tax benefit or provision on the accumulated other comprehensive income.
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
Disaggregated Revenue
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue:
Domestic	$245,531	$281,907	$458,086	$551,943
International	32,690	33,227	66,048	68,581
Total	$278,221	$315,134	$524,134	$620,524

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Domestic:
Lead revenue	$154,207	$167,624	$269,596	$328,155
Advertising revenue	64,247	78,309	135,893	155,446
Services revenue	19,302	24,595	36,213	45,046
Membership subscription revenue	7,712	11,261	16,274	23,039
Other revenue	63	118	110	257
Total Domestic revenue	245,531	281,907	458,086	551,943
International:
Lead revenue	32,308	27,018	64,390	56,687
Membership subscription revenue	—	5,947	838	11,329
Other revenue	382	262	820	565
Total International revenue	32,690	33,227	66,048	68,581
Total revenue	$278,221	$315,134	$524,134	$620,524
Segment Expenses
The following table presents the significant expenses included in the Company’s segment reporting performance measure, Segment Adjusted EBITDA, that are regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Domestic
Consumer marketing expense (a)	$92,854	$82,024	$158,130	$161,544
Fixed expense (b)	49,633	55,253	97,755	105,876
Pro acquisition expense (c)	35,131	62,951	74,175	128,879
Variable expense (d)	27,983	31,474	54,528	64,535
Cost of revenue (e)	12,351	13,159	24,349	24,753
Total Domestic expenses	217,952	244,861	408,937	485,587
International
Fixed expense (b)	11,886	14,573	23,537	26,970
Variable expense (d)	6,034	3,262	11,379	7,843
Consumer marketing expense (a)	4,726	4,403	9,687	8,825
Pro acquisition expense (c)	3,827	4,859	8,117	11,258
Cost of revenue (e)	791	993	1,808	1,896
Total International expenses	27,264	28,090	54,528	56,792
Total expenses	$245,216	$272,951	$463,465	$542,379
Pro acquisition expense for the three months ended June 30, 2025 excludes $2.4 million of commissions capitalized in the three months ended June 30, 2025 and includes $7.8 million of capitalized commissions amortized from prior periods. Pro acquisition expense for the three months ended June 30, 2024 excludes $12.7 million of commissions capitalized in the three months ended June 30, 2024 and includes $13.3 million of capitalized commissions amortized from prior periods.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pro acquisition expense for the six months ended June 30, 2025 excludes $5.8 million of commissions capitalized in the six months ended June 30, 2025 and includes $16.9 million of capitalized commissions amortized from prior periods. Pro acquisition expense for the six months ended June 30, 2024 excludes $24.4 million of commissions capitalized in the six months ended June 30, 2024 and includes $26.9 million of capitalized commissions amortized from prior periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDA:
Domestic	$27,581	$37,048	$49,147	$66,358
International	5,424	5,135	11,522	11,787
Total Segment Adjusted EBITDA	$33,005	$42,183	$60,669	$78,145

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles total Segment Adjusted EBITDA to earnings before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Total Segment Adjusted EBITDA	$33,005	$42,183	$60,669	$78,145
Stock-based compensation expense	(5,054)	(8,672)	(2,767)	(18,069)
Depreciation	(10,278)	(24,324)	(20,226)	(48,173)
Interest expense	(5,051)	(5,041)	(10,095)	(10,079)
Other income, net	4,819	4,570	9,647	9,054
Earnings before income taxes	$17,441	$8,716	$37,228	$10,878

Capital Expenditures
The following table presents capital expenditures by as viewed by the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Capital expenditures:
Domestic	$12,093	$12,646	$24,667	$25,428
International	157	—	157	16
Total	$12,250	$12,646	$24,824	$25,444
Asset information at the reportable segment level is not regularly provided to the Company’s CODM because the Company manages capital expenditures on a consolidated basis.
Geographic Information
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue:
United States	$245,540	$281,818	$458,035	$551,690
All other countries	32,681	33,316	66,099	68,834
Total	$278,221	$315,134	$524,134	$620,524

	June 30, 2025	December 31, 2024
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$108,726	$104,290
All other countries	6,626	5,692
Total	$115,352	$109,982

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
For the three months ended June 30, 2025, the Company recorded an income tax provision of $6.5 million which represents an effective income tax rate of 38%. The effective income tax rate is higher than the statutory rate of 21% due primarily to foreign income taxed at different rates and state taxes, partially offset by research credits. For the six months ended June 30, 2025, the Company recorded an income tax provision of $11.2 million which represents an effective income tax rate of 30%. The effective income tax rate is higher than the statutory rate of 21% due primarily to foreign income taxed at different rates, tax shortfalls generated by the vesting of stock-based awards and state taxes, partially offset by research credits. For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $4.6 million and $8.1 million, respectively, which represents an effective income tax rate of 53% and 75%, respectively. For the three and six months ended June 30, 2024, the effective income tax rates are higher than the statutory rate of 21% due primarily to the impact of stock-based awards and unbenefited losses, partially offset by research credits.
As a result of the Distribution, the Company’s net deferred tax asset was adjusted via invested capital for tax attributes allocated to it from IAC consolidated federal and state tax filings. The allocation of tax attributes recorded as of March 31, 2025 is preliminary. Any subsequent adjustment to allocated tax attributes will be recorded as an adjustment to deferred taxes and additional paid-in capital. The Company also established a liability to IAC of $18.0 million via invested capital related to amounts owed pursuant to the tax sharing agreement when certain tax attributes are utilized. Any subsequent adjustment will be recorded as an adjustment to the liability and additional paid-in capital.
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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
At June 30, 2025 and December 31, 2024, the Company has unrecognized tax benefits, including interest, of $11.6 million and $9.7 million, respectively. If unrecognized tax benefits at June 30, 2025 are subsequently recognized, the income tax provision would be reduced by $10.9 million. The comparable amount as of December 31, 2024 is $9.1 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.7 million by June 30, 2026 due to statute expirations and settlements; $0.6 million of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At June 30, 2025, the Company has a U.S. gross deferred tax asset of $198.0 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $22.2 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $175.8 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $60.7 million. The Company expects to generate sufficient future taxable income of at least $289.2 million to fully realize this deferred tax asset.
NOTE 7—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$10,897	$10,897	$4,088	$4,088
Net earnings attributable to noncontrolling interests	—	—	(328)	(328)
Net earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$10,897	$10,897	$3,760	$3,760

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	47,224	47,224	50,159	50,159
Dilutive securities (a)(b)	—	456	—	539
Denominator for earnings per share—weighted average shares	47,224	47,680	50,159	50,698

Earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Earnings per share	$0.23	$0.23	$0.07	$0.07

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$26,003	$26,003	$2,771	$2,771
Net earnings attributable to noncontrolling interests	—	—	(642)	(642)
Net earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$26,003	$26,003	$2,129	$2,129

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	48,494	48,494	50,211	50,211
Dilutive securities (a)(b)	—	571	—	579
Denominator for earnings per share—weighted average shares	48,494	49,065	50,211	50,790

Earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Earnings per share	$0.54	$0.53	$0.04	$0.04
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”) and market-based awards (“MSUs”). For the three and six months ended June 30, 2025 and 2024, 1.5 million and 1.6 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)    MSUs and performance-based awards (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of MSUs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the MSUs and PSUs is dilutive for the respective reporting periods. For the three and six months ended June 30, 2025 and 2024, 0.3 million and 0.3 million underlying MSUs and PSUs, respectively, were excluded from the calculation of diluted earnings (loss) per share because the market or performance condition(s) had not been met.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$362,477	$416,434	$384,895	$364,044
Restricted cash included in other current assets	—	—	15,358	—
Restricted cash included in other non-current assets	—	111	249	257
Total cash and cash equivalents, and restricted cash as shown on the statement of cash flows	$362,477	$416,545	$400,502	$364,301
Restricted cash included in “Other current assets” in the balance sheet at June 30, 2024 primarily consists of cash held in an account pledged pursuant to the future purchase of certain noncontrolling interests.
Restricted cash included in “Other non-current assets” in the balance sheets for all periods presented above primarily consisted of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2025 and 2024:

	2025	2024
	(In thousands)
Balance at January 1	$20,504	$24,684
Current period provision for credit losses	24,043	28,883
Write-offs charged against the allowance for credit loss	(26,029)	(38,463)
Recoveries collected	2,254	2,339
Other	508	(38)
Balance at June 30	$21,280	$17,405
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	June 30, 2025	December 31, 2024
	(In thousands)
Capitalized software, leasehold improvements, and equipment	$235,617	$241,448
Intangible assets	$89,862	$89,229

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$3,878	$5,086	$8,192	$9,795
Other	941	(516)	1,455	(741)
Other income, net	$4,819	$4,570	$9,647	$9,054
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
NOTE 10—RELATED PARTY TRANSACTIONS
Relationship with IAC
On January 13, 2025, IAC and Joseph Levin, CEO of IAC and Chairman of Angi, entered into an Employment Transition Agreement (the “Employment Transition Agreement”) pursuant to which the employment agreement, by and between Mr. Levin and IAC, dated November 5, 2020, and the Amended and Restated Restricted Stock Agreement, dated June 7, 2021 (“RSA Agreement”) were terminated, except as provided in Section 6 of the RSA Agreement. As a result, the 3.0 million shares of IAC restricted stock granted to Mr. Levin pursuant to the RSA Agreement were forfeited by Mr. Levin. Accordingly, the cumulative previously recognized stock-based compensation expense of $10.2 million recognized by Angi, with respect to the restricted stock was reversed in the six months ended June 30, 2025. The expense recognized by Angi was attributable to the period from October 10, 2022 through April 8, 2024 when Mr. Levin served as CEO of Angi.
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
On March 3, 2025, IAC settled equity awards denominated in shares of one of our subsidiaries in IAC common stock. Pursuant to the terms of the employee matters agreement entered into between IAC and Angi in 2017, the Company reimbursed IAC for the cost of those shares by issuing to IAC 120,350 shares of our Class A Common Stock. On March 4, 2025, Angi also canceled equity awards denominated in the shares of one of our subsidiaries and issued 113,823 RSUs to holders of those awards. At June 30, 2025, there were no equity awards denominated in shares of our subsidiaries outstanding. The employee matters agreement was terminated in connection with the Distribution on March 31, 2025.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company subleased office space to IAC and pursuant to a lease agreement charged rent of $0.1 million for both the three and six months ended June 30, 2025 and for both the three and six months ended June 30, 2024. In May 2025, IAC terminated its sublease of office space from Angi.
IAC also subleased office space to the Company. At March 31, 2025, in connection with the Distribution, Angi terminated its sublease of office space from IAC. Before the sublease was terminated, IAC charged rent pursuant to a lease agreement of $0.3 million for both the three months ended March 31, 2025 and 2024, and $0.7 million for the six months ended June 30, 2024.
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

NOTE 11—SUBSEQUENT EVENTS
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company is assessing the impact the new legislation will have on the Consolidated Financial Statements and will reflect any necessary adjustments in the Consolidated Financial Statements for the quarter ending September 30, 2025, the quarter in which the law was enacted.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 126,000 Average Active Monthly Pros (as defined below) during the three months ended June 30, 2025. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 16 million projects during the twelve months ended June 30, 2025.
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
For a more detailed description of the Company’s operating businesses, see “Description of Our Businesses” included in “Item 1—Business” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
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
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this quarterly report on Form 10-Q (this “Quarterly Report”), which include the principal operating metrics we use in managing our business, are defined below:
•Domestic Revenue primarily comprises revenue generated within the Domestic segment, including lead revenue for consumer matches, revenue from Pros under contract for advertising and membership subscription revenue from Pros and consumers, and revenue from pre-priced offerings by which the consumer requests services through a Company platform and the Company connects them with a Pro to perform the service.
•International Revenue comprises revenue generated within the International segment (consisting of businesses in Europe and Canada), including lead revenue for consumer matches and membership subscription revenue from Pros.
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
•Network Channels are sources of Service Requests in which consumers are presented with Angi Pros through a third party website experience.
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

Results of Operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.” Included below are year-over-year comparisons between the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024 reflecting our updated segment structure. See “Note 1—The Company and Summary of Significant Accounting Policies” for details regarding our segment change.
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Domestic
Lead revenue	$154,207	$167,624	$(13,417)	(8)%	$269,596	$328,155	$(58,559)	(18)%
Advertising revenue	64,247	78,309	(14,062)	(18)%	135,893	155,446	(19,553)	(13)%
Services revenue	19,302	24,595	(5,293)	(22)%	36,213	45,046	(8,833)	(20)%
Membership subscription revenue	7,712	11,261	(3,549)	(32)%	16,274	23,039	(6,765)	(29)%
Other revenue	63	118	(55)	(47)%	110	257	(147)	(57)%
Total Domestic revenue	245,531	281,907	(36,376)	(13)%	458,086	551,943	(93,857)	(17)%
International revenue	32,690	33,227	(537)	(2)%	66,048	68,581	(2,533)	(4)%
Total revenue	$278,221	$315,134	$(36,913)	(12)%	$524,134	$620,524	$(96,390)	(16)%

Percentage of Total Revenue:
Domestic	88%	89%			87%	89%
International	12%	11%			13%	11%
Total revenue	100%	100%			100%	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests
Proprietary channels	4,118	3,848	270	7%	6,891	7,096	(205)	(3)%
Network channels	444	1,091	(647)	(59)%	1,032	1,969	(937)	(48)%
Total	4,562	4,939	(377)	(8)%	7,923	9,065	(1,142)	(13)%

Leads
Proprietary channels	4,980	4,309	671	16%	8,570	7,953	617	8%
Network channels	597	2,439	(1,842)	(76)%	1,409	4,307	(2,898)	(67)%
Total	5,577	6,749	(1,172)	(17)%	9,979	12,260	(2,281)	(19)%

Acquired Pros	24	39	(15)	(39)%	47	79	(32)	(40)%
Average Monthly Active Pros	126	157	(31)	(20)%	130	157	(27)	(17)%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Domestic revenue decreased $36.4 million, or 13%, due primarily to a decrease in advertising revenue of $14.1 million, or 18%, a decrease in lead revenue of $13.4 million, or 8%, a decrease in services revenue of $5.3 million, or 22%, and a decrease in membership subscription revenue of $3.5 million, or 32%. The decrease in Domestic revenue was driven by the Company’s ongoing quality and efficiency improvements, including marketing optimization, sales force consolidation, and full implementation of homeowner choice in January 2025.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Domestic revenue decreased $93.9 million, or 17%, due primarily to a decrease in lead revenue of $58.6 million, or 18%, a decrease in advertising revenue of $19.6 million, or 13%, a decrease in services revenue of $8.8 million, or 20%, and a decrease in membership subscription revenue of $6.8 million, or 29%. The decrease in Domestic revenue was due primarily to the factors described above in the three-month discussion.
International revenue decreased $2.5 million, or 4%, due primarily to a management decision to change the business model of the Canadian business when migrating it onto the European platform. This decision was made to bring the business model in line with the European businesses and transition the Canadian business into a more profitable self-serve platform that needs fewer manual sales.
Cost of revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$13,142	$14,152	$(1,010)	(7)%	$26,157	$26,649	$(492)	(2)%
As a percentage of revenue	5%	4%			5%	4%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Domestic cost of revenue decreased $0.8 million, or 6%, and remained constant as a percentage of revenue, due primarily to lower payments to third-party professional service providers of $0.9 million and lower credit card processing fees of $0.8 million, partially offset by higher hosting fees of $1.1 million.
International cost of revenue decreased $0.2 million, or 20%, and decreased as a percentage of revenue, due primarily to a $0.1 million decrease in the cost of content purchased and used on the business’s websites.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Domestic cost of revenue decreased $0.4 million, or 2%, but increased as a percentage of revenue, due primarily to lower credit card processing fees of $2.0 million and lower payments to third-party professional service providers of $1.5 million, partially offset by higher hosting fees of $2.8 million.
Gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Revenue	$278,221	$315,134	$(36,913)	(12)%	$524,134	$620,524	$(96,390)	(16)%
Cost of revenue (exclusive of depreciation shown separately below)	13,142	14,152	(1,010)	(7)%	26,157	26,649	(492)	(2)%
Gross profit	$265,079	$300,982	$(35,903)	(12)%	$497,977	$593,875	$(95,898)	(16)%

Gross margin	95%	96%		(1)%	95%	96%		(1)%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Gross profit decreased $35.9 million, or 12%, due primarily to the decrease in revenue described in the revenue discussion above.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Gross profit decreased $95.9 million, or 16%, due primarily to the decrease in revenue described in the revenue discussion above.

Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$139,453	$158,323	$(18,870)	(12)%	$257,994	$315,374	$(57,380)	(18)%
As a percentage of revenue	50%	50%			49%	51%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Domestic selling and marketing expense decreased $18.0 million, or 12%, driven by a decrease in compensation expense of $22.7 million, partially offset by an increase in advertising expense of $5.3 million. The decrease in compensation expense was due primarily to a reduction in headcount. The increase in advertising expense was due primarily to higher costs related to online advertising.
International selling and marketing expense decreased $0.9 million, or 10%, driven by a decrease in compensation expense of $1.5 million due primarily to a reduction in headcount, partially offset by an increase in advertising expense of $0.9 million. The reduction in headcount was driven by the management decision to change the business model of the Canadian business when migrating it onto the European platform described in the revenue discussion above. The increase in advertising expense was due primarily to higher costs related to online advertising.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Domestic selling and marketing expense decreased $54.6 million, or 19%, driven by decreases of $41.0 million in compensation expense and $11.5 million in advertising expense. The decrease in compensation expense was due primarily to a reduction in headcount. The decrease in advertising expense was due primarily to lower costs related to offline advertising.
International selling and marketing expense decreased $2.7 million, or 13%, driven by a decrease in compensation expense of $3.1 million due primarily to a reduction in headcount. The reduction in headcount was due primarily to the factors described above in the three-month discussion.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$74,081	$84,369	$(10,288)	(12)%	$131,400	$169,890	$(38,490)	(23)%
As a percentage of revenue	27%	27%			25%	27%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Domestic general and administrative expense decreased $10.9 million, or 15%, due primarily to decreases of $6.1 million in lease expense, $2.8 million in the provision for credit losses, and $2.3 million in software license and maintenance costs. The decrease in lease expense is primarily due to an impairment charge of right-of-use assets previously recognized in the second quarter of 2024 and the Company’s reduction of its real estate footprint. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in software license and maintenance costs is due primarily to reduced costs related to data warehousing and customer support services.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Domestic general and administrative expense decreased $39.2 million, or 26%, due primarily to decreases of $13.2 million in compensation expense, $9.1 million in lease expense, $8.0 million in the provision for credit losses, $4.5 million in software license and maintenance costs, and $2.6 million in third-party wages. The decrease in compensation expense is primarily due to previously recognized stock-based compensation expense of $10.2 million related to IAC restricted stock forfeited by Joseph Levin, former CEO of IAC and current Executive Chairman of Angi, in the first quarter of 2025, and a reduction in headcount. The decrease in lease expense is primarily due to impairment charges of right-of-use assets previously recognized in the first half of 2024 and the Company’s reduction of its real estate footprint. The decreases in the provision for credit losses and software license and maintenance costs are due primarily to the factors described above in the three-month discussion. The decrease in third-party wages is primarily due to reduced costs related to customer support services.
Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Product development expense	$23,594	$24,779	$(1,185)	(5)%	$50,681	$48,535	$2,146	4%
As a percentage of revenue	8%	8%			10%	8%
For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Product development expense decreased $1.2 million, or 5%, and increased $2.1 million, or 4%, for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024.
Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Depreciation	$10,278	$24,324	$(14,046)	(58)%	$20,226	$48,173	$(27,947)	(58)%
As a percentage of revenue	4%	8%			4%	8%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Depreciation decreased $14.0 million, or 58%, due primarily to the reduction in capitalized software spend over prior periods and the write-off of certain leasehold improvements and furniture and fixtures in connection with the Company’s reduction of its real estate footprint in 2024.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Depreciation decreased $27.9 million, or 58%, due primarily to the factors described above in the three-month discussion.
Operating income

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Domestic	$12,706	$5,127	$7,579	148%	$26,663	$2,330	$24,333	1,044%
International	4,967	4,060	907	22%	11,013	9,573	1,440	15%
Total	$17,673	$9,187	$8,486	92%	$37,676	$11,903	$25,773	217%

As a percentage of revenue	6%	3%			7%	2%
For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Operating income increased for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively, due primarily to the factors described above in the cost of revenue, selling and marketing, general and administrative, and depreciation expense discussions.

At June 30, 2025, there was $34.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Domestic	$27,581	$37,048	$(9,467)	(26)%	$49,147	$66,358	$(17,211)	(26)%
International	5,424	5,135	289	6%	11,522	11,787	(265)	(2)%
Total	$33,005	$42,183	$(9,178)	(22)%	$60,669	$78,145	$(17,476)	(22)%

As a percentage of revenue	12%	13%			12%	13%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Domestic Adjusted EBITDA decreased $9.5 million, or 26%, to $27.6 million, and decreased as a percentage of revenue. This decrease was primarily driven by lower gross profit due to a decrease in revenue, partially offset by lower selling and marketing expense and lower general and administrative expense.
International Adjusted EBITDA increased $0.3 million, or 6%, to $5.4 million, and increased as a percentage of revenue, driven by lower selling and marketing expense and lower cost of revenue.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Domestic Adjusted EBITDA decreased $17.2 million, or 26%, to $49.1 million, and decreased as a percentage of revenue. The decrease was primarily driven by lower gross profit due to a decrease in revenue, partially offset by lower selling and marketing expense due to a decrease in compensation expense and lower costs related to offline advertising, lower general and administrative expense due to decreases in compensation expense, lease expense, and the provision for credit losses, and lower cost of revenue due to lower credit card processing fees and payments to third-party professional service providers.
International Adjusted EBITDA decreased $0.3 million, or 2%, to $11.5 million, and remained constant as a percentage of revenue, driven by lower gross profit due to a decrease in revenue.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 3—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands)
Interest expense	$(5,051)	$(5,041)	$10	—%	$(10,095)	$(10,079)	$16	—%
Interest expense in the three and six months ended June 30, 2025 remained constant compared to the three and six months ended June 30, 2024, respectively.
Other income, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands)
Other income, net	$4,819	$4,570	$249	5%	$9,647	$9,054	$593	7%

For the three and six months ended June 30, 2025 and 2024
Other income, net includes interest income of $3.9 million and $5.1 million for the three months ended June 30, 2025 and 2024, respectively, and $8.2 million and $9.8 million for the six months ended June 30, 2025 and 2024, respectively.
Income tax provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Income tax provision	$(6,544)	$(4,628)	$(1,916)	(41)%	$(11,225)	$(8,107)	$(3,118)	(38)%
Effective income tax rate	38%	53%			30%	75%
For further details of income tax matters, see “Note 6—Income Taxes” to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
In 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to foreign income taxed at different rates and state taxes, partially offset by research credits.
In 2024, the effective income tax rate is higher than the statutory rate of 21% due primarily to the impact of stock-based awards and unbenefited losses, partially offset by research credits.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
In 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to foreign income taxed at different rates, tax shortfalls generated by the vesting of stock-based awards and state taxes, partially offset by research credits.
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
The following tables reconcile net earnings attributable to Angi shareholders to Adjusted EBITDA for the Company's reportable segments and net earnings (loss) attributable to Angi shareholders:

	Three Months Ended June 30, 2025
	Operating Income	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA
	(In thousands)
Domestic	$12,706	$4,648	$10,227	$27,581
International	4,967	406	51	5,424
Total	$17,673	$5,054	$10,278	$33,005
Interest expense	(5,051)
Other income, net	4,819
Earnings before income taxes	17,441
Income tax provision	(6,544)
Net earnings attributable to Angi Inc. shareholders	$10,897

	Three Months Ended June 30, 2024
	Operating (Loss) Income	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA
	(In thousands)
Domestic	$5,127	$8,371	$23,550	$37,048
International	4,060	301	774	5,135
Total	$9,187	$8,672	$24,324	$42,183
Interest expense	(5,041)
Other income, net	4,570
Earnings before income taxes	8,716
Income tax provision	(4,628)
Net earnings	4,088
Net earnings attributable to noncontrolling interests	(328)
Net earnings attributable to Angi Inc. shareholders	$3,760

	Six Months Ended June 30, 2025
	Operating Income	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA
	(In thousands)
Domestic	$26,663	$2,353	$20,131	$49,147
International	11,013	414	95	11,522
Total	$37,676	$2,767	$20,226	$60,669
Interest expense	(10,095)
Other income, net	9,647
Earnings before income taxes	37,228
Income tax provision	(11,225)
Net earnings attributable to Angi Inc. shareholders	$26,003

	Six Months Ended June 30, 2024
	Operating Income	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA
	(In thousands)
Domestic	$2,330	$17,413	$46,615	$66,358
International	9,573	656	1,558	11,787
Total	$11,903	$18,069	$48,173	$78,145
Interest expense	(10,079)
Other income, net	9,054
Earnings before income taxes	10,878
Income tax provision	(8,107)
Net earnings	2,771
Net earnings attributable to noncontrolling interests	(642)
Net earnings attributable to Angi Inc. shareholders	$2,129

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents:
United States	$356,586	$411,298
All other countries	5,891	5,136
Total cash and cash equivalents	$362,477	$416,434

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	2,752	3,160
Total long-term debt, net	$497,248	$496,840
At June 30, 2025, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 3—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$54,008	$84,988
Investing activities	$(24,749)	$(25,438)
Financing activities	$(83,157)	$(23,142)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include depreciation, provision for credit losses, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), deferred income taxes, and amortization of intangibles.
2025
Adjustments to net earnings consist primarily of $24.0 million of provision for credit losses, $20.2 million of depreciation, $7.4 million of deferred income taxes, $3.6 million of non-cash lease expense, and $2.8 million of stock-based compensation expense. The decrease from changes in working capital consists primarily of an increase of $31.1 million in accounts receivable, a decrease of $9.2 million in deferred revenue, and a decrease of $6.5 million in operating lease liabilities, partially offset by an increase of $12.4 million in accounts payable and other liabilities and a decrease of $6.7 million in other assets. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in deferred revenue is due primarily to a decrease in advertising sales and lower memberships. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due primarily to the timing of payments, partially offset by payments for accrued compensation. The decrease in other assets is due to lower capitalized sales commissions which were impacted by a reduction in the size of the sales force, a larger portion of sales commissions being expensed rather than capitalized in the period, and a shift to annual bonuses for roles that previously received commissions, partially offset by an increase in prepaid assets due to the timing of invoices.
Net cash used in investing activities includes capital expenditures of $24.8 million primarily related to investments in capitalized software to support the Company’s products and services.

Net cash used in financing activities includes $76.4 million for the repurchase of 5.1 million shares of the Company’s Class A Common Stock, on a settlement date basis, at an average price of $14.91 per share and $6.8 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

2024
Adjustments to net earnings consist primarily of $48.2 million of depreciation, $28.9 million of provision for credit losses, $18.1 million of stock-based compensation expense, $12.1 million of non-cash lease expense (including impairment of right-of-use assets), and $1.7 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $44.3 million in accounts receivable and a decrease of $9.5 million in operating lease liabilities, partially offset by a decrease of $20.5 million in other assets and an increase of $2.5 million in accounts payable and other liabilities. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in other assets is due primarily to the receipt of an insurance claim from coverage for previously incurred legal fees and a decrease in prepaid hosting services. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising, partially offset by timing of payments.
Net cash used in investing activities includes capital expenditures of $25.4 million primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities includes $18.2 million for the repurchase of 0.8 million shares of the Company’s Class A Common Stock, on a settlement date basis, at an average price of $22.36 per share and $4.7 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the six months ended June 30, 2025, the Company repurchased 5.2 million shares of its Class A Common Stock, on a trade date basis, at an average price of $14.92 per share, or $78.0 million in aggregate. As of May 2, 2025, the Company had no shares remaining in the 2.5 million share authorization approved by the board of directors of the Company on August 2, 2024. On May 5, 2025, the board of directors of the Company approved a new stock repurchase authorization of 5.0 million shares of its Class A Common Stock (the “2025 Share Authorization”). From July 1, 2025 through August 1, 2025, the Company repurchased an additional 0.8 million shares at an average price of $16.39 per share, or $13.4 million in aggregate. As of August 1, 2025, the Company had 1.3 million shares remaining in the 2025 Share Authorization.
Contractual Obligations
At June 30, 2025, there were no material changes outside the ordinary course of business to the Company’s contractual obligations disclosures as of December 31, 2024, included in the Annual Report.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. Our significant accounting policies are described in Note 1—The Company and Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report. There have been no material changes to our critical accounting estimates since our Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2025, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report.

Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
During the three months ended June 30, 2025, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the organization have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.

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
Rules of the SEC require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters which we are defending, involves or is likely to involve amounts of that magnitude.
Item 1A.    Risk Factors
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans,” “intends,” “will continue,” “may”, “could” and “believes,” among similar expressions, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to our future business, financial condition, results of operations and financial performance, our business prospects and strategy, trends in the home services industry and other similar matters. These forward-looking statements are based on the expectations and assumptions of our management about future events as of the date of this report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in “Item 1A—Risk Factors” of our Annual Report. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this Quarterly Report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Company management as of the date of this Quarterly Report. We do not undertake to update these forward-looking statements.
There have been no material changes to the risk factors disclosed in “Item 1A—Risk Factors” of our Annual Report. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under “Item 1A—Risk Factors” of our Annual Report, any or all of which could materially and adversely affect the Company’s business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect the Company’s business, financial condition and/or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended June 30, 2025.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A Common Stock during the three months ended June 30, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2025	1,662,118	$12.57	1,662,118	—
May 2025	1,525,741	$16.11	1,525,741	3,474,259
June 2025	1,393,258	$15.71	1,393,258	2,081,001
Total	4,581,117	$14.70	4,581,117	2,081,001
________________________________________
(1)Reflects repurchases made pursuant to the share repurchase authorizations announced in August 2024 (the “2024 Share Authorization”) and/or May 2025 (the “2025 Share Authorization”), as applicable.
(2)Represents the total number of shares of Class A Common Stock that remained available for repurchase as of the end of the relevant month set forth in the table above pursuant to the 2024 Share Authorization and/or the 2025 Share Authorization, as applicable. Pursuant to the 2024 Share Authorization, the Company was authorized to repurchase up to 2.5 million shares of Class A Common Stock over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. As of May 2, 2025, the Company had no shares remaining under the 2024 Share Authorization. Pursuant to the 2025 Share Authorization, the Company may repurchase up to 5.0 million shares of Class A Common Stock over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
From July 1, 2025 through August 1, 2025, the Company repurchased an additional 815,935 shares of Class A Common Stock at an average price of $16.39 per share pursuant to the 2025 Share Authorization, after which approximately 1.3 million shares of Class A Common Stock remained available for repurchase.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) during the three months ended June 30, 2025.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2017.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc. (effective as of March 17, 2021)	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of June 13, 2024).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2024
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of March 31, 2025).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2025.
3.6	Amended and Restated Bylaws.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2023.
3.7	Amended and Restated Bylaws (as amended March 31, 2025).	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2025.
10.1	Summary of Non-Employee Director Compensation Arrangements (as amended June 17, 2025)(1)(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema.(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(2)
101.DEF	Inline XBRL Taxonomy Extension Definition.(2)
101.LAB	Inline XBRL Taxonomy Extension Labels.(2)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________

(1)Reflects management contracts and management and director compensatory plans.
(2)Filed herewith.
(3)The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 5, 2025
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer

Signature	Title	Date

/s/ ANDREW RUSSAKOFF	Chief Financial Officer	August 5, 2025
Andrew Russakoff