Form 10-Q
period 2025-09-30
Angi Inc.
filed 2025-11-04
CIK 1705110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 31, 2025, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	43,150,575
Class B Common Stock	—
Class C Common Stock	—
Total outstanding Common Stock	43,150,575

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$340,689	$416,434
Accounts receivable, net	38,354	36,670
Other current assets	28,320	41,981
Total current assets	407,363	495,085

Capitalized software, leasehold improvements and equipment, net	93,094	79,564
Goodwill	889,662	883,440
Intangible assets, net	168,855	167,662
Deferred income taxes	157,276	169,073
Other non-current assets, net	31,141	35,911
TOTAL ASSETS	$1,747,391	$1,830,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$38,897	$18,319
Deferred revenue	29,937	42,008
Accrued expenses and other current liabilities	146,401	171,351
Total current liabilities	215,235	231,678

Long-term debt, net	497,457	496,840
Deferred income taxes	1,023	1,500
Other long-term liabilities	39,606	37,916

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 54,140 and 11,295 shares, respectively, and outstanding 43,687 and 7,579, respectively	537	113
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; no shares and 42,202 shares issued and outstanding, respectively	—	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,455,785	1,465,640
Accumulated deficit	(158,104)	(195,015)
Accumulated other comprehensive income (loss)	5,816	(2,495)
Treasury stock, 10,453 and 3,716 shares, respectively	(309,964)	(205,864)
Total shareholders’ equity	994,070	1,062,801
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,747,391	$1,830,735
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenue	$265,633	$296,719	$789,767	$917,243
Cost of revenue (exclusive of depreciation shown separately below)	12,460	14,750	38,617	41,399
Gross profit	253,173	281,969	751,150	875,844
Operating costs and expenses:
Selling and marketing expense	129,314	155,443	387,308	470,817
General and administrative expense	69,410	76,827	200,810	246,717
Product development expense	20,749	24,314	71,430	72,849
Depreciation	11,918	17,568	32,144	65,741
Total operating costs and expenses	231,391	274,152	691,692	856,124
Operating income	21,782	7,817	59,458	19,720
Interest expense	(5,069)	(5,045)	(15,164)	(15,124)
Other income, net	4,090	5,979	13,737	15,033
Earnings before income taxes	20,803	8,751	58,031	19,629
Income tax (provision) benefit	(10,198)	26,612	(21,423)	18,505
Net earnings	10,605	35,363	36,608	38,134
Net earnings attributable to noncontrolling interests	—	(202)	—	(844)
Net earnings attributable to Angi Inc. shareholders	$10,605	$35,161	$36,608	$37,290

Per share information attributable to Angi Inc. shareholders:
Basic earnings per share	$0.24	$0.71	$0.78	$0.74
Diluted earnings per share	$0.23	$0.70	$0.77	$0.74

Stock-based compensation expense by function:
Selling and marketing expense	$748	$1,151	$2,192	$3,528
General and administrative expense	3,983	7,309	773	20,309
Product development expense	1,251	1,564	5,784	4,256
Total stock-based compensation expense	$5,982	$10,024	$8,749	$28,093
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net earnings	$10,605	$35,363	$36,608	$38,134
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(534)	3,208	8,311	2,229
Total other comprehensive (loss) income	(534)	3,208	8,311	2,229
Comprehensive income	10,071	38,571	44,919	40,363
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	—	(202)	—	(844)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	(189)	—	(138)
Comprehensive income attributable to noncontrolling interests	—	(391)	—	(982)
Comprehensive income attributable to Angi Inc. shareholders	$10,071	$38,180	$44,919	$39,381
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2025
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value

									Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of June 30, 2025	$537	54,074	$—	—	$—	—	$1,448,914	$(169,012)	$6,350	$(284,565)	$1,002,224
Net earnings	—	—	—	—	—	—	—	10,605	—	—	10,605
Other comprehensive loss	—	—	—	—	—	—	—	—	(534)	—	(534)
Stock-based compensation expense	—	—	—	—	—	—	7,541	—	—	—	7,541
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	66	—	—	—	—	(606)	—	—	—	(606)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(25,399)	(25,399)
Other	—	—	—	—	—	—	(64)	303	—	—	239
Balance as of September 30, 2025	$537	54,140	$—	—	$—	—	$1,455,785	$(158,104)	$5,816	$(309,964)	$994,070

Balance as of December 31, 2024	$113	11,295	$422	42,202	$—	—	$1,465,640	$(195,015)	$(2,495)	$(205,864)	$1,062,801
Net earnings	—	—	—	—	—	—	—	36,608	—	—	36,608
Other comprehensive income	—	—	—	—	—	—	—	—	8,311	—	8,311
Stock-based compensation expense	—	—	—	—	—	—	13,374	—	—	—	13,374
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	523	—	—	—	—	(6,852)	—	—	—	(6,851)
Issuance of common stock to IAC pursuant to the employee matters agreement	1	120	—	—	—	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(104,100)	(104,100)
Transfer and conversion of common shares related to IAC CEO Employment Transition Agreement	5	501	(5)	(501)	—	—	—	—	—	—	—
Conversion of shares related to the Distribution	417	41,701	(417)	(41,701)	—	—	—	—	—	—	—
Adjustment pursuant to the tax sharing agreement with IAC as part of the Distribution	—	—	—	—	—	—	(17,960)	—	—	—	(17,960)
Other	—	—	—	—	—	—	1,584	303	—	—	1,887
Balance as of September 30, 2025	$537	54,140	$—	—	$—	—	$1,455,785	$(158,104)	$5,816	$(309,964)	$994,070

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2024
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders' Equity

									Accumulated Other Comprehensive Income (Loss)				Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of June 30, 2024	$111	11,102	$422	42,202	$—	—	$1,463,370	$(228,890)	$259	$(195,467)	$1,039,805	$4,332	$1,044,137
Net earnings	—	—	—	—	—	—	—	35,161	—	—	35,161	202	35,363
Other comprehensive income	—	—	—	—	—	—	—	—	3,019	—	3,019	189	3,208
Stock-based compensation expense	—	—	—	—	—	—	11,336	—	—	—	11,336	—	11,336
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	72	—	—	—	—	(910)	—	—	—	(909)	—	(909)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(7,588)	(7,588)	—	(7,588)
Purchase of noncontrolling interests	—	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Other	—	—	—	—	—	—	(26)	—	—	—	(26)	—	(26)
Balance as of September 30, 2024	$112	11,174	$422	42,202	$—	—	$1,462,474	$(193,729)	$3,278	$(203,055)	$1,069,502	$—	$1,069,502

Balance as of December 31, 2023	$107	10,685	$422	42,202	$—	—	$1,447,353	$(231,019)	$1,187	$(177,283)	$1,040,767	$3,741	$1,044,508
Net earnings	—	—	—	—	—	—	—	37,290	—	—	37,290	844	38,134
Other comprehensive income	—	—	—	—	—	—	—	—	2,091	—	2,091	138	2,229
Stock-based compensation expense	—	—	—	—	—	—	32,448	—	—	—	32,448	—	32,448
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	5	489	—	—	—	—	(5,657)	—	—	—	(5,652)	—	(5,652)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(25,772)	(25,772)	—	(25,772)
Purchase of noncontrolling interests	—	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Other	—	—	—	—	—	—	(374)	—	—	—	(374)	—	(374)
Balance as of September 30, 2024	$112	11,174	$422	42,202	$—	—	$1,462,474	$(193,729)	$3,278	$(203,055)	$1,069,502	$—	$1,069,502
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net earnings	$36,608	$38,134
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for credit losses	37,273	43,694
Depreciation	32,144	65,741
Deferred income taxes	16,894	(24,595)
Stock-based compensation expense	8,749	28,093
Non-cash lease expense (including impairment of right-of-use assets)	5,495	13,813
Other adjustments, net	(1,255)	373
Changes in assets and liabilities:
Accounts receivable	(37,863)	(44,665)
Other assets	14,472	21,094
Accounts payable and other liabilities	(13,865)	(3,945)
Operating lease liabilities	(9,745)	(13,870)
Income taxes payable and receivable	(1,727)	(8,307)
Deferred revenue	(12,191)	344
Net cash provided by operating activities	74,989	115,904

Cash flows from investing activities:
Capital expenditures	(40,872)	(37,547)
Proceeds from sales of fixed assets	75	6
Net cash used in investing activities	(40,797)	(37,541)

Cash flows from financing activities:
Purchases of treasury stock	(102,657)	(25,675)
Purchase of noncontrolling interests	—	(16,019)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(6,907)	(5,652)
Distribution from IAC pursuant to the tax sharing agreement	—	(198)
Net cash used in financing activities	(109,564)	(47,544)

Total cash (used) provided	(75,372)	30,819
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(484)	448
Net (decrease) increase in cash and cash equivalents and restricted cash	(75,856)	31,267
Cash and cash equivalents and restricted cash at beginning of period	416,545	364,301
Cash and cash equivalents and restricted cash at end of period	$340,689	$395,568
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 118,000 Average Monthly Active Pros actively sought consumer matches, completed jobs, or advertised work through Angi Inc. platforms during the three months ended September 30, 2025. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 16 million projects during the twelve months ended September 30, 2025.
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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2024, the current and non-current deferred revenue balances were $42.0 million and less than $0.1 million, respectively, and during the nine months ended September 30, 2025, the Company recognized $40.6 million of revenue that was included in the deferred revenue balance as of December 31, 2024. At December 31, 2023, the current and non-current deferred revenue balances were $49.9 million and $0.1 million, respectively, and during the nine months ended September 30, 2024, the Company recognized $43.1 million of revenue that was included in the deferred revenue balance as of December 31, 2023.
The current and non-current deferred revenue balances at September 30, 2025 are $29.9 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.

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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the nine months ended September 30, 2025.

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

ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06 to clarify and modernize the accounting for costs related to internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. The guidance is effective for annual filings for the Company's year beginning January 1, 2028, and interim reporting periods within those reporting periods, and can be applied using a prospective, retrospective, or modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact of the updates to ASU 2025-06 on its consolidated financial statements.

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

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$300,795	$—	$—	$300,795
Total	$300,795	$—	$—	$300,795

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$346,824	$—	$—	$346,824
Total	$346,824	$—	$—	$346,824
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $470.6 million and $445.0 million at September 30, 2025 and December 31, 2024, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2025	December 31, 2024
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	2,543	3,160
Total long-term debt, net	$497,457	$496,840

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of Angi, issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices, plus accrued and unpaid interest thereon, if any, as set forth in the indenture governing the notes.
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At September 30, 2025 and December 31, 2024, there were no limitations pursuant thereto.
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the components of accumulated other comprehensive income:

	Three Months Ended September 30,
	2025	2024
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at July 1	$6,350	$259
Other comprehensive (loss) income	(534)	3,019
Balance at September 30	$5,816	$3,278

	Nine Months Ended September 30,
	2025	2024
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at January 1	$(2,495)	$1,187
Other comprehensive income	8,311	2,091
Balance at September 30	$5,816	$3,278
At September 30, 2025 and 2024, there was no tax benefit or provision on the accumulated other comprehensive income.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Disaggregated Revenue
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenue:
Domestic	$233,247	$264,933	$691,333	$816,876
International	32,386	31,786	98,434	100,367
Total	$265,633	$296,719	$789,767	$917,243
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Domestic:
Lead revenue	$151,261	$151,893	$420,857	$480,048
Advertising revenue	57,820	78,782	193,713	234,228
Services revenue	17,188	23,702	53,401	68,748
Membership subscription revenue	6,931	10,452	23,205	33,491
Other revenue	47	104	157	361
Total Domestic revenue	233,247	264,933	691,333	816,876
International:
Lead revenue	31,986	26,024	96,376	82,711
Membership subscription revenue	—	5,562	838	16,891
Other revenue	400	200	1,220	765
Total International revenue	32,386	31,786	98,434	100,367
Total revenue	$265,633	$296,719	$789,767	$917,243
Segment Expenses
The following table presents the significant expenses included in the Company’s segment reporting performance measure, Segment Adjusted EBITDA, that are regularly provided to the CODM:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Domestic
Consumer marketing expense (a)	$84,869	$84,431	$242,999	$245,975
Fixed expense (b)	45,006	47,658	142,761	153,534
Pro acquisition expense (c)	34,068	57,577	108,243	186,456
Variable expense (d)	26,979	29,835	81,507	94,370
Cost of revenue (e)	11,270	13,692	35,619	38,445
Total Domestic expenses	202,192	233,193	611,129	718,780
International
Fixed expense (b)	11,249	12,093	34,786	39,063
Variable expense (d)	5,117	4,861	16,496	12,704
Consumer marketing expense (a)	4,084	3,545	13,771	12,370
Pro acquisition expense (c)	2,312	6,562	10,429	17,820
Cost of revenue (e)	1,190	1,058	2,998	2,954
Total International expenses	23,952	28,119	78,480	84,911
Total expenses	$226,144	$261,312	$689,609	$803,691
Pro acquisition expense for the three months ended September 30, 2025 excludes $1.9 million of commissions capitalized in the same period and includes $6.5 million of capitalized commissions amortized from prior periods. Pro acquisition expense for the three months ended September 30, 2024 excludes $9.2 million of commissions capitalized in the same period and includes $12.1 million of capitalized commissions amortized from prior periods.
Pro acquisition expense for the nine months ended September 30, 2025 excludes $7.7 million of commissions capitalized in the same period and includes $23.3 million of capitalized commissions amortized from prior periods. Pro acquisition expense for the nine months ended September 30, 2024 excludes $33.6 million of commissions capitalized in the same period and includes $39.0 million of capitalized commissions amortized from prior periods.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDA:
Domestic	$31,052	$31,743	$80,199	$98,101
International	8,630	3,666	20,152	15,453
Total Segment Adjusted EBITDA	$39,682	$35,409	$100,351	$113,554
The following table reconciles total Segment Adjusted EBITDA to earnings before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Total Segment Adjusted EBITDA	$39,682	$35,409	$100,351	$113,554
Stock-based compensation expense	(5,982)	(10,024)	(8,749)	(28,093)
Depreciation	(11,918)	(17,568)	(32,144)	(65,741)
Interest expense	(5,069)	(5,045)	(15,164)	(15,124)
Other income, net	4,090	5,979	13,737	15,033
Earnings before income taxes	$20,803	$8,751	$58,031	$19,629

Capital Expenditures

The following table presents capital expenditures as viewed by the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Capital expenditures:
Domestic	$14,162	$12,103	$38,829	$37,531
International	1,886	—	2,043	16
Total	$16,048	$12,103	$40,872	$37,547

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asset information at the reportable segment level is not regularly provided to the Company’s CODM because the Company manages capital expenditures on a consolidated basis.
Geographic Information
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenue:
United States	$233,219	$264,931	$691,254	$816,621
All other countries	32,414	31,788	98,513	100,622
Total	$265,633	$296,719	$789,767	$917,243

	September 30, 2025	December 31, 2024
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$111,987	$104,290
All other countries	8,272	5,692
Total	$120,259	$109,982
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
For the three months ended September 30, 2025, the Company recorded an income tax provision of $10.2 million which represents an effective income tax rate of 49%. The effective income tax rate is higher than the statutory rate of 21% due primarily to changes to tax laws enacted in the period, the effect of cross-border tax laws and state taxes, partially offset by research credits. For the nine months ended September 30, 2025, the Company recorded an income tax provision of $21.4 million which represents an effective income tax rate of 37%. The effective income tax rate is higher than the statutory rate of 21% due primarily to the effect of cross-border tax laws, tax shortfalls generated by the vesting of stock-based awards and state taxes.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit, despite pre-tax income, of $26.6 million and $18.5 million, respectively. For the three and nine months ended September 30, 2024, the effective income tax rates are higher than the statutory rate of 21% due primarily to the valuation allowance release for foreign net operating losses and research credits, partially offset by tax shortfalls generated by the vesting of stock-based awards.
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
The Company’s income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service has initiated an audit of IAC’s federal income tax return for fiscal year ending December 31, 2023, which includes operations of Angi legal entities. The start of this audit has not resulted in any changes to Angi’s financial positions. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2015.
At September 30, 2025 and December 31, 2024, the Company has unrecognized tax benefits, including interest, of $11.8 million and $9.7 million, respectively. If unrecognized tax benefits at September 30, 2025 are subsequently recognized, the income tax provision would be reduced by $11.1 million. The comparable amount as of December 31, 2024 is $9.1 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.7 million by September 30, 2026 due to statute expirations and settlements; $0.6 million of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At September 30, 2025, the Company has a U.S. gross deferred tax asset of $193.4 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $25.1 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $168.3 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset relates to U.S. federal net operating loss (“NOL”) carryforwards of $65.5 million. The Company expects to generate sufficient future taxable income of at least $311.9 million to fully realize this deferred tax asset.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company reflected necessary adjustments in the Consolidated Financial Statements for the quarter ended September 30, 2025.
NOTE 7—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$10,605	$10,605	$35,363	$35,363
Net earnings attributable to noncontrolling interests	—	—	(202)	(202)
Net earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$10,605	$10,605	$35,161	$35,161

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	44,294	44,294	49,848	49,848
Dilutive securities (a)(b)	—	839	—	684
Denominator for earnings per share—weighted average shares	44,294	45,133	49,848	50,532

Earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Earnings per share	$0.24	$0.23	$0.71	$0.70

	Nine Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$36,608	$36,608	$38,134	$38,134
Net earnings attributable to noncontrolling interests	—	—	(844)	(844)
Net earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$36,608	$36,608	$37,290	$37,290

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	47,079	47,079	50,089	50,089
Dilutive securities (a)(b)	—	660	—	614
Denominator for earnings per share—weighted average shares	47,079	47,739	50,089	50,703

Earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Earnings per share	$0.78	$0.77	$0.74	$0.74
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”) and market-based awards (“MSUs”). For the three and nine months ended September 30, 2025 and 2024, 0.9 million and 1.2 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(b)    MSUs and performance-based awards (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of MSUs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the MSUs and PSUs is dilutive for the respective reporting periods. For the three and nine months ended September 30, 2025 and 2024, respectively, 0.3 million and 0.3 million underlying MSUs and PSUs were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.
NOTE 8—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$340,689	$416,434	$395,230	$364,044
Restricted cash included in other current assets	—	—	80	—
Restricted cash included in other non-current assets	—	111	258	257
Total cash and cash equivalents, and restricted cash as shown on the statement of cash flows	$340,689	$416,545	$395,568	$364,301
Restricted cash included in “Other current assets” in the balance sheet at September 30, 2024 primarily consists of cash held in an account pledged pursuant to the future purchase of certain noncontrolling interests.
Restricted cash included in “Other non-current assets” in the balance sheets for all periods presented above primarily consisted of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2025 and 2024:

	2025	2024
	(In thousands)
Balance at January 1	$20,504	$24,684
Current period provision for credit losses	37,273	43,694
Write-offs charged against the allowance for credit loss	(43,062)	(52,767)
Recoveries collected	3,361	3,544
Other	916	41
Balance at September 30	$18,992	$19,196
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	September 30, 2025	December 31, 2024
	(In thousands)
Capitalized software, leasehold improvements, and equipment	$237,471	$241,448
Intangible assets	$89,840	$89,229

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$3,833	$5,094	$12,027	$14,889
Other	257	885	1,710	144
Other income, net	$4,090	$5,979	$13,737	$15,033
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
On March 3, 2025, IAC settled equity awards denominated in shares of one of our subsidiaries in IAC common stock. Pursuant to the terms of the employee matters agreement entered into between IAC and Angi in 2017, the Company reimbursed IAC for the cost of those shares by issuing to IAC 120,350 shares of our Class A Common Stock. On March 4, 2025, Angi also canceled equity awards denominated in the shares of one of our subsidiaries and issued 113,823 RSUs to holders of those awards. At September 30, 2025, there were no equity awards denominated in shares of our subsidiaries outstanding. The employee matters agreement was terminated in connection with the Distribution on March 31, 2025.

ANGI INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company subleased office space to IAC and pursuant to a lease agreement charged rent of $0.1 million for the nine months ended September 30, 2025 and for both the three and nine months ended September 30, 2024. In May 2025, IAC terminated its sublease of office space from Angi.
IAC also subleased office space to the Company. At March 31, 2025, in connection with the Distribution, Angi terminated its sublease of office space from IAC. Before the sublease was terminated, IAC charged rent pursuant to a lease agreement of $0.3 million for both the three months ended March 31, 2025 and 2024, and $1.0 million for the nine months ended September 30, 2024.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 118,000 Average Monthly Active Pros (as defined below) during the three months ended September 30, 2025. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 16 million projects during the twelve months ended September 30, 2025.
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

Results of Operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.” Included below are year-over-year comparisons between the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 reflecting our updated segment structure. See “Note 1—The Company and Summary of Significant Accounting Policies” for details regarding our segment change.
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Domestic
Lead revenue	$151,261	$151,893	$(632)	—%	$420,857	$480,048	$(59,191)	(12)%
Advertising revenue	57,820	78,782	(20,962)	(27)%	193,713	234,228	(40,515)	(17)%
Services revenue	17,188	23,702	(6,514)	(27)%	53,401	68,748	(15,347)	(22)%
Membership subscription revenue	6,931	10,452	(3,521)	(34)%	23,205	33,491	(10,286)	(31)%
Other revenue	47	104	(57)	(55)%	157	361	(204)	(57)%
Total Domestic revenue	233,247	264,933	(31,686)	(12)%	691,333	816,876	(125,543)	(15)%
International revenue	32,386	31,786	600	2%	98,434	100,367	(1,933)	(2)%
Total revenue	$265,633	$296,719	$(31,086)	(10)%	$789,767	$917,243	$(127,476)	(14)%

Percentage of Total Revenue:
Domestic	88%	89%			88%	89%
International	12%	11%			12%	11%
Total revenue	100%	100%			100%	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests
Proprietary channels	3,791	3,415	376	11%	10,682	10,511	171	2%
Network channels	353	1,075	(722)	(67)%	1,385	3,044	(1,659)	(55)%
Total	4,144	4,490	(346)	(8)%	12,067	13,554	(1,488)	(11)%

Leads
Proprietary channels	4,946	4,269	677	16%	13,516	12,222	1,294	11%
Network channels	495	2,597	(2,102)	(81)%	1,904	6,904	(5,000)	(72)%
Total	5,441	6,867	(1,426)	(21)%	15,420	19,126	(3,706)	(19)%

Acquired Pros	22	34	(12)	(35)%	70	113	(44)	(38)%
Average Monthly Active Pros	118	152	(34)	(22)%	126	155	(29)	(19)%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Domestic revenue decreased $31.7 million, or 12%, due primarily to a decrease in advertising revenue of $21.0 million, or 27%, a decrease in services revenue of $6.5 million, or 27%, a decrease in membership subscription revenue of $3.5 million, or 34%. The decrease in Domestic revenue was driven by ongoing measures to improve profitability and the quality of the customer experience, including sales force consolidation, marketing optimization and full implementation of homeowner choice in January 2025.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Domestic revenue decreased $125.5 million, or 15%, due primarily to a decrease in lead revenue of $59.2 million, or 12%, a decrease in advertising revenue of $40.5 million, or 17%, a decrease in services revenue of $15.3 million, or 22%, and a decrease in membership subscription revenue of $10.3 million, or 31%. The decrease in Domestic revenue was due primarily to the factors described above in the three-month discussion.
International revenue decreased $1.9 million, or 2%, due primarily to a management decision to change the business model of the Canadian business when migrating it onto the European platform. This decision was made to bring the business model in line with the European businesses and transition the Canadian business into a more profitable self-serve platform that needs fewer manual sales.
Cost of revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$12,460	$14,750	$(2,290)	(16)%	$38,617	$41,399	$(2,782)	(7)%
As a percentage of revenue	5%	5%			5%	5%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Domestic cost of revenue decreased $2.4 million, or 18%, and remained constant as a percentage of revenue, due primarily to lower credit card processing fees of $1.1 million and lower payments to third-party professional service providers of $0.8 million, partially offset by higher hosting fees of $0.2 million.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Domestic cost of revenue decreased $2.8 million, or 7%, and remained constant as a percentage of revenue, due primarily to lower credit card processing fees of $3.0 million, lower payments to third-party professional service providers of $2.3 million, partially offset by higher hosting fees of $3.0 million.
Gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Revenue	$265,633	$296,719	$(31,086)	(10)%	$789,767	$917,243	$(127,476)	(14)%
Cost of revenue (exclusive of depreciation shown separately below)	12,460	14,750	(2,290)	(16)%	38,617	41,399	(2,782)	(7)%
Gross profit	$253,173	$281,969	$(28,796)	(10)%	$751,150	$875,844	$(124,694)	(14)%

Gross margin	95%	95%		—%	95%	95%		—%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Gross profit decreased $28.8 million, or 10%, due primarily to the decrease in revenue described in the revenue discussion above.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Gross profit decreased $124.7 million, or 14%, due primarily to the decrease in revenue described in the revenue discussion above.

Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$129,314	$155,443	$(26,129)	(17)%	$387,308	$470,817	$(83,509)	(18)%
As a percentage of revenue	49%	52%			49%	51%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Domestic selling and marketing expense decreased $24.0 million, or 17%, driven by a decrease in compensation expense of $17.9 million and a decrease in advertising expense of $5.0 million. The decrease in compensation expense was due primarily to a reduction in headcount. The decrease in advertising expense was due primarily to lower spend on offline advertising.
International selling and marketing expense decreased $2.2 million, or 20%, driven by a decrease in compensation expense of $2.7 million due primarily to a reduction in headcount, partially offset by an increase in advertising expense of $0.5 million. The reduction in headcount was driven by the management decision to change the business model of the Canadian business when migrating it onto the European platform described in the revenue discussion above. The increase in advertising expense was due primarily to higher costs related to online advertising.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Domestic selling and marketing expense decreased $78.6 million, or 18%, driven by decreases of $59.0 million in compensation expense and $16.5 million in advertising expense. The decrease in compensation expense was due primarily to a reduction in headcount. The decrease in advertising expense was due primarily to lower spend on offline advertising..
International selling and marketing expense decreased $4.9 million, or 15%, driven by a decrease in compensation expense of $5.8 million, partially offset by an increase in advertising expense of $1.5 million. The reduction in headcount was due primarily to the factors described above in the three-month discussion. The increase in advertising expense was due primarily to higher costs related to online advertising.
General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$69,410	$76,827	$(7,417)	(10)%	$200,810	$246,717	$(45,907)	(19)%
As a percentage of revenue	26%	26%			25%	27%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Domestic general and administrative expense decreased $7.5 million, or 11%, due primarily to decreases of $4.5 million in compensation expense, $2.0 million in the provision for credit losses, and $0.9 million in software license and maintenance costs. The decrease in compensation expense is primarily due to a reduction in headcount. The decrease in the provision for credit losses is primarily due to lower revenue and improved collection rates. The decrease in software license and maintenance costs is due primarily to reduced costs related to data warehousing and customer support services.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Domestic general and administrative expense decreased $46.7 million, or 21%, due primarily to decreases of $17.8 million in compensation expense, $10.0 million in the provision for credit losses, $9.7 million in lease expense, $5.3 million in software license and maintenance costs, and $3.0 million in third-party wages. The decrease in compensation expense is primarily due to previously recognized stock-based compensation expense of $10.2 million related to IAC restricted stock forfeited by Joseph Levin, former CEO of IAC and current Executive Chairman of Angi, in the first quarter of 2025, and a reduction in headcount. The decrease in lease expense is primarily due to impairment charges of right-of-use assets previously recognized in the first half of 2024 and the Company’s reduction of its real estate footprint. The decreases in the provision for credit losses and software license and maintenance costs are due primarily to the factors described above in the three-month discussion. The decrease in third-party wages is primarily due to reduced costs related to customer support services.
Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Product development expense	$20,749	$24,314	$(3,565)	(15)%	$71,430	$72,849	$(1,419)	(2)%
As a percentage of revenue	8%	8%			9%	8%
For the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
Product development expense decreased $3.6 million, or 15%, and $1.4 million, or 2%, for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Depreciation	$11,918	$17,568	$(5,650)	(32)%	$32,144	$65,741	$(33,597)	(51)%
As a percentage of revenue	4%	6%			4%	7%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Depreciation decreased $5.7 million, or 32%, due primarily to the reduction in capitalized software spend over prior periods and the write-off of certain leasehold improvements and furniture and fixtures in connection with the Company’s reduction of its real estate footprint in 2024.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Depreciation decreased $33.6 million, or 51%, due primarily to the factors described above in the three-month discussion.
Operating income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Domestic	$13,765	$5,069	$8,696	172%	$40,428	$7,399	$33,029	446%
International	8,017	2,748	5,269	192%	19,030	12,321	6,709	54%
Total	$21,782	$7,817	$13,965	179%	$59,458	$19,720	$39,738	202%

As a percentage of revenue	8%	3%			8%	2%
For the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
Operating income increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, due primarily to the factors described above in the cost of revenue, selling and marketing, general and administrative, and depreciation expense discussions.

At September 30, 2025, there was $36.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Domestic	$31,052	$31,743	$(691)	(2)%	$80,199	$98,101	$(17,902)	(18)%
International	8,630	3,666	4,964	135%	20,152	15,453	4,699	30%
Total	$39,682	$35,409	$4,273	12%	$100,351	$113,554	$(13,203)	(12)%

As a percentage of revenue	15%	12%			13%	12%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Domestic Adjusted EBITDA decreased $0.7 million, or 2%, to $31.1 million, and increased as a percentage of revenue. The decrease was primarily driven by lower gross profit due to a decrease in revenue, offset by lower selling and marketing expense.
International Adjusted EBITDA increased $5.0 million, or 135%, to $8.6 million, and increased as a percentage of revenue, driven by lower selling and marketing expense and lower cost of revenue.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Domestic Adjusted EBITDA decreased $17.9 million, or 18%, to $80.2 million, and remained constant as a percentage of revenue. The decrease was primarily driven by lower gross profit due to a decrease in revenue, partially offset by lower selling and marketing expense due to a decrease in compensation expense and lower costs related to offline advertising, lower general and administrative expense due to decreases in compensation expense, lease expense, and the provision for credit losses, and lower cost of revenue due to lower credit card processing fees.
International Adjusted EBITDA increased $4.7 million, or 30%, to $20.2 million, and increased as a percentage of revenue. The increase was primarily driven by lower selling and marketing expense due to a decrease in compensation expense.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 3—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands)
Interest expense	$(5,069)	$(5,045)	$24	—%	$(15,164)	$(15,124)	$40	—%
For the three and nine months ended September 30, 2025
Interest expense in the three and nine months ended September 30, 2025 remained constant compared to the three and nine months ended September 30, 2024, respectively.
Other income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands)
Other income, net	$4,090	$5,979	$(1,889)	(32)%	$13,737	$15,033	$(1,296)	(9)%

For the three and nine months ended September 30, 2025
Other income, net includes interest income of $3.8 million and $5.1 million for the three months ended September 30, 2025 and 2024, respectively, and $12.0 million and $14.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Income tax provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in thousands)
Income tax (provision) benefit	$(10,198)	$26,612	$(36,810)	NM	$(21,423)	$18,505	$(39,928)	NM
Effective income tax rate	49%	NM			37%	NM
For further details of income tax matters, see “Note 6—Income Taxes” to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
In 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to changes to tax laws enacted in the period, the effect of cross-border tax laws and state taxes, partially offset by research credits.
In 2024, the Company recorded a benefit, despite pre-tax income, due primarily to the valuation allowance release for foreign net operating losses and research credits, partially offset by tax shortfalls generated by the vesting of stock-based awards.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
In 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to the effect of cross-border tax laws, tax shortfalls generated by the vesting of stock-based awards and state taxes.
In 2024, the Company recorded a benefit, despite pre-tax income, due primarily to the valuation allowance release described in the three month discussion and research credits, partially offset by tax shortfalls generated by the vesting of stock-based awards.

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
The following tables reconcile net earnings attributable to Angi shareholders to Adjusted EBITDA for the Company's reportable segments and net earnings (loss) attributable to Angi shareholders:

	Three Months Ended September 30, 2025
	Operating Income	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA
	(In thousands)
Domestic	$13,765	$5,416	$11,871	$31,052
International	8,017	566	47	8,630
Total	$21,782	$5,982	$11,918	$39,682
Interest expense	(5,069)
Other income, net	4,090
Earnings before income taxes	20,803
Income tax provision	(10,198)
Net earnings attributable to Angi Inc. shareholders	$10,605

	Three Months Ended September 30, 2024
	Operating Income	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA
	(In thousands)
Domestic	$5,069	$9,879	$16,795	$31,743
International	2,748	145	773	3,666
Total	$7,817	$10,024	$17,568	$35,409
Interest expense	(5,045)
Other income, net	5,979
Earnings before income taxes	8,751
Income tax benefit	26,612
Net earnings	35,363
Net earnings attributable to noncontrolling interests	(202)
Net earnings attributable to Angi Inc. shareholders	$35,161

	Nine Months Ended September 30, 2025
	Operating Income	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA
	(In thousands)
Domestic	$40,428	$7,769	$32,002	$80,199
International	19,030	980	142	20,152
Total	$59,458	$8,749	$32,144	$100,351
Interest expense	(15,164)
Other income, net	13,737
Earnings before income taxes	58,031
Income tax provision	(21,423)
Net earnings attributable to Angi Inc. shareholders	$36,608

	Nine Months Ended September 30, 2024
	Operating Income	Stock-Based Compensation Expense	Depreciation	Adjusted EBITDA
	(In thousands)
Domestic	$7,399	$27,292	$63,410	$98,101
International	12,321	801	2,331	15,453
Total	$19,720	$28,093	$65,741	$113,554
Interest expense	(15,124)
Other income, net	15,033
Earnings before income taxes	19,629
Income tax benefit	18,505
Net earnings	38,134
Net earnings attributable to noncontrolling interests	(844)
Net earnings attributable to Angi Inc. shareholders	$37,290

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents:
United States	$333,377	$411,298
All other countries	7,312	5,136
Total cash and cash equivalents	$340,689	$416,434

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	2,543	3,160
Total long-term debt, net	$497,457	$496,840
At September 30, 2025, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 3—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$74,989	$115,904
Investing activities	$(40,797)	$(37,541)
Financing activities	$(109,564)	$(47,544)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include depreciation, provision for credit losses, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), deferred income taxes, and amortization of intangibles.
2025
Adjustments to net earnings consist primarily of $37.3 million of provision for credit losses, $32.1 million of depreciation, $16.9 million of deferred income taxes, $8.7 million of stock-based compensation expense and $5.5 million of non-cash lease expense. The decrease from changes in working capital consists primarily of an increase of $37.9 million in accounts receivable, a decrease of $13.9 million in accounts payable and other liabilities, a decrease of $12.2 million in deferred revenue, and a decrease of $9.7 million in operating lease liabilities, partially offset by a decrease of $14.5 million in other assets. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in accounts payable and other liabilities is due primarily to accrued compensation and timing of payments. The decrease in deferred revenue is due primarily to a decrease in advertising sales and lower memberships. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in other assets is due to lower capitalized sales commissions which were impacted by a reduction in the size of the sales force, a larger portion of sales commissions being expensed rather than capitalized in the period, and a shift to annual bonuses for roles that previously received commissions.
Net cash used in investing activities includes capital expenditures of $40.9 million primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities includes $102.7 million for the repurchase of 6.7 million shares of the Company’s Class A Common Stock, on a settlement date basis, at an average price of $15.31 per share and $6.9 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

2024
Adjustments to net earnings consist primarily of $65.7 million of depreciation, $43.7 million of provision for credit losses, $28.1 million of stock-based compensation expense, $13.8 million of non-cash lease expense (including impairment of right-of-use assets), and $24.6 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $44.7 million in accounts receivable, a decrease of $13.9 million in operating lease liabilities and a decrease of $3.9 million in accounts payable and other liabilities, partially offset by a decrease of $21.1 million in other assets. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in accounts payable and other liabilities is due primarily to the timing of payments, partially offset by an increase in accrued advertising. The decrease in other assets is due primarily to the receipt of an insurance claim from coverage for previously incurred legal fees and a decrease in prepaid hosting services.
Net cash used in investing activities includes capital expenditures of $37.5 million primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities includes $25.7 million for the repurchase of 1.1 million shares of the Company’s Class A Common Stock, on a settlement date basis, at an average price of $22.51 per share, $16.0 million for the purchase of the remaining noncontrolling interests of a foreign subsidiary, and $5.7 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the nine months ended September 30, 2025, the Company repurchased 6.7 million shares of its Class A Common Stock, on a trade date basis, at an average price of $15.31 per share, or $103.2 million in aggregate. As of May 2, 2025, the Company had no shares remaining in the 2.5 million share authorization approved by the board of directors of the Company on August 2, 2024. On May 5, 2025 and September 17, 2025, the board of directors of the Company approved a new stock repurchase authorization of 5.0 million shares of its Class A Common Stock (the “May 2025 Share Authorization”) and approximately 3.2 million shares of its Class A Common Stock (the “September 2025 Share Authorization”), respectively.
From October 1, 2025 through October 31, 2025, the Company repurchased an additional 0.6 million shares at an average price of $14.51 per share, or $8.3 million in aggregate. As of October 31, 2025, the Company had no shares remaining in the May 2025 Share Authorization and approximately 3.2 million shares remaining in the September 2025 Share Authorization. Our share repurchase programs do not obligate us to acquire a specified number of shares and can be suspended, modified or terminated without prior notice.
Contractual Obligations
In the third quarter of 2025, the Company entered into a three-year cloud computing contract with payments of $19.5 million expected to be made within the next twelve months and the remaining payments of approximately $44.5 million expected to be made by September 2028. As of September 30, 2025, there were no other material changes outside the ordinary course of business to the Company’s contractual obligations disclosures as of December 31, 2024, included in the Annual Report.
Capital Expenditures
The Company’s 2025 capital expenditures are expected to be higher than 2024 capital expenditures of $50.5 million by approximately 20%, due to an increase related to capitalized software.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
The Company believes its existing cash, cash equivalents, and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the next twelve months. The Company may consider additional forms of liquidity, including, but not limited to, revolving credit facilities. These forms of liquidity could subject us to operating and financial covenants that may restrict our business activities, including the incurrence of additional indebtedness, investments and certain payments. From time to time, we may also elect to raise additional capital through the sale of additional equity or debt financing to fund business activities such as strategic acquisitions, share repurchases, or other purposes.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2025, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report.

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
During the three months ended September 30, 2025, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Rules of the SEC require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters, which we are defending, involves or is likely to involve amounts of that magnitude.
Item 1A.    Risk Factors
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans,” “intends,” “will continue,” “may”, “could” and “believes,” among similar expressions, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to our future business, financial condition, results of operations and financial performance, our business prospects and strategy, future financing arrangements, our expectations regarding share repurchases, trends in the home services industry and other similar matters. These forward-looking statements are based on the expectations and assumptions of our management about future events as of the date of this report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended September 30, 2025.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A Common Stock during the three months ended September 30, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2025	760,194	$16.42	760,194	1,320,807
August 2025	257,426	$16.41	257,426	1,063,381
September 2025	493,241	$17.13	493,241	3,770,140
Total	1,510,861	$16.65	1,510,861	3,770,140
________________________________________
(1)Reflects repurchases made pursuant to the May 2025 Share Authorization, which was publicly announced in May 2025.
(2)Represents the total number of shares of Class A Common Stock that remained available for repurchase as of the end of the relevant month set forth in the table above pursuant to the May 2025 Share Authorization and/or the September 2025 Share Authorization, as applicable. Pursuant to the May 2025 Share Authorization and September 2025 Share Authorization, the Company may repurchase up to 5.0 million shares and approximately 3.2 million shares of Class A Common Stock, respectively, over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. As of October 22, 2025, the Company had no shares remaining under the May 2025 Share Authorization. As of October 31, 2025, the full authorized amount of approximately 3.2 million shares remained under the September 2025 Share Authorization.
From October 1, 2025 through October 31, 2025, the Company repurchased an additional 570,140 shares of Class A Common Stock at an average price of $14.51 per share pursuant to the May 2025 Share Authorization, after which approximately 3.2 million shares of Class A Common Stock remained available for repurchase under the September 2025 Share Authorization.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 5, 2025, 2025, Jeff W. Kip, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 57,500 shares of Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 4, 2026, subject to early termination for certain specified events set forth in the trading arrangement.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended September 30, 2025.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2017.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc. (effective as of March 17, 2021)	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of June 13, 2024).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2024
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of March 31, 2025).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2025.
3.6	Amended and Restated Bylaws.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2023.
3.7	Amended and Restated Bylaws (as amended March 31, 2025).	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2025.
10.1	Employment Agreement between the Company and Kris Boon, dated as of August 8, 2025.(1)(2)
10.2	Employment Agreement between the Company and Glenn Orchard, dated as of September 30, 2025.(1)(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema.(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(2)
101.DEF	Inline XBRL Taxonomy Extension Definition.(2)
101.LAB	Inline XBRL Taxonomy Extension Labels.(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation.(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________
(1)Reflects management contracts or management or director compensatory plans.
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

Dated:	November 4, 2025
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer

Signature	Title	Date

/s/ ANDREW RUSSAKOFF	Chief Financial Officer	November 4, 2025
Andrew Russakoff