Form 10-K
period 2025-12-31
Angi Inc.
filed 2026-02-20
CIK 1705110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of February 6, 2026, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	40,104,748
Class B Common Stock	—
Class C Common Stock	—
Total outstanding Common Stock	40,104,748
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025 was $673,049,686. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

Item 1.    Business
OVERVIEW
Who We Are
Angi Inc. connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 111,000 Average Monthly Active Pros (as defined below) during the three months ended December 31, 2025. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 16 million projects during the twelve months ended December 31, 2025.
During the first quarter of 2025, the Company updated its segment reporting structure from “Ads and Leads”, “Services”, and “International” to “Domestic” and “International” to better reflect how it manages its business and how management evaluates performance and allocates resources. During the fourth quarter of 2025, the Company changed the name of its “Domestic” segment to “U.S.” segment. The change reflects an updated naming convention and did not result in any change to the composition of the segment or how the Company evaluates its performance in the current year as well as prior periods. The naming convention for prior periods has been conformed to the current period. The change had no impact on the Company’s consolidated financial statements. As a result of these updates, the Company now has the following two operating segments: (i) U.S. and (ii) International (consisting of businesses in Europe and Canada). The Company continues to operate under multiple brands including Angi, Angie’s List, HomeAdvisor, and Handy.
As used herein, “Angi,” the “Company,” “we,” “our,” “us,” and similar terms refer to Angi Inc. and its subsidiaries (unless the context requires otherwise).
Spin-off from IAC Inc.
On March 31, 2025, IAC Inc. (“IAC”) completed the spin-off of its ownership in the Company through a special dividend of the common stock of the Company owned by IAC to the holders of IAC common stock and IAC Class B common stock (the “Distribution”). Prior to the effective time of the Distribution, IAC voluntarily converted all of the shares of Class B common stock, par value $0.001 per share, of the Company (“Class B Common Stock”) that it owned to shares of Class A common stock, par value $0.001 per share, of the Company (“Class A Common Stock”). As a result of this conversion, there are no longer any shares of our Class B Common Stock outstanding. After completion of the Distribution, IAC has no ownership in the Company, there are no shares of Class B Common Stock outstanding, and the only class of Angi capital stock with shares outstanding is Class A Common Stock. For discussion of currently outstanding arrangements with IAC, see “Relationship with IAC after the Distribution.” Following the Distribution, Angi operates as an independent public company.
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
In March 2021, we changed our name to Angi Inc. in connection with an update to one of our leading websites and brands (Angie’s List) to Angi and in order to focus marketing, sales, and branding efforts on a single brand.
DESCRIPTION OF OUR BUSINESSES
Our U.S. Business
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
Consumers
Consumers can connect with Pros across more than 500 service categories in our nationwide network through our digital marketplace and certain third-party affiliate platforms. In some cases, consumers can pay directly on the Angi platform for requested home services as well as select third-party retail partners (online and in store, where available) for assembly, installation and other related services to be fulfilled by Pros referred by Angi. Consumers can access our network and related basic tools and services, free of charge upon registration, as well as by way of purchased membership packages. This includes consumers’ access to our online True Cost Guide, which provides project cost information for hundreds of project types nationwide, ratings, reviews, and certain promotions, as well as a library of home services-related content consisting primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects, and general advice for working with Pros.
Consumers can generally review profiles, ratings and reviews of presented Pros and select the Pro whom they believe best meets their specific needs, and Pros may contact consumers who have selected them. Consumers are under no obligation to work with any Pros referred by or found through any of our branded or third-party affiliate platforms. Consumers can rate Pros on a one- to five- star rating scale based on a variety of criteria, including, but not limited to, overall experience, availability, price, quality, responsiveness, punctuality and professionalism, depending on the type of service provided. Ratings on each applicable criterion are weighted across all reviews submitted for a given Pro to produce such Pro’s overall rating. Consumers can also provide a detailed description of their experiences with Pros. Ratings and reviews cannot be submitted anonymously and there are processes in place to prevent Pros from reporting on themselves or their competitors, as well as to detect fraudulent or otherwise problematic reviews.
Pros
In order to become an approved professional in the Angi network, Pros must satisfy certain criteria. Generally, Pros with an average consumer rating below a “3.5” are not eligible for an approved status. In addition to retaining the requisite member rating, the owners or principals of businesses affiliated with Pros must pass certain criminal background checks and attest to applicable state and local licensure requirements. If an approved Pro fails to meet any eligibility criteria during the applicable contract term, refuses to participate in our complaint resolution process, and/or engages in what we determine to be prohibited behavior through any of our platforms, existing service and access to the platform will be subject to termination.
Once eligibility criteria are satisfied, Pros are approved and can purchase service and be referred to consumers utilizing our proprietary algorithm. Pros who participate in pre-priced offerings pay fees for such referrals, however, there is no charge to enroll and no charge to view and select a requested service once enrolled. We also sell membership subscriptions to approved Pros through our salesforce and online, as well as provide them with a variety of services. The membership package includes membership in our digital marketplace as well as access to consumer referrals (for which additional fees are generally paid) and a listing in our online directory and certain other affiliated directories. Basic annual membership also includes a business profile page on HomeAdvisor.com and Angi.com, a mobile application and access to various online tools designed to help Pros more effectively market to, manage and connect with, consumers to whom they have been referred. In 2025, Pros participated in the following types of offerings: full-priced leads within a monthly budget, access to discounted leads in a subscription package, double opt-in leads on an a-la-carte basis and pre-priced offerings.
Our International Businesses
We also own and operate the following international businesses that connect consumers with Pros: (i) HomeStars, MyBuilder, MyHammer, Travaux and Werkspot, leading home services marketplaces in Canada, the United Kingdom, Germany, France and the Netherlands, respectively, (ii) the Austrian operations of MyHammer and (iii) the Italian operations of Werkspot. The business models of our international businesses differ in certain respects from the business model of our U.S. business.
Revenue
U.S. revenue includes lead revenue for consumer matches, which comprises fees paid by Pros for consumer matches (regardless of whether the Pro ultimately provides the requested service), revenue from Pros under contract for advertising, membership subscription revenue from Pros and consumers, and revenue from pre-priced offerings by which the consumer requests services through a Company platform and the Company connects them with a Pro to perform the service. Lead revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. International revenue primarily comprises leads revenue for consumer matches and membership subscription revenue from Pros.
Marketing
We market our various products and services to consumers primarily through digital marketing (primarily paid and free search engine marketing, display advertising, social media and third-party affiliate agreements), as well as through traditional offline marketing (national television, radio and streaming campaigns), and email. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote our various products and services (and those of our various Pros) on their platforms. In exchange for these efforts, these third parties are paid a fee when visitors from their platforms click through and submit a valid service request through our platforms or when visitors submit a valid service request on an affiliate platform and the relevant affiliate transmits the service request to us. We also market our various products and services to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.

We market our product offerings featuring membership subscriptions to Pros primarily through our sales force. These products, our pre-priced offerings and various directories are also marketed through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. In the second half of 2025, we launched a new online acquisition funnel for Pros in the U.S, which is still being optimized in expectation of establishing a new channel for Pro capacity growth in 2026.
We have made, and expect we will continue to make, substantial investments in digital and traditional offline marketing to consumers and Pros to promote our products and services and drive visitors to our various platforms and Pros.
Technology
We have a global engineering team dedicated to software development and the creation of new features to support our products and services across a full range of existing, new, and emerging devices and platforms. Our engineering team uses an agile development process that allows us to deploy frequent iterative releases for product and service features leveraging both open-source and vendor supported software technology.
Competition
The home services industry is highly competitive and fragmented, and in many important respects, local in nature. We compete with, among others: (i) search engines and online directories, (ii) home and/or local services-related platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe our biggest competition comes from the traditional methods most people currently use to find Pros, which are by word-of-mouth and through referrals.
We believe that our ability to compete successfully will depend primarily upon the following factors:
•our ability to continue to build and maintain awareness of, and trust in and loyalty to, the Angi brand;
•the functionality of our websites and mobile applications and the attractiveness of their features and our products and services generally to consumers and Pros, as well as our continued ability to introduce new products and services that resonate with consumers and Pros generally;
•the size, quality, diversity and stability of our network of Pros and the breadth of our online directory listings;
•our ability to consistently generate service requests through our platforms that convert into revenue for our Pros in a cost-effective manner;
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
•our ability to increasingly engage with consumers directly through our platforms, including our various mobile applications (rather than through search engine marketing or via free search engine referrals); and
•the quality and consistency of our Pro pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.
Intellectual Property
We regard our intellectual property rights as critical to our success, with our trademarks, service marks and domain names being especially critical to the continued development and awareness of our brands and our marketing efforts.
We protect our intellectual property rights through a combination of registered copyrights, trademarks, domain name registrations, trade secrets and patent applications, as well as through contractual restrictions and reliance on federal, state and common law. We also enter into confidentiality and proprietary rights agreements with employees, consultants, contractors and business partners, and employees and contractors are also subject to proprietary information and invention assignment provisions.
We have several registered trademarks in the United States (the most significant of which relate to our Angi, Angie’s List and HomeAdvisor brands), as well as certain other trademarks in Europe and Canada, and several pending trademark applications in the United States and certain other jurisdictions. We have also registered a variety of U.S. and international domain names, the most significant of which relate to our Angi brand. In addition, we have two patents that expire in November 2035.
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
In addition, because we receive, transmit, store and use a substantial amount of information received from or generated by consumers and Pros, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches. See “Item 1A. Risk Factors—General Risk Factors—The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”
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
As a provider of products and services with a membership-based element, we are sensitive to the adoption of laws and regulations affecting the ability of our businesses to periodically charge for recurring membership or subscription payments. For example, several U.S. states have enacted legislation making it easier for consumers to end recurring subscriptions and memberships by requiring companies to obtain express informed consent for recurring subscriptions before charging consumers and provide a simple mechanism to cancel subscriptions, including an online mechanism to do so if the consumer subscribed online. These laws and regulations could impact our ability to seamlessly deliver the convenience of automatic renewal to Pros and consumers. The adoption of any law that adversely affects revenue from recurring membership or subscription payments could adversely affect our business, financial condition and results of operations.
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
We are particularly sensitive to laws and regulations related to the adoption and interpretation of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our Pros from independent contractors to employees. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry—There may be adverse tax, legal and other consequences if the contractor classification or employment status of the Pros who use our platform is challenged.”
Human Capital Management
As of December 31, 2025, we employed approximately 2,300 employees worldwide, the substantial majority of which provided services to our brands and businesses located in the United States. From time to time, we also retain consultants and independent contractors.
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
Total Rewards and Benefits
As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs include base wages and incentives in support of our pay for performance culture, as well as health, welfare and retirement benefits, vision, dental, life, prescription and long-term disability insurance plans. We also provide employee paid supplemental life and accident insurance plans. To help employees cover medical expenses on a pre-tax basis, we offer employees a flexible spending account. In the U.S. and certain European countries, we also support growing families through in vitro fertilization, adoption and surrogacy support and provide paid leave for bonding. We also maintain employee wellness programs, including mental health support access and telemedicine. Lastly, we also offer our US-based full-time employees a 401(k) retirement plan with an employer match.
Community
We encourage our employees to become involved in their communities by providing U.S.-based full-time employees with paid-time off each year to volunteer in local community-based programs.
Code of Business Conduct and Ethics
Our U.S.-based employees are required to annually certify to their familiarity and compliance with our Code of Business Conduct and Ethics. We also maintain an ethics hotline that is available to all of our employees to report (anonymously, if desired) any general ethics-related matter of concern. Communications to this hotline (which is facilitated by an independent third party) are routed to appropriate functions (whether Human Resources or Legal) for investigation and resolution. In addition, as required by law, we also maintain a hotline for employees to anonymously report complaints or concerns related to accounting and auditing matters.
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
We announce material financial and other information to our investors using our investor relations website at ir.angi.com. We encourage investors, the media, and others interested in the Company to review the information we post on our investor relations website.
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
RELATIONSHIP WITH IAC AFTER THE DISTRIBUTION
In connection with the Combination in 2017, we and IAC entered into certain agreements that governed our relationship prior to the Distribution. With the exception of the contribution agreement, the services agreement and the tax sharing agreement, these agreements terminated upon the completion of the Distribution. Certain material terms of the surviving agreements are described below. Each such summary is qualified in its entirety by the full text of the applicable agreement, each of which is included as an exhibit to this annual report.
Contribution Agreement
The contribution agreement provided for a number of the transactions necessary in connection with the Combination and also governed certain aspects of our relationship with IAC prior to the Distribution. Certain provisions of the contribution agreement, including those relating to indemnification, remain in effect following the Distribution. Under the contribution agreement, we agreed to assume, and indemnify IAC and its non-Angi subsidiaries with respect to liabilities arising from, all of the assets and liabilities related to IAC’s HomeAdvisor business and indemnify IAC against any losses arising out of any breach by Angi of the contribution agreement or the other transaction-related agreements described below, and IAC agreed to indemnify us against liabilities arising from IAC’s other businesses and any losses arising out of any breach by IAC of such agreements.
Services Agreement
Prior to the Distribution, the services agreement governed services that IAC agreed to provide to us, including (i) assistance with certain legal, M&A, finance, risk management, internal audit and treasury functions, health and welfare benefits, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations and (ii) accounting, investor relations, and tax compliance services.
Following the Distribution, Angi and IAC updated the schedule of services to reflect IAC’s provision of certain services requested by us for an agreed period of time on terms consistent with the services agreement. These services included, among others, our continued participation in IAC’s U.S. health and welfare plans and flexible benefits plan until January 1, 2026. IAC continues to provide certain other services to us that IAC had historically provided prior to the Distribution, including, but not limited to, maintenance and support of shared financial systems. Such remaining services will terminate as of March 31, 2026, subject to extension by the parties’ mutual agreement.
Tax Sharing Agreement
The tax sharing agreement governs our and IAC’s rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to us, entitlements to refunds, allocation of tax attributes and other tax matters, and therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes.
The tax sharing agreement also addresses the parties’ respective rights, responsibilities and obligations with respect to the Distribution. Under the tax sharing agreement, each party is generally responsible for any taxes and related amounts imposed on IAC or us (or their respective subsidiaries) that arise from the failure of the Distribution to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 368(a)(1)(D) and/or Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), to the extent that the failure to so qualify is attributable to: (i) a breach of the relevant covenants made by that party in the tax sharing agreement, (ii) an acquisition of such party’s equity securities (or certain arrangements or substantial negotiations or discussions with respect to certain such acquisitions) or assets, or (iii) solely with respect to us, any inaccuracy of any representation or covenant made by us in any documents provided in support of any tax opinion or ruling obtained by IAC with respect to the U.S. federal income tax treatment of the Distribution.

Under the tax sharing agreement, we are generally required not to take, or fail to take, any action which action or failure to act could reasonably be expected to cause the Distribution to fail to preserve its tax-free status. For instance, the tax sharing agreement imposes certain restrictions on us and our subsidiaries during the two year period following the Distribution that are designed to preserve the tax-free status thereof. Specifically, during such period, except in specific circumstances, we and our subsidiaries generally would be prohibited from: (i) entering into any transaction pursuant to which our capital stock would be acquired above a certain threshold, (ii) merging, consolidating or liquidating, (iii) selling or transferring assets above certain thresholds, (iv) redeeming or repurchasing stock (with certain exceptions, including repurchase of certain limited amount of our capital stock), (v) altering the voting rights of our capital stock, (vi) taking or failing to take other actions inconsistent with representations or covenants in any tax opinion or private letter ruling documents or (vii) ceasing to engage in any active trade or business as defined in the Code.

Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans,” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future business, financial condition, results of operations and financial performance, our business prospects and strategy, the timing, development, and expected impact of strategic and product initiatives, future marketing strategy, future financing arrangements, future capital allocation strategy, trends in the home services industry and other similar matters. These forward-looking statements are based on the expectations and assumptions of our management about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
We believe that the digital penetration of the home services market remains low, with the vast majority of consumers continuing to search for, select and hire Pros offline. While many consumers have historically been (and remain) averse to finding Pros online, others have demonstrated a greater willingness to embrace the online shift. Pros must also continue to embrace the online shift, which will depend, in substantial part, on whether online products and services help them to better connect and engage with consumers relative to traditional offline efforts. The speed and ultimate outcome of the shift of the home services market online for consumers and Pros is uncertain and may not occur as quickly as we expect, or at all. The failure or delay of a meaningful number of consumers and/or Pros to migrate online and/or the return of a meaningful number of existing participants in the online home services market to offline solutions, could adversely affect our business, financial condition and results of operations.
Marketing efforts designed to drive traffic to our brands and businesses may not be successful or cost-effective.
Attracting consumers and Pros to our brands and businesses involves considerable expenditures for online and offline marketing. We have made, and expect to continue to make, significant marketing expenditures for digital marketing (primarily paid search engine marketing, display advertising and third-party affiliate agreements) and traditional offline marketing (national television and radio campaigns). These efforts may not be successful or cost-effective. Historically, we have had to increase marketing expenditures over time to attract and retain consumers and Pros and sustain our growth.
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
Evolving consumer behavior (specifically, increased consumption of media through digital means) can also affect the availability of profitable marketing opportunities. To continue to reach and engage consumers and Pros and grow in this environment, we will need to continue to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video, social media, streaming, OTT and other digital platforms), as well as target consumers and Pros via these channels in a cost-effective manner. As these channels continue to evolve relative to traditional channels (such as television), it could continue to be difficult to assess returns on related marketing investments, which could adversely affect our business, financial condition and results of operations.
In addition, we also enter into various arrangements with third parties to drive visitors to Angi platforms. These arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of traffic and leads generated through third-party arrangements are dependent on many factors, most of which are outside our control. If the quality or convertibility of traffic and leads do not meet the expectations of our users or Pros, they could leave our network or decrease their budgets for consumer matches or participation in pre-priced booking services, any or all of which could adversely affect our business, financial condition and results of operations.
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
The amount of traffic we attract from search engines is due in large part to how and where information about our brands (and links to websites offering our products and services) are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to websites offering our products and services, and negatively impacted traffic to such websites, and we expect that search engines will continue to make such changes from time to time in the future. In addition, changes in the usage and functioning of search engines and/or decreases in consumer use of search engines, for example, as a result of the continued development of AI technology, could negatively impact our ability to drive traffic to our properties.
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
Our success depends on our ability to continue to balance our various offerings to Pros across the Angi platforms.

We provide a pre-priced offering, pursuant to which consumers can request services through our platforms and pay for such services on the applicable platform directly. These service requests are then fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provide such services. Increased participation in pre-priced offerings could reduce the levels of Pros’ participation in other offerings, including those based on membership subscriptions, which could adversely affect our business, financial condition and results of operations.

Our success depends, in substantial part, on our ability to establish and maintain relationships with quality and trustworthy Pros.
We must continue to attract, retain and grow the number of skilled and reliable Pros who can provide services across our platforms. Similarly, in order to continue to attract, retain and grow the number of Pros who can provide services, Pros need to feel safe in their work environment. If we do not offer innovative products and services that resonate with consumers and Pros generally, as well as provide Pros with an attractive return on their marketing and advertising investments, the number of Pros affiliated with our platforms would decrease. Any such decrease would result in smaller and less diverse networks and directories of Pros, and in turn, decreases in service requests, pre-priced offerings and directory searches, which could adversely impact our business, financial condition and results of operations.

In addition to skill and reliability, consumers want to work with Pros whom they can trust to work in their homes and with whom they can feel safe. While we maintain screening processes (which generally include certain, limited background checks) to try and prevent unsuitable Pros from joining our platforms, these processes have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any provider on our platforms. Inappropriate and/or unlawful behavior of Pros generally (particularly any such behavior that compromises the trustworthiness of providers and/or of the safety of consumers), or claims alleging that we are responsible for Pro’s acts or service quality, could result in decreases in service requests, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. Similarly, inappropriate and/or unlawful behavior towards Pros by consumers or subscribers (particularly behavior that compromises their safety) could result in a reduction in the number of Pros willing to provide services through our platforms, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.

Our success depends, in part, on our ability to continue to develop and monetize versions of our products and services for mobile and other digital devices.
As consumers increasingly access our products and services through mobile and other digital devices (including through digital voice assistants), we will need to continue to devote significant time and resources to ensure that our products and services are accessible across these platforms (and multiple platforms generally). If we do not keep pace with evolving online, market and industry trends, including the continuing evolution of AI, the introduction of new and enhanced digital devices and changes in the preferences and needs of consumers and Pros generally, offer new and/or enhanced products and services in response to such trends that resonate with consumers and Pros, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
In addition, the success of our mobile and other digital products and services depends on their interoperability with various third-party operating systems, technology, infrastructure and standards, over which we have no control. Any changes to any of these things that compromise the quality or functionality of our mobile and other digital products and services could adversely affect their usage levels and/or our ability to attract consumers and Pros, which could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on our ability to access, collect and use personal data about consumers.
We depend on search engines, digital app stores and social media platforms, in particular, those operated by Google, Apple, Meta and TikTok, to market, distribute and monetize our products and services. Consumers engage with these platforms directly, and as a result, these platforms generally receive personal data about consumers that we would otherwise receive if we transacted with them directly. Certain of these platforms have restricted (and continue to restrict) our access to personal data about users of our products and services obtained through their platforms. In addition, the privacy and data collection policies of certain platforms require users to opt-in to sharing their devices’ unique identifiers with our businesses, which allow them to recognize a given device and track related activity across applications and websites, primarily for marketing purposes. If these platforms continue to limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about users of our products and services, and/or if a number of users decide not to opt-in to sharing their devices’ unique identifiers with our businesses, our ability to identify, communicate with, and market to a meaningful portion of our user base may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user base and the population generally, and the efficiency of our paid marketing efforts could be adversely affected. We cannot assure you that search engines, digital app stores, and social media platforms upon which we rely will not continue to limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about users of our products and services. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.
Our ability to communicate with consumers and Pros via email (or other sufficient means) is critical to our success.
Historically, one of our primary means of communicating with consumers and Pros and keeping them engaged with our products and services has been via email communication. Through email, we provide consumers and Pros with service request and offering updates, as well as present or suggest new products and services (among other things) and market our products and services in a cost-effective manner. As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of email (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send emails to consumers and Pros. For example, in early 2024, email providers tightened their spam thresholds. Exceeding these more stringent spam thresholds could result in some or all of our emails being delayed or blocked, and therefore less likely to be opened. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as email has been historically.

Further, consumers also increasingly screen their incoming emails, telephone calls and text messages, including via screening tools and warnings, and, therefore, our Pros and consumers may not reliably receive our communications. A continued and significant erosion in our ability to communicate with consumers and Pros via email could adversely impact the overall user experience, consumer and Pro engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations.
Changes to certain requirements applicable to certain communications with consumers may adversely impact our ability to generate leads for our Pros.
In connection with the marketing of our products and services and efforts to generate leads for our Pros, we have historically relied on our ability (and the ability of our Pros) to communicate with consumers via phone and text, in some cases using automated technology, as have third party affiliates through which we market our products and services. In an effort to reduce robocalls and robotexts, there has been an increased effort by U.S. regulatory authorities and telecommunications carriers to ensure that consumers opt in to receiving certain marketing calls and texts from businesses. To the extent that any regulatory restrictions are implemented, such restrictions could adversely impact consumer engagement levels and consumer conversion in the case of our products and services, which would decrease leads generated on our platforms, as well as our ability to obtain leads through our third party affiliate relationships, which, in turn, could adversely affect our business, financial condition and results of operations. Additionally, phone carriers increasingly dictate rules for obtaining consumers’ consent to receive text messages. This may reduce the number of consumers who opt-in to receiving both marketing and transactional texts from us and our Pros, which could further adversely impact our ability to generate leads for our Pros and, in turn, our business, financial condition and results of operations.
There may be adverse tax, legal and other consequences if the contractor classification or employment status of the Pros who use our platform is challenged.
We are particularly sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change our classification of certain of our Pros from independent contractors to employees, as well as changes to state and local laws or judicial decisions related to the definition and/or classification of independent contractors. If we are required to reclassify Pros from independent contractors to employees and/or their classification is challenged for any reason, we could be exposed to various liabilities and additional costs for prior and future periods, including under federal, state and local tax laws, workers’ compensation and unemployment benefits, minimum and overtime wage laws, and other labor and employment laws, as well as potential liability for penalties and interest. If the amounts related to such liabilities and additional costs are significant, our business, financial condition and results of operations could be adversely affected. See “Note 16 —Contingencies” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data."

General Risk Factors
Our brands and businesses operate in an especially competitive and evolving industry.
The home services industry is competitive, with a consistent and growing stream of new products, services and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas, with certain consumer and Pro demographics and/or in other key areas that we currently serve or may serve in the future. Generally, we compete with search engines, online marketplaces and social media platforms that can market their products and services online in a more prominent and cost-effective manner than we can, as well as better tailor their products and services to individual users. Any of these advantages could enable these competitors to offer products and services that are more appealing to consumers and Pros than our products and services, respond more quickly and/or cost effectively than we do to evolving market opportunities and trends, and/or display their own integrated or related home services products and services in search results and elsewhere in a more prominent manner than our products and services, which could adversely affect our business, financial condition and results of operations.

In addition, since most of our home services products and services are offered to consumers for free, consumers can easily switch among home services offerings (or use multiple home services offerings simultaneously) at no cost to them. And while Pros may incur additional or duplicative near-term costs, the costs for switching to a competing platform over the long term are generally not prohibitive. Low switching costs, coupled with the propensity of consumers to try new products and services generally, will most likely result in the continued emergence of new products and services, entrants and business models in the home services industry. Our inability to continue to innovate and compete effectively against new products, services and competitors could result in decreases in the size and level of engagement of our consumer and Pro bases, any of which could adversely affect our business, financial condition and results of operations.
Our brands and businesses are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and spending behavior, as well as general geopolitical risks.
General economic conditions and other factors, such as consumer confidence in future economic conditions, recessionary concerns, rising interest rates, increased inflation, the availability and cost of consumer credit, levels of unemployment, tax rates and actual or potential tariffs, could result in consumers delaying or foregoing home services projects and/or Pros being less likely to pay for consumer matches and subscriptions or spending on marketing and advertising. Ongoing volatility and/or uncertainty related to global economic conditions, including as a result of the geopolitical tensions and conflicts, affect the predictability of our business. Unfavorable economic conditions, volatility and uncertainty could result in decreases in traffic, service requests and directory searches. Any such decreases could adversely impact the number and quality of Pros and/or adversely impact the reach of, and breadth of, our services offerings, any or all of which could adversely affect our business, financial condition and results of operations.
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
We own and operate three of the leading home services brands in the United States (Angi, Angie’s List and HomeAdvisor), as well as leading brands in several foreign jurisdictions.
We believe that our success depends, in substantial part, on our continued ability to build awareness and loyalty to our Angi brand, maintain and enhance our established brands, as well as build awareness of (and loyalty to) our newer brands. Events that could negatively impact our brands and brand-building efforts include (among others): product and service quality concerns; Pro quality concerns; consumer and Pro complaints and lawsuits; lack of awareness of our policies or confusion about how the policies are applied; a failure to respond to feedback from our Pros and consumers; ineffective advertising; inappropriate and/or unlawful acts perpetrated by Pros and consumers; actions or proceedings commenced by governmental or regulatory authorities; and inadequate data protection and security breaches including related bad publicity. Any factors that negatively impact the Angi and/or HomeAdvisor brand(s) could materially and adversely affect our business, financial condition and results of operations.
In addition, trust in the integrity and objective, unbiased nature of the ratings and reviews found across our various brands contributes significantly to public perception of these brands and their ability to attract consumers and Pros. If consumer reviews are perceived as not authentic in general, the reputation and strength of the relevant brand could be materially and adversely affected. While we use, and will continue to use, filters (among other processes) to detect fraudulent reviews, the accuracy of consumer reviews cannot be guaranteed. If fraudulent or inaccurate reviews (positive or negative) increase and we are unable to effectively identify and remove such reviews, the overall quality of the ratings and reviews across our various brands could decrease and the reputation of affected brands might be harmed. This could deter consumers and Pros from using our products and services, which in turn could adversely affect our business, financial condition and results of operations.
We may not be able to protect our systems, technology and infrastructure from cyberattacks or cyberattacks experienced by third parties may adversely affect us.
We are regularly under attack by threat actors through the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials, and intercept payments intended for legitimate third parties, and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. Our efforts to develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services, payment processes and procedures, and users are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. There can be no assurance that the systems we have designed to prevent or limit the effects of cyberattacks or other types of attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. Despite these efforts, some of our systems have experienced past security incidents and we could experience significant events of this nature in the future.
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
For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. Certain states have enacted consumer privacy laws that impose disclosure obligations for businesses that collect personal information about residents and afford those individuals additional rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. These states may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws also apply to our International operations. For example, the General Data Protection Regulation (the “GDPR”) in the United Kingdom and the European Union imposes, among other things, strict obligations and restrictions on the collection, processing, storage and use of U.K. and European Union personal data, including where such data is processed outside those jurisdictions, a requirement for prompt notice of data breaches in certain circumstances, a requirement for implementation of certain approved safeguards for transfers of personal data to third countries, and possible substantial fines for any violations. Governmental authorities around the world have enacted similar types of legislative and regulatory requirements concerning data protection, and additional governments are considering similar legal frameworks.
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
We accept payments (including recurring payments) from Pros and consumers, primarily through credit and debit card transactions. The ability to access payment information on a real-time basis without having to proactively reach out to Pros and consumers to process payments is critical to our success.
When third parties (including credit card processing companies, as well as any business that offers products and services online or offline) experience a data security breach involving credit card information, affected cardholders will often cancel their credit cards. The more sizable a given affected third-party’s customer base, the greater the number of accounts impacted and the more likely it will be that our Pros and consumers would be impacted by such a breach. If such a breach were to impact our Pros and consumers, we would need to contact affected Pros and consumers to obtain new payment information. It is likely that we would not be able to reach all affected Pros and consumers, and even if we could, new payment information for some may not be obtained and pending payments may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our Pros and consumers are not directly impacted by a given data security breach, they may lose confidence in the ability of providers of online products and services to protect their personal information generally. As a result, they may stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant effort, which could adversely affect our business, financial condition and results of operations.
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
We also continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer and Pro experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various products and services, and keep up with changes in technology and user preferences. If we do not do so in a timely and cost-effective manner, the user experience and demand across our brands and businesses could be adversely affected, which could adversely affect our business, financial condition and results of operations.
Furthermore, as our products and service offerings evolve, we must continue to update and adapt our existing technology systems to support these changes. For instance, our current efforts to consolidate onto a single global platform require significant operational focus and care. As we integrate new functionality into our existing legacy systems, modernizing the infrastructure while ensuring the accuracy of data processing, internal controls, accounting, and regulatory compliance can be complex and resource-intensive. If we are unable to effectively manage these technology updates, or if our efforts to adapt legacy systems are delayed or more difficult than anticipated, it could increase our operational complexity and heighten the risk of errors, which could adversely affect our business, financial condition and results of operations.

We depend on our key personnel.
Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled and talented individuals, particularly in the case of senior leadership. Competition for well-qualified employees across our various businesses has been (and is expected to continue to be) intense, particularly in the case of senior leadership, technology and product development roles, and we must continue to attract new (and retain existing) employees to compete effectively. While we have established programs to attract new (and retain existing) key and other employees, we may not be able to do so in the future. If we fail to retain key and other employees, this could result in the loss of institutional knowledge and the disruption of our day-to-day operations, which could adversely impact the effectiveness of our internal control framework and our ability (and the ability of our various businesses) to successfully execute long term strategic initiatives and other goals. If we do not ensure the effective transfer of knowledge to successors and smooth transitions (particularly in the case of senior leadership) by way of tailored succession plans, our business, financial condition and results of operations could be adversely affected.
Our use of AI and machine learning technologies, combined with an uncertain legal and regulatory environment, may subject us to new and evolving risks, which could adversely affect our business, financial condition and results of operations.
We have incorporated, and may continue to incorporate, AI and machine learning technologies into our platforms and other aspects of our business and operations, including the deployment of a fine-tuned large language model that serves as an interface for service requests. Certain aspects of our AI strategy rely on a combination of our proprietary domain knowledge libraries and third-party partnerships, and as a result, we are subject to risks associated with such third parties, including potential service disruptions, pricing volatility and the failure of their safeguards to prevent biased or inaccurate outputs. Because AI technology is still in a nascent stage of development, ineffective or inadequate AI development or deployment practices by us or third-party partners could result in negative outcomes. In addition, any latency, disruption or failure in our AI systems or infrastructure could result in delays or errors in our product and service offerings. Developing, testing and deploying resource-intensive AI systems may require additional investment and increase our costs. Our competitors and other third parties may incorporate AI into their products more quickly or more successfully than us, all of which could impair our ability to compete effectively. Any of the foregoing may decrease demand for our products or harm our business, financial condition and results of operations.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving, and we expect an increase in the regulation of the use of AI in products and services. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action or brand and reputational harm.
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
Our current and future indebtedness may limit our flexibility in obtaining additional financing and in pursuing other business opportunities or operating activities.
In August 2020, ANGI Group, LLC, a direct wholly owned subsidiary of Angi (“ANGI Group”), issued $500.0 million aggregate principal amount of 3.875% senior notes due August 2028 (the “ANGI Group Senior Notes”). In November 2025, ANGI Group entered into a credit agreement providing for a senior secured revolving facility in an aggregate principal amount of $175.0 million, including a letter of credit sublimit of up to $25.0 million (the “Revolving Facility”). As of December 31, 2025, we had no outstanding revolving loans under the Revolving Facility.

The Revolving Facility contains various restrictive covenants, including, among other things, affirmative covenants relating to the provision of periodic financial statements, compliance certificates and other notices, payment of taxes and compliance with laws, and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens, certain affiliate transactions, mergers dissolutions and asset sales and a total net leverage ratio financial covenant. The indentures governing the ANGI Group Senior Notes contain certain negative covenants, including a limitation on liens and a limitation on merger, sale and disposal of ANGI Group’s assets. Under the terms of these covenants, we may be restricted from engaging in business or operating activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with certain covenants, including the financial covenant, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owed and could have a material adverse impact on our business. In addition, the Revolving Facility has a floating interest rate that is based on variable and unpredictable U.S. and international economic risks and uncertainties. If we were to draw on the Revolving Facility, any increase in interest rates, as has occurred in the past and may occur in the future, may negatively impact our financial results.

In addition, the Revolving Facility is secured by a first priority pledge of the equity securities owned by ANGI Group and ANGI Group’s wholly-owned material U.S. subsidiaries (the “Subsidiary Guarantors”), subject to customary exceptions, and first priority security interests in substantially all current and after-acquired tangible and intangible personal property of ANGI Group and each Subsidiary Guarantor, in each case, subject to customary exclusions, permitted liens and other agreed limitations.

Our ability to service our current and future debt can be impacted by events beyond our control, and we may be unable to do so. Upon the occurrence of an event of default, our lenders and/or noteholders could elect to declare all amounts outstanding under the applicable debt agreements to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral in respect of the Revolving Facility. If the debt under our credit agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient assets to repay it, which would have an immediate adverse effect on our business and operating results.
Risks Relating to the Distribution
Some or all of the expected benefits of the Distribution may not be achieved.

The full strategic and financial benefits expected related to the Distribution may not be achieved, or such benefits may be delayed or may never occur at all. The following are certain benefits expected from the Distribution:

•enabling us to allocate our financial resources to meet the unique needs of our businesses and to implement our own optimal capital structure tailored to our strategy and business needs;
•greater flexibility to raise equity capital needed to fund growth, including by using our stock as equity currency to make strategic acquisitions and for employee compensation; and
•the potential to attract new investors and expanded coverage by equity research analysts, which increase, if realized, could provide us with a more efficient equity currency for acquisitions and employee compensation.
We may not achieve these or other anticipated benefits for a variety of reasons, including, among others, our increased susceptibility to market fluctuations and other adverse events as an independent company and the risk of litigation, injunctions or other legal proceedings relating to the Distribution. If we fail to achieve some or all of the benefits expected to result from the Distribution, or if such benefits are delayed, our business, financial condition and results of operations could be materially and adversely affected.

If the Distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Angi and our stockholders could suffer material adverse consequences.

IAC received an opinion of its outside counsel satisfactory to the IAC board of directors, among other things, regarding the qualification of the Distribution as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355(a) of the Code. The opinion of counsel was based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of IAC and the Company, including those relating to the past and future conduct of their businesses. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if any of the representations or covenants contained in any of the applicable agreements or in any document relating to the opinion of counsel are inaccurate or not complied with by IAC, the Company or any of their respective subsidiaries, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the opinion of counsel regarding the Distribution, the U.S. Internal Revenue Service (the “IRS”) could determine that the Distribution should be treated as a taxable transaction for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are inaccurate or have not been complied with. Moreover, even if the foregoing representations, assumptions or undertakings are accurate and have been complied with, the opinion of counsel merely represents the judgment of such counsel and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt by IAC of the opinion of counsel, there can be no assurance that the IRS will not assert that the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, the Company and our stockholders could suffer material adverse consequences.

If the Distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355(a) of the Code, in general, for U.S. federal income tax purposes, IAC would recognize a taxable gain as if it had sold its Angi Class A common stock in a taxable sale for its fair market value. In such circumstance, holders of IAC common stock who received Angi Class A common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Even if the Distribution were otherwise to qualify as a tax-free transaction under Section 355(a) of the Code, the Distribution may result in taxable gain to IAC, but not its stockholders, under Section 355(e) of the Code if the Distribution were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in IAC or the Company. For this purpose, any acquisitions of IAC stock or Angi stock within the period beginning two years before, and ending two years after, the Distribution are presumed to be part of such a plan, although IAC or the Company may be able to rebut that presumption (including by qualifying for one or more safe harbors under applicable Treasury Regulations).

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

The desired tax treatment of the Distribution limits our ability to engage in capital-raising, share repurchases and other transactions.

Under current U.S. federal income tax law, a distribution that otherwise qualifies for tax-free treatment can be rendered taxable to the distributing corporation and its stockholders as a result of certain post-distribution transactions, including certain acquisitions of shares or assets of the corporation the stock of which is distributed. To preserve the tax-free treatment of the Distribution, the tax sharing agreement restricts us and our subsidiaries, for the two-year period following the Distribution (except in specific circumstances), from: (i) entering into any transaction pursuant to which shares of our capital stock would be acquired above a certain threshold, (ii) merging, consolidating or liquidating, (iii) selling or transferring assets above certain thresholds, (iv) redeeming or repurchasing stock (with certain exceptions, including repurchase of certain limited amount of our capital stock), (v) altering the voting rights of our capital stock, (vi) actions and inactions that are inconsistent with representations or covenants in any tax opinion or private letter ruling document or (vii) ceasing to engage in any active trade or business as defined in the Code. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions, share repurchases or other transactions that we may otherwise believe to be in the best interests of our stockholders or that might increase the value of our business.

Actual or potential conflicts of interest may develop between our management and directors, on the one hand, and the management and directors of IAC, on the other hand.

Certain of our directors and executive officers and management and directors of IAC own capital stock of both companies, and certain members of IAC’s former senior management team currently serve as directors of our board of directors. For example, Mr. Levin, the former Chief Executive Officer of IAC, currently serves as our Executive Chairman. This overlap could create (or appear to create) potential conflicts of interest when directors and executive officers affiliated with both companies face decisions that could have different implications for IAC and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between IAC and us regarding the terms of the agreements governing the Distribution and our relationship with IAC thereafter, including any commercial agreements between the parties or their respective affiliates. Potential conflicts of interest could also arise if we enter into any commercial arrangements with IAC in the future.

In connection with the Distribution, we agreed to indemnify IAC for certain liabilities, and if we are required to pay under these indemnities to IAC, our financial results could be negatively impacted. While IAC is also obligated to indemnify us for certain liabilities, it may not be able to fully satisfy its indemnification obligations.

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

Following the Distribution, we rely on IAC to provide certain services, and we may be unable to replace such services on favorable terms, or at all, when the arrangement terminates.

Following the Distribution, the Company and IAC updated the schedule of services under the services agreement executed prior to the Distribution, pursuant to which IAC agreed to provide us, for a fee, specified support services related to corporate functions for various terms, such as information security, legal, finance, human resources, tax, treasury services and participation in IAC’s U.S. health and welfare, 401(k) and flexible benefits plans. As some of the foregoing services terminated, we entered into new agreements or assumed the responsibility for such functions. For certain other services, including, but not limited to, maintenance and support of shared financial systems, the Company and IAC have extended the term until March 31, 2026. As each of such remaining services terminates, we will be required to either develop internal capabilities or enter into new agreements with third-party providers to assume these functions. We cannot assure you that the economic terms of the new arrangements will be similar to those under our current arrangements with IAC. If we are unable to renew or replace such arrangements on a comparable basis, or if we experience difficulties in transitioning these functions to ourselves or other third parties, our business, financial condition and results of operations may be materially and adversely affected.

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
•changes in relationships with significant customers; and
•U.S. and worldwide economic conditions.

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

The DGCL and our certificate of incorporation and bylaws currently contain provisions, that could discourage, delay or prevent a change in control, or changes in management that stockholders may deem advantageous, and provisions which:

•provide that, until our 2032 meeting of stockholders, our board of directors will be divided into classes, which could have the effect of making the replacement of incumbent directors more time-consuming and difficult;
•provide that, as long as our board of directors is classified, members of our board of directors can be removed by stockholders only for cause;
•provide that holders of our Class A Common Stock will not have the right to act by written consent;
•provide that vacancies on our board of directors may be filled only by the remaining directors;
•provide that we will be subject to the Delaware statute governing business combinations with interested stockholders;
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
Our Chief Technology Officer (“CTO”) is responsible for the development and implementation of our information security program on a Company-wide basis, together with a dedicated team of experienced, Company-wide information security analysts. Our CTO has more than fifteen years of relevant experience contributing to the development, implementation, and oversight of information security programs. Other members of our information security team are generally seasoned professionals with broad cybersecurity experience and expertise, including with respect to cybersecurity threat assessment and detection, mitigation technologies, incident response, and training on such topics.
Our CTO is also responsible for reporting on the status of our information security program and related efforts and processes to Company senior management periodically, and to the Audit Committee on a quarterly basis. In addition, our CTO reports cybersecurity matters to Company senior management and the Audit Committee on an as-needed basis. At each regularly scheduled meeting of our board of directors, the Chair of our Audit Committee provides quarterly updates regarding significant matters discussed, reviewed, considered and approved by the committee since the last regularly scheduled board meeting (including cybersecurity matters, as and if applicable), as well as timely updates outside of quarterly updates on an as needed basis. Our CTO promptly informs Company management and our Audit Committee of cybersecurity incidents that meet established reporting thresholds or when otherwise determined appropriate, as well as provides ongoing updates regarding any such incidents until they have been resolved.
Cybersecurity Risks
As discussed above and under “Item 1A. Risk Factors—General Risk Factors”, we face a number of cybersecurity risks across our various businesses, and from time to time we have experienced threats to and unauthorized intrusions of our systems, technology and infrastructure. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. While we have implemented a risk management process designed to mitigate cybersecurity risks that arise from utilizing third-party service providers, suppliers, and vendors, our control over and ability to monitor the security posture of third parties with whom we do business remains limited and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure.
Item 2.    Properties
We believe that the facilities for our management and operations are generally adequate for our current and near-term future needs. Our facilities, most of which are leased, consist of executive and administrative offices, sales offices and data centers. We do not anticipate any future problems renewing or obtaining suitable leases for us or any of our businesses. We currently lease approximately 112,000 square feet of office for our corporate headquarters, Angi business and administrative and sales force personnel in Denver, Colorado.
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

Rules of the SEC require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters which we are defending involves or is likely to involve amounts of that magnitude.
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
As of February 6, 2026, there were 640 holders of record of our Class A Common Stock. Because the substantial majority of the outstanding shares of our Class A Common Stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 6, 2026, we had no outstanding shares of our Class B Common Stock or Class C Common Stock.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of our Class A Common Stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company’s board of directors.
Unregistered Sales of Equity Securities
There were no unregistered sales of our capital stock during the quarter ended December 31, 2025.
Equity Compensation Plan Information
The information required by this Item concerning equity compensation plans is incorporated herein by reference from Part III, Item 12 of this annual report.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its Class A common stock during the quarter ended December 31, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 2025	570,140	$14.51	570,140	3,195,961
November 2025	2,111,069	$11.00	2,111,069	1,084,892
December 2025	1,084,892	$12.92	1,084,892	—
Total	3,766,101	$12.09	3,766,101	—
________________________________________
(1)Reflects repurchases made pursuant to May 2025 Share Authorization and September 2025 Share Authorization (collectively, the “2025 Share Authorizations”), which were publicly announced in May 2025 and November 2025, respectively. For additional details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

(2)Represents the total number of shares of Class A Common Stock that remained available for repurchase as of the end of the relevant month set forth in the table above pursuant to the 2025 Share Authorizations. Pursuant to May 2025 Share Authorization and September 2025 Share Authorization, the Company was allowed to repurchase up to 5.0 million shares and approximately 3.2 million shares of Class A Common Stock, respectively, over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

May 2025 Share Authorization and September 2025 Share Authorization were exhausted in October 2025 and December 2025, respectively. From January 1, 2026 through February 6, 2026, the Company did not repurchase any additional shares. As of February 6, 2026, there were no shares of Class A Common Stock remaining for repurchase under the September 2025 Share Authorization.
Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Management Overview
Angi Inc. (“Angi,” the “Company,” “we,” “our,” or “us”) connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 111,000 Average Monthly Active Pros (as defined below) during the three months ended December 31, 2025. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 16 million projects during the twelve months ended December 31, 2025.
During the first quarter of 2025, the Company updated its segment reporting structure from “Ads and Leads”, “Services”, and “International” to “Domestic” and “International” to better reflect how it manages its business and how management evaluates performance and allocates resources. During the fourth quarter of 2025, the Company changed the name of its “Domestic” segment to “U.S.” segment. The change reflects an updated naming convention and did not result in any change to the composition of the segment or how the Company evaluates its performance in the current year as well as prior periods. The naming convention for prior periods has been conformed to the current period. The change had no impact on the Company’s consolidated financial statements. As a result of these updates, the Company now has the following two operating segments: (i) U.S. and (ii) International (consisting of businesses in Europe and Canada). The Company continues to operate under multiple brands including Angi, Angie’s List, HomeAdvisor, and Handy.

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
Distribution
On March 31, 2025, IAC completed the spin-off of its ownership in the Company through a special dividend of the common stock of the Company owned by IAC to the holders of IAC common stock and IAC Class B common stock (the “Distribution”). Prior to the effective time of the Distribution, IAC voluntarily converted all of the shares of our Class B Common Stock that it owned to shares of Class A Common Stock. As a result of this conversion, there are no longer any shares of our Class B Common Stock outstanding. After completion of the Distribution, IAC has no ownership in the Company, there are no shares of Class B Common Stock outstanding, and the only class of Angi capital stock with shares outstanding is Class A Common Stock.

Total Home Roofing, LLC Sale
On November 1, 2023, Angi completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“THR,” which comprised its former Roofing segment), which is reflected as a discontinued operation in its financial statements. For additional details, see “Note 18—Discontinued Operations” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this annual report, which include the principal operating metrics we use in managing our business, are defined below:
•U.S. Revenue – primarily comprised of revenue generated within the U.S. segment, including Lead revenue for consumer matches, revenue from Pros under contract for advertising, membership subscription revenue from Pros and consumers and revenue from pre-priced offerings by which the consumer requests services through a Company platform and the Company connects them with a Pro to perform the service.
•International Revenue – comprised of revenue generated within the International segment (consisting of businesses in Europe and Canada), including Lead revenue for consumer matches and membership subscription revenue from Pros.
•Proprietary Revenue – the portion of U.S. Revenue allocated to Proprietary channels, calculated based on the proportionate share of Leads originating from Proprietary channels in the period.
•Network Revenue – the portion of U.S. Revenue allocated to Network channels, calculated based on the proportionate share of Leads originating from Network channels in the period.
•Service Requests – requests for connections with Pros in the period, which include pre-priced offerings and indications of interest expressed on a Pro profile.
•Leads – connections between consumers and Pros resulting from a Service Request in the period, including the completion of a job related to a pre-priced offering; a single Service Request can result in multiple Leads.
•Proprietary – refers to sources of Service Requests in which consumers go through an Angi proprietary user experience or a retail partner experiences.
•Network – refers to sources of Service Requests in which consumers are presented with Angi Pros through a third party website experience.
•Acquired Pros – new Pros onboarded onto the Angi platform and eligible to receive Leads in the period.
•Average Monthly Active Pros – the average number of Pros per month that (i) received Leads, (ii) were presented on a Service Request where they agreed to receive a Lead if selected, (iii) requested to be connected to a consumer on a Service Request, or (iv) accepted an offer to complete a pre-priced Service Request.
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
•Restructuring - consists primarily of charges associated with a formal restructuring plan that are related to workforce reductions.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.

Results of Operations for the Years Ended December 31, 2025 and 2024
The following discussion should be read in conjunction with Item 8. Consolidated Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the annual audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 28, 2025.
Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
U.S.
Lead revenue	$587,050	$606,560	$(19,510)	(3)%
Advertising revenue	214,920	312,281	(97,361)	(31)%
Services revenue	72,443	93,521	(21,078)	(23)%
Membership subscription revenue	29,379	43,076	(13,697)	(32)%
Other revenue	270	684	(414)	(61)%
Total U.S. revenue	904,062	1,056,122	(152,060)	(14)%
International revenue	126,473	128,990	(2,517)	(2)%
Total revenue	$1,030,535	$1,185,112	$(154,577)	(13)%

Percentage of Total Revenue:
U.S.	88%	89%
International	12%	11%
Total revenue	100%	100%

	Year Ended December 31,
	2025	2024	Change	% Change
	(In thousands, rounding differences may occur)
Operating metrics:
Service Requests
Proprietary	13,906	13,317	589	4%
Network	1,637	3,866	(2,230)	(58)%
Total	15,543	17,184	(1,641)	(10)%

Leads
Proprietary	17,915	15,731	2,185	14%
Network	2,280	8,650	(6,370)	(74)%
Total	20,195	24,381	(4,186)	(17)%

Proprietary Revenue	$800,601	$683,004	$117,598	17%
Network Revenue	$103,461	$373,117	$(269,656)	(72)%

	Year Ended December 31,
	2025	2024	Change	% Change
	(In thousands)
Acquired Pros	90	141	(51)	(36)%
Average Monthly Active Pros	122	152	(30)	(19)%

U.S. revenue decreased 14%, due primarily to a 72% decrease in Network revenue as a result of the implementation of homeowner choice in January 2025, partially offset by a 17% increase in Proprietary revenue from strong execution in paid marketing in Proprietary channels.
International revenue decreased $2.5 million, or 2%, due primarily to a management decision to change the business model of the Canadian business when migrating it onto the European platform. This decision was made to bring the business model in line with the European businesses and transition the Canadian business into a more profitable self-serve platform that needs fewer manual sales.
Cost of revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$47,436	$57,578	$(10,142)	(18)%
As a percentage of revenue	5%	5%
U.S. cost of revenue decreased $10.2 million, or 19%, and remained constant as a percentage of revenue, due primarily to lower payments to third-party professional service providers of $5.7 million, lower credit card processing fees of $3.8 million, and lower sales tax expense of $2.9 million, partially offset by higher hosting fees of $2.6 million.
Gross profit

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Revenue	$1,030,535	$1,185,112	$(154,577)	(13)%
Cost of revenue (exclusive of depreciation shown separately below)	47,436	57,578	(10,142)	(18)%
Gross profit	$983,099	$1,127,534	$(144,435)	(13)%

Gross margin	95%	95%		—%
Gross profit decreased $144.4 million, or 13%, due primarily to the decrease in revenue described in the revenue discussion above.
Selling and marketing expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$507,546	$601,638	$(94,092)	(16)%
As a percentage of revenue	49%	51%
U.S. selling and marketing expense decreased $87.8 million, or 16%, due primarily to decreases of $73.9 million in compensation expense, $4.3 million in service guarantee expense, $2.7 million in software maintenance costs, and $1.8 million in professional service costs. The decrease in compensation expense was due primarily to a reduction in headcount, and the decrease in service guarantee expense was due primarily to lower revenue.
International selling and marketing expense decreased $6.3 million, or 16%, driven by a decrease in compensation expense of $7.1 million due primarily to a reduction in headcount, partially offset by an increase in advertising expense of $1.4 million. The reduction in headcount was driven by the management decision to change the business model of the Canadian business when migrating it onto the European platform described in the revenue discussion above. The increase in advertising expense was due primarily to higher costs related to online advertising.

General and administrative expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$262,878	$319,999	$(57,121)	(18)%
As a percentage of revenue	26%	27%
U.S. general and administrative expense decreased $56.3 million, or 20%, due primarily to decreases of $25.7 million in compensation expense, $9.9 million in the provision for credit losses, $8.0 million in lease expense, $3.1 million in software license and maintenance costs, and $2.5 million in third-party wages. The decrease in compensation expense was primarily due to the reversal of previously recognized stock-based compensation expense of $10.2 million related to IAC restricted stock forfeited by Joseph Levin, former CEO of IAC and current Executive Chairman of Angi, in the first quarter of 2025, and a reduction in headcount. The decrease in the provision for credit losses was primarily due to lower revenue and improved collection rates. The decrease in lease expense was primarily due to impairment charges of right-of-use assets previously recognized in the first half of 2024 and the Company’s reduction of its real estate footprint. The decrease in software license and maintenance costs was due primarily to reduced costs related to data warehousing and customer support services. The decrease in third-party wages is primarily due to reduced costs related to customer support services.
Product development expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Product development expense	$87,361	$95,360	$(7,999)	(8)%
As a percentage of revenue	8%	8%
Product development expense decreased $8.0 million, or 8%, and remained constant as a percentage of revenue compared to the year ended December 31, 2024.
Depreciation

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Depreciation	$45,319	$86,052	$(40,733)	(47)%
As a percentage of revenue	4%	7%
Depreciation decreased $40.7 million, or 47%, due primarily to the reduction in capitalized software spend over prior periods and the write-off of certain leasehold improvements and furniture and fixtures in connection with the Company’s reduction of its real estate footprint in 2024.
Restructuring

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Restructuring	$12,789	$—	$12,789	NM
As a percentage of revenue	1%	—%
__________________
NM = Not meaningful
Restructuring increased $12.8 million, due to a reduction of the Company’s global workforce by approximately 350 employees in order to reduce operating expenses and optimize the organizational structure in support of long-term growth. Refer to “Note 4—Restructuring” for a summary of the activities related to restructuring for the year ended December 31, 2025.

Amortization of intangibles

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Amortization of intangibles	$1,800	$2,600	$(800)	(31)%
As a percentage of revenue	NM	NM
________________________
NM = Not meaningful
Amortization of intangibles decreased $0.8 million, or 31%, due to a decrease in impairment charges related to U.S. indefinite-live trade names during the year ended December 31, 2025.

Operating income

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
U.S.	$41,910	$10,143	$31,767	313%
International	23,496	11,742	11,754	100%
Total	$65,406	$21,885	$43,521	199%

As a percentage of revenue	6%	2%
Operating income increased in 2025 compared to 2024 due primarily to the factors described above in the cost of revenue, selling and marketing, general and administrative, and depreciation expense discussions.
At December 31, 2025, there was $31.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.
Adjusted EBITDA

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
U.S.	$112,801	$129,362	$(16,561)	(13)%
International	27,271	15,953	11,318	71%
Total	$140,072	$145,315	$(5,243)	(4)%

As a percentage of revenue	14%	12%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
U.S. Adjusted EBITDA decreased $16.6 million, or 13%, to $112.8 million, and remained constant as a percentage of revenue. The decrease was primarily driven by lower gross profit due to the decrease in revenue, partially offset by lower selling and marketing expense due primarily to a decrease in compensation expense, lower general and administrative expense due primarily to decreases in compensation expense, lease expense, and the provision for credit losses, and lower cost of revenue due primarily to lower payments to third-party professional service providers and lower credit card processing fees.
International Adjusted EBITDA increased $11.3 million, 71%, to $27.3 million, and increased as a percentage of revenue. The increase was primarily driven by lower selling and marketing expense due to a decrease in compensation expense.

Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 7—Long-term Debt” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands)
Interest expense	$(20,469)	$(20,169)	$(300)	1%
Interest expense for the year ended December 31, 2025 remained constant compared to the year ended December 31, 2024.
Other income, net

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands)
Other income, net	$17,590	$18,361	$(771)	(4)%
Other income, net included interest income of $15.7 million and gains on foreign currency exchange of $1.8 million for the year ended December 31, 2025.

Income tax benefit (provision)

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Income tax benefit (provision)	$(18,695)	$16,771	$(35,466)	NM
Effective income tax rate	NM	NM
________________________
NM = Not meaningful
For further details of income tax matters, see “Note 13—Income Taxes” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”
In 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to the effect of cross-border tax laws, change in unrecognized tax benefits and state taxes, partially offset by research credits and a valuation allowance release.

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
Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable; and (4) restructuring. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between its performance and that of its competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
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
Restructuring are costs associated with a formal restructuring plan that are primarily related to workforce reductions. The Company excludes these expenses because they are not reflective of ordinary course ongoing business and operating results.

The following tables reconcile net earnings attributable to Angi shareholders to Adjusted EBITDA for the Company's reportable segments and net earnings (loss) attributable to Angi shareholders:

	Year Ended December 31, 2025
	Operating Income	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Restructuring	Adjusted EBITDA
	(In thousands)
U.S.	$41,910	$13,074	$45,048	$1,800	$10,969	$112,801
International	23,496	1,684	271	—	1,820	27,271
Total	$65,406	$14,758	$45,319	$1,800	$12,789	$140,072
Interest expense	(20,469)
Other income, net	17,590
Earnings before income taxes	62,527
Income tax provision	(18,695)
Net earnings	43,832
Net loss attributable to noncontrolling interests	—
Net earnings attributable to Angi Inc. shareholders	$43,832

	Year Ended December 31, 2024
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Restructuring	Adjusted EBITDA
	(In thousands)
U.S.	$10,143	$33,654	$82,965	$2,600	$—	$129,362
International	11,742	1,124	3,087	—	—	15,953
Total	$21,885	$34,778	$86,052	$2,600	$—	$145,315
Interest expense	(20,169)
Other income, net	18,361
Earnings before income taxes	20,077
Income tax benefit	16,771
Net earnings	36.848
Net earnings attributable to noncontrolling interests	(844)
Net earnings attributable to Angi Inc. shareholders	$36,004

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	December 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents:
United States	$296,283	$411,298
All other countries	7,418	5,136
Total cash and cash equivalents	$303,701	$416,434

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
Less: unamortized debt issuance costs	2,333	3,160
Total long-term debt, net	$497,667	$496,840
The Company entered into a credit agreement in November 2025, establishing a senior secured revolving facility in an aggregate principal amount of $175.0 million, including a letter of credit sublimit of up to $25.0 million. There were no outstanding borrowings under this facility as of December 31, 2025.
At December 31, 2025, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 7—Long-term Debt” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$105,073	$155,941
Investing activities	$(59,455)	$(50,411)
Financing activities	$(158,342)	$(53,759)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include depreciation, provision for credit losses, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), deferred income taxes, and amortization of intangibles.
2025
Adjustments to net earnings attributable to continuing operations consist primarily of $45.3 million of depreciation, $14.8 million of stock-based compensation expense, $13.2 million of deferred income taxes and $7.4 million of non-cash lease expense. The decrease from changes in working capital is due primarily to a decrease of $20.0 million in deferred revenue and a decrease of $13.1 million in operating lease liabilities, partially offset by a decrease of $13.4 million in other assets. The increase in accounts receivable, coupled with the non-cash impact from the provision for credit losses, resulted in a $4.7 million decrease in accounts receivable, net, excluding foreign currency impact of $1.1 million. The reduction in accounts receivable, net is due to lower revenue. The decrease in deferred revenue is due primarily to the mix shift in customer packages towards monthly subscriptions, lowering the prevalence of memberships and annual and quarterly prepaid packages. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in other assets is due to lower capitalized sales commissions, which were impacted by a reduction in the size of the sales force, a larger portion of sales commissions being expensed rather than capitalized in the period, and a shift to annual bonuses for roles that previously received commissions.

Net cash used in investing activities attributable to continuing operations includes capital expenditures of $59.6 million primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities attributable to continuing operations includes $148.7 million for the repurchase of 10.5 million shares of the Company’s Class A Common Stock, on a settlement date basis, at an average price of $14.15 per share, $8.0 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled, and $1.7 million of debt issuance costs in connection with the $175.0 million senior secured revolving credit facility.

2024
Adjustments to net earnings attributable to continuing operations consist primarily of $86.1 million of depreciation, $57.3 million of provision for credit losses, $34.8 million of stock-based compensation expense, and $16.0 million of non-cash lease expense (including impairment of right-of-use assets), partially offset by $24.0 million of deferred income taxes. The decrease from changes in working capital consists primarily of an increase of $45.4 million in accounts receivable and decreases of $19.4 million in operating lease liabilities and $7.7 million in deferred revenue, partially offset by a decrease of $28.9 million in other assets. The increase in accounts receivable is due to timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in deferred revenue is due primarily to lower annual memberships, primarily at in the U.S. The decrease in other assets is due primarily to lower capitalized sales commissions which were impacted by a reduction in the size of the salesforce, a larger portion of sales commissions being expensed rather than capitalized in the period, and a shift to annual bonuses for roles that previously received commissions as well as a payment received related to insurance coverage for previously incurred legal fees and a decrease in prepaid hosting services.
Net cash used in investing activities attributable to continuing operations includes capital expenditures of $50.5 million primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities attributable to continuing operations includes $28.6 million for the repurchase of 1.3 million shares of the Company’s Class A Common Stock, on a settlement date basis, at an average price of $22.74 per share, $16.0 million for the purchase of the remaining noncontrolling interests of a foreign subsidiary, and $7.6 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.
Liquidity and Capital Resources
Debt
As of December 31, 2025, we had $500.0 million aggregate principal amount of 3.875% senior notes due August 15, 2028 (the “ANGI Group Senior Notes”). Interest on the ANGI Group Senior Notes is paid semi-annually in arrears on February 15 and August 15 of each year. In December 2025, ANGI Group amended the indenture governing the ANGI Group Senior Notes to add certain U.S. subsidiaries of ANGI Group that are guarantors under the Credit Agreement (defined below) as additional guarantors under such indenture.

In November 2025, ANGI Group entered into a credit agreement (the “Credit Agreement”), with the lenders and issuing lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for a senior secured revolving facility in an aggregate principal amount of $175.0 million, including a letter of credit sublimit of up to $25.0 million (the “Revolving Facility”). The Revolving Facility matures on November 6, 2030, provided that the maturity date shall at all times be no later than the 91st day prior to the maturity date of the ANGI Group Senior Notes. As of December 31, 2025, there were no outstanding borrowings under the Revolving Facility. For additional details, see “Note 7—Long-term Debt” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data .”
Share Repurchase Authorizations and Activity
During the year ended December 31, 2025, the Company repurchased 10.5 million shares of its Class A Common Stock, on a trade date basis, at an average price of $14.15 per share, or $148.7 million in aggregate. On August 2, 2024, the board of directors of the Company approved a stock repurchase authorization of 2.5 million shares (the “2024 Share Authorization”), all of which were exhausted during the second quarter of 2025. On May 5, 2025 and September 17, 2025, the board of directors of the Company approved a new stock repurchase authorization of 5.0 million shares of its Class A Common Stock (“May 2025 Share Authorization”) and approximately 3.2 million shares of its Class A Common Stock (“September 2025 Share Authorization,” and collectively with the 2024 Share Authorization and May 2025 Share Authorization, the “Share Repurchase Programs”), respectively. Both the May 2025 Share Authorization and September 2025 Share Authorization were exhausted during the fourth quarter of 2025. As of December 31, 2025, there were no shares remaining in any of the Share Repurchase Programs.

Contractual Obligations
The Company enters into various contractual arrangements as a part of its continued operations. Material contractual obligations described in the accompanying notes to the consolidated financial statements within “Item 8. Consolidated Financial Statements and Supplementary Data” includes operating leases as described in “Note 5—Leases,” and principal and interest payments on long-term as debt described in “Note 7—Long-term Debt.”

The Company has material purchase obligations which represent legally binding agreements to purchase goods and services that specify all significant terms. Future payments under these agreements at December 31, 2025 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$27,938	$40,651	$—	$—	$68,589
Purchase obligations include $17.3 million related to cloud computing spend to be made in 2026.
Capital Expenditures
The Company’s 2026 capital expenditures are expected to be lower than 2025 capital expenditures of $59.6 million by approximately 5% to 10% due to reduction in capitalized software.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
The Company believes its existing cash, cash equivalents, expected positive cash flows generated from operations, and if necessary, our borrowing capacity under the Revolving Facility, will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the next twelve months. The Company may consider additional forms of liquidity. These forms of liquidity could subject us to operating and financial covenants that may restrict our business activities, including the incurrence of additional indebtedness, investments and certain payments. From time to time, we may also elect to raise additional capital through the sale of additional equity or debt financing to fund business activities such as strategic acquisitions, share repurchases, or other purposes.

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

Credit Losses
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance when it has determined that all or a portion of the receivable will not be collected. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation to the Company and any other forward-looking data regarding customers’ ability to pay that is available. The duration of time between the Company’s issuance of an invoice and payment due date is not significant. The carrying value of the credit loss allowance is $15.9 million and $20.5 million at December 31, 2025 and 2024, respectively. The provision for credit losses was $48.5 million and $57.3 million for the years ended December 31, 2025 and 2024, respectively.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $890.1 million and $883.4 million at December 31, 2025 and 2024, respectively. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $167.1 million and $167.7 million at December 31, 2025 and 2024, respectively.
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

For the Company’s annual goodwill test at October 1, 2025, the Company quantitatively tested the U.S. and International reporting units. The Company’s quantitative tests resulted in no impairments. Given the decline in the Company’s stock price after October 1, 2025, the Company subsequently quantitatively tested all reporting units with goodwill as of December 31, 2025, and no impairments were noted.

The October 1, 2024 annual assessment of goodwill did not identify any impairments.

The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative tests as of December 31, 2025 for determining the fair value of the Company’s U.S. and International reporting units were 12.0% and 14.0%, respectively. The discount rates used in the quantitative tests as of October 1, 2025 for determining the fair value of the Company’s U.S. and International reporting units were 12.0% and 14.5%, respectively. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

As a result of the valuation process, we determined that the fair value of the U.S. and International reporting units exceeded the carrying value and thus there was no impairment of goodwill in 2025. The fair value based on the valuation exceeded the carrying value of the U.S. and International reporting units by $109.7 million and $242.1 million, respectively, as of December 31, 2025.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 12.0% to 14.5% in 2025 and 12.5% to 14.5% in 2024 and the royalty rates used ranged from 2.0% to 4.5% in 2025 and 2.5% to 4.5% in 2024.
In the fourth quarter of 2025, the Company identified an impairment charge of $1.8 million related to a certain indefinite-lived trade name at the U.S. reporting unit. The discount rate used to value this trade name was 12.0%, and the royalty rate was 2.5%. The impairment of the indefinite-lived intangible asset is included in “Amortization of intangibles” in the statement of operations.
In the fourth quarter of 2024, the Company identified an impairment charge of $2.6 million related to a certain indefinite-lived trade name at the U.S. reporting unit. The discount rate used to value this trade name was 14.0%, and the royalty rate was 2.5%. The impairment of the indefinite-lived intangible asset is included in “Amortization of intangibles” in the statement of operations.
Software Development Costs
We capitalize internally developed software costs (including employee payroll costs, stock-based compensation and benefit costs as well as third party production costs) subsequent to identifying technological feasibility of the software project. Significant management judgment is required in assessing when technological feasibility is established.
Depreciation of internally developed software commences when the software is available for release for its intended use and is recorded on a straight-line basis over the estimated useful life of the software, which is typically 2-3 years. The net carrying value of capitalized software is $94.6 million and $73.1 million at December 31, 2025 and 2024, respectively.
Income Taxes
Through March 31, 2025, the Company was included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax benefit and/or provision has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision or benefit computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the statement of shareholders’ equity and financing activities within the statement of cash flows.

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2025 and 2024, the balance of the Company’s net deferred tax asset is $124.7 million and $167.6 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2025 and 2024, the Company has unrecognized tax benefits, including interest, of $14.1 million and $9.7 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. During 2025, the Company’s valuation allowance decreased by $11.3 million primarily due to a change in judgment on the realizability of Travaux France NOLs and the removal of the Capital Loss asset and valuation allowance as part of the IAC tax sharing agreement. At December 31, 2025, the Company has a valuation allowance of $31.2 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.
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
The Company recorded stock-based compensation expense of $14.8 million and $34.8 million for the years ended December 31, 2025 and 2024, respectively.

The Company issues RSUs, PSUs and MSUs. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying Angi’s common stock and expensed as stock-based compensation expense over the vesting term. For PSUs, the value of the instrument is measured at the grant date as the fair value of the underlying Angi’s common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For MSUs, a lattice model is used to estimate the value of the awards which is expensed as stock-based compensation expense over the vesting term as the service is rendered. The Company also issues stock options and stock appreciation rights. The Company estimates the fair value of newly granted or modified stock appreciation rights and stock options, including equity instruments denominated in shares of one of our subsidiaries, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, the most significant of which include expected term, expected volatility of the underlying shares, risk-free interest rates and the expected dividend yield. In addition, the recognition of stock-based compensation expense is impacted by our estimated forfeiture rates, which are based, in part, on historical forfeiture rates. For stock appreciation rights and stock options, including equity instruments denominated in shares of one of our subsidiaries, the grant date fair value of the award is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is the vesting period of the award.
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
At December 31, 2025, the principal amount of the Company’s outstanding debt comprises $500.0 million of ANGI Group Senior Notes, which bear interest at a fixed rate. If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $16.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.
In November 2025, ANGI Group entered into the Credit Agreement providing for a senior secured revolving facility in an aggregate principal amount of $175.0 million, including a letter of credit sublimit of up to $25.0 million (the “Revolving Facility”). The Company is subject to risk due to changes in interest rates in respect of certain borrowings made under the Revolving Facility being subject to a floating interest rate. As of December 31, 2025, the Company had no outstanding loans under the Revolving Facility. For additional details, see “Note 7—Long-Term Debt” to the consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

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
In addition, certain of the Company’s U.S. operations have customers in international markets. International revenue, including revenue of our operations located outside the U.S., which is measured based upon where the customer is located, accounted for 12% and 11% for the years ended December 31, 2025 and 2024, respectively.

The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity’s functional currency. The Company recorded foreign exchange (losses) and gains of $1.8 million and $(0.7) million for the year ended December 31, 2025 and 2024, respectively.

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

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Angi Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Angi Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

Revenue Processed by Highly Automated Internally Developed Systems – U.S. Lead Revenue
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s revenue primarily consists of U.S. Lead revenue. U.S. lead revenue is comprised of fees paid by service professionals for consumer matches. U.S. lead revenue was $587.1 million, as disclosed in Note 10, for the year ended December 31, 2025, which represents 57% of consolidated revenue for the year. The Company’s U.S. lead revenue is based on contractual terms with the Company’s customers and is comprised of a significant volume of low-dollar transactions. The processing and recording of U.S. lead revenue is highly automated within the Company’s information technology (“IT”) systems that are principally internally developed.
Given the complexity of the IT systems involved, auditing U.S. lead revenue required a significant extent of effort and increased involvement of professionals with expertise in IT to identify, test, and evaluate the Company’s relevant systems and automated controls utilized to process and record these transactions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls related to the recording and accounting for U.S. lead revenue. With the involvement of IT professionals, we identified the relevant systems used by the Company to process, calculate, and record revenue. Where applicable, we tested the IT general controls over those systems, including testing of user access controls, change management controls, and IT operations controls as well as certain automated application controls related to the recording of revenue at period end. We also tested the Company’s controls to address the completeness and accuracy of transaction data.

Our audit procedures related to the Company’s U.S. lead revenue also included reconciling revenue recorded to cash received, testing the details for a sample of specific cash receipts to third party banking information and evidence of the related customer arrangement, testing the calculations of revenue performed within the Company’s systems to the amount recorded in the general ledger, and reviewing revenue trends occurring near year-end.

Valuation of Goodwill
Description of the Matter
As of December 31, 2025, the Company’s goodwill was $890.1 million. As disclosed in Note 2 to the consolidated financial statements, goodwill is assessed annually for impairment using either a qualitative or quantitative approach as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit has declined below its carrying value.

Auditing management’s quantitative impairment tests for goodwill was challenging given the inherent judgments and estimates involved in estimating the fair value of the reporting units. Specifically, the fair value estimates of the Company’s U.S. reporting unit were sensitive to assumptions such as the discount rate, revenue growth rates and future cash flows, which are affected by factors such as expected future industry or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its goodwill impairment review process. For example, we tested the controls over the Company’s review of the significant assumptions in estimating the fair value of the reporting units.

To test the estimated fair value of the U.S. reporting unit, our audit procedures included, among others, assessing the methodologies used to develop the estimated fair value and testing the significant assumptions and underlying data used by the Company. We evaluated the Company’s underlying forecast and budget information by comparing the significant assumptions to historical results, forecasted information included in analyst reports and the Company's guideline companies in the same industry and current economic trends. We performed sensitivity analyses of significant assumptions to evaluate the changes in the estimated fair values of the reporting units that would result from changes in the assumptions. In addition, we involved internal valuation specialists to assist in evaluating the methodologies and significant assumptions applied in developing the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.

New York, New York
February 20, 2026

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2025	2024
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$303,701	$416,434
Accounts receivable, net	33,054	36,670
Other current assets	29,627	41,981
Total current assets	366,382	495,085

Capitalized software, leasehold improvements and equipment, net	99,101	79,564
Goodwill	890,066	883,440
Intangible assets, net	167,142	167,662
Deferred income taxes	126,229	169,073
Other non-current assets, net	31,448	35,911
TOTAL ASSETS	$1,680,368	$1,830,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$34,031	$18,319
Deferred revenue	22,096	42,008
Accrued expenses and other current liabilities	166,311	171,351
Total current liabilities	222,438	231,678

Long-term debt, net	497,667	496,840
Deferred income taxes	1,498	1,500
Other long-term liabilities	31,399	37,916

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 54,282 and 11,295 shares, respectively, and outstanding 40,062 and 7,579, respectively	538	113
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; no shares and 42,202 shares issued and outstanding, respectively	—	422
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,427,693	1,465,640
Accumulated deficit	(150,880)	(195,015)
Accumulated other comprehensive income (loss)	5,938	(2,495)
Treasury stock, 14,220 and 3,716 shares, respectively	(355,923)	(205,864)
Total shareholders’ equity	927,366	1,062,801
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,680,368	$1,830,735
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Revenue	$1,030,535	$1,185,112	$1,358,748
Cost of revenue (exclusive of depreciation shown separately below)	47,436	57,578	62,547
Gross Profit	983,099	1,127,534	1,296,201
Operating costs and expenses:
Selling and marketing expense	507,546	601,638	765,205
General and administrative expense	262,878	319,999	359,389
Product development expense	87,361	95,360	96,543
Depreciation	45,319	86,052	93,604
Restructuring	12,789	—	—
Amortization of intangibles	1,800	2,600	7,958
Total operating costs and expenses	917,693	1,105,649	1,322,699
Operating income (loss)	65,406	21,885	(26,498)
Interest expense	(20,469)	(20,169)	(20,137)
Other income, net	17,590	18,361	18,427
Earnings (loss) from continuing operations before income taxes	62,527	20,077	(28,208)
Income tax (provision) benefit	(18,695)	16,771	(1,839)
Net earnings (loss) from continuing operations	43,832	36,848	(30,047)
Loss from discontinued operations, net of tax	—	—	(10,264)
Net earnings (loss)	43,832	36,848	(40,311)
Net earnings attributable to noncontrolling interests	—	(844)	(629)
Net earnings (loss) attributable to Angi Inc. shareholders	$43,832	$36,004	$(40,940)

Per share information from continuing operations:
Basic earnings (loss) per share	$0.96	$0.72	$(0.61)
Diluted earnings (loss) per share	$0.94	$0.71	$(0.61)

Per share information attributable to Angi Inc. shareholders:
Basic earnings (loss) per share	$0.96	$0.72	$(0.81)
Diluted earnings (loss) per share	$0.94	$0.71	$(0.81)

Stock-based compensation expense by function:
Selling and marketing expense	$2,861	$4,605	$6,264
General and administrative expense	4,651	24,533	28,386
Product development expense	7,246	5,640	8,764
Total stock-based compensation expense	$14,758	$34,778	$43,414
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net earnings (loss)	$43,832	$36,848	$(40,311)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	8,433	(3,544)	2,501
Comprehensive income (loss)	52,265	33,304	(37,810)
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	—	(844)	(629)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	(138)	(142)
Comprehensive income attributable to noncontrolling interests	—	(982)	(771)
Comprehensive income (loss) attributable to Angi Inc. shareholders	$52,265	$32,322	$(38,581)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value						Total Angi Inc. Shareholders’ Equity

									Accumulated Other Comprehensive Income (Loss)				Total Shareholders’ Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2022	$103	10,281	$422	42,202	$—	—	$1,405,294	$(190,079)	$(1,172)	$(166,184)	$1,048,384	$2,994	$1,051,378
Net (loss) earnings	—	—	—	—	—	—	—	(40,940)	—	—	(40,940)	629	(40,311)
Other comprehensive income	—	—	—	—	—	—	—	—	2,359	—	2,359	142	2,501
Stock-based compensation expense	—	—	—	—	—	—	48,388	—	—	—	48,388	—	48,388
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	4	404	—	—	—	—	(6,292)	—	—	—	(6,288)	—	(6,288)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(11,099)	(11,099)	—	(11,099)
Other	—	—	—	—	—	—	(37)	—	—	—	(37)	(24)	(61)
Balance as of December 31, 2023	$107	10,685	$422	42,202	$—	—	$1,447,353	$(231,019)	$1,187	$(177,283)	$1,040,767	$3,741	$1,044,508
Net earnings	—	—	—	—	—	—	—	36,004	—	—	36,004	844	36,848
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(3,682)	—	(3,682)	138	(3,544)
Stock-based compensation expense	—	—	—	—	—	—	40,619	—	—	—	40,619	—	40,619
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	6	610	—	—	—	—	(7,359)	—	—	—	(7,353)	—	(7,353)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(28,581)	(28,581)	—	(28,581)
Purchase of noncontrolling interests	—	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Other	—	—	—	—	—	—	(3,677)	—	—	—	(3,677)	—	(3,677)
Balance as of December 31, 2024	$113	11,295	$422	42,202	$—	—	$1,465,640	$(195,015)	$(2,495)	$(205,864)	$1,062,801	$—	$1,062,801
Net earnings	—	—	—	—	—	—	—	43,832	—	—	43,832	—	43,832
Other comprehensive income	—	—	—	—	—	—	—	—	8,433	—	8,433	—	8,433
Stock-based compensation expense	—	—	—	—	—	—	20,996	—	—	—	20,996	—	20,996
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	2	665	—	—	—	—	(7,928)	—	—	—	(7,926)	—	(7,926)
Issuance of common stock to IAC pursuant to the employee matters agreement	1	120	—	—	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(150,059)	(150,059)	—	(150,059)
Transfer and conversion of common shares related to IAC CEO Employment Transition Agreement	5	501	(5)	(501)	—	—	—	—	—	—	—	—	—
Conversion of shares related to the Distribution	417	41,701	(417)	(41,701)	—	—	—	—	—	—	—	—	—
Adjustment pursuant to the tax sharing agreement with IAC as part of the Distribution	—	—	—	—	—	—	(17,960)	—	—	—	(17,960)	—	(17,960)
Adjustment pursuant to the tax sharing agreement with IAC post-distribution	—	—	—	—	—	—	(34,468)	—	—	—	(34,468)	—	(34,468)
Other	—	—	—	—	—	—	1,414	303	—	—	1,717	—	1,717
Balance as of December 31, 2025	$538	54,282	$—	—	$—	—	$1,427,693	$(150,880)	$5,938	$(355,923)	$927,366	$—	$927,366

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$43,832	$36,848	$(40,311)
Loss from discontinued operations, net of tax	—	—	(10,264)
Net earnings (loss) attributable to continuing operations	43,832	36,848	(30,047)
Adjustments to reconcile net earnings to net cash provided by operating activities attributable to continuing operations:
Depreciation	45,319	86,052	93,604
Provision for credit losses	48,491	57,261	79,385
Stock-based compensation expense	14,758	34,778	43,414
Non-cash lease expense (including impairment of right-of-use assets)	7,366	16,010	11,878
Amortization of intangibles	1,800	2,600	7,958
Deferred income taxes	13,166	(23,951)	(10,009)
Other adjustments, net	(1,190)	(433)	(1,059)
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	(43,754)	(45,385)	(58,168)
Other assets	13,391	28,932	(13,852)
Accounts payable and other liabilities	(3,825)	(601)	(8,045)
Operating lease liabilities	(13,070)	(19,376)	(20,678)
Income taxes payable and receivable	(1,170)	(9,070)	158
Deferred revenue	(20,041)	(7,724)	(355)
Net cash provided by operating activities attributable to continuing operations	105,073	155,941	94,184

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(59,600)	(50,492)	(47,780)
Purchases of marketable debt securities	—	—	(12,362)
Proceeds from maturities of marketable debt securities	—	—	12,500
Net proceeds from the sale of a business	—	—	1,000
Proceeds from sales of fixed assets	145	81	85
Net cash used in investing activities attributable to continuing operations	(59,455)	(50,411)	(46,557)

Cash flows from financing activities attributable to continuing operations:
Debt issuance costs	(1,684)	—	—
Purchases of treasury stock	(148,676)	(28,605)	(10,932)
Purchase of noncontrolling interests	—	(16,019)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(7,982)	(7,578)	(5,994)
Distribution from IAC pursuant to the tax sharing agreement	—	(1,548)	—
Other, net	—	(9)	(57)
Net cash used in financing activities attributable to continuing operations	(158,342)	(53,759)	(16,983)

Total cash (used in) provided by continuing operations	(112,724)	51,771	30,644
Net cash provided by operating activities attributable to discontinued operations	—	—	10,661
Net cash provided by investing activities attributable to discontinued operations	—	—	325
Total cash provided by discontinued operations	—	—	10,986
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(120)	473	535
Net (decrease) increase in cash and cash equivalents and restricted cash	(112,844)	52,244	42,165
Cash and cash equivalents and restricted cash at beginning of period	416,545	364,301	322,136
Cash and cash equivalents and restricted cash at end of period	$303,701	$416,545	$364,301
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Nature of Operations
Angi Inc. connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 111,000 Average Monthly Active Pros during the three months ended December 31, 2025. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 16 million projects during the year ended December 31, 2025.
Segment Change
During the first quarter of 2025, the Company updated its segment reporting structure to “Domestic” and “International” to better reflect the operations and strategic priorities of the organization and align more closely with how the Chief Operating Decision Maker (“CODM”) assesses performance and allocates resources. Our financial information for prior periods has been recast to conform to the current period presentation. During the fourth quarter of 2025, the Company changed the name of its “Domestic” segment to “U.S.” segment. The change reflects an updated naming convention and did not result in any change to the composition of the segment or how the Company evaluates its performance in the current year as well as prior periods. The naming convention for prior periods has been conformed to the current period. The change had no impact on the Company’s consolidated financial statements. As a result of these updates, the Company now has the following two operating segments: (i) “U.S.” and (ii) International (consisting of businesses in Europe and Canada). The Company continues to operate under multiple brands including Angi, Angie’s List, HomeAdvisor, and Handy.
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

Distribution
On March 31, 2025, IAC Inc. (“IAC”) completed the spin-off of its ownership in the Company through a special dividend of the common stock of the Company owned by IAC to the holders of IAC common stock and IAC Class B common stock (the “Distribution”). Prior to the effective time of the Distribution, IAC voluntarily converted all of the shares of Class B Common Stock that it owned to shares of Class A Common Stock. As a result of this conversion, there are no longer any shares of Class B Common Stock outstanding. After completion of the Distribution, IAC has no ownership in the Company, there are no shares of Class B Common Stock outstanding, and the only class of Angi capital stock with shares outstanding is Class A Common Stock.
Total Home Roofing, LLC Sale
On November 1, 2023, Angi completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“THR,” which comprised its former Roofing segment), and which is reflected as a discontinued operation in its consolidated financial statements. See “Note 18—Discontinued Operations” for additional details.
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
See “Note 17—Related Party Transactions ” for information on transactions between Angi and IAC.
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

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s disaggregated revenue disclosures are presented in “Note 10—Segment Information.”
U.S. revenue includes consumer connection revenue, which comprises fees paid by Pros for consumer matches (regardless of whether the Pro ultimately provides the requested service), revenue from Pros under contract for advertising, membership subscription revenue from Pros and consumers, and revenue from other services. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Consumer connection revenue is generally billed one week following a consumer match, or monthly based on the contract anniversary date, with payment due upon receipt of invoice. The Company maintains a liability for potential credits issued to Pros. Pros generally paid for advertisements in advance on a monthly or annual basis at the option of the Pro, with the average advertising contract term being approximately one year. Advertising revenue is recognized ratably over the contract term. Pro membership subscription revenue is initially deferred upon receipt of payment and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
Services revenue primarily reflects U.S. revenue from pre-priced offerings by which the consumer requests services through the Company’s platform and the Company engages a Pro to perform the service. Consumers are billed when a job is started through the Services platform. Billing practices are governed by the contract terms of each project as negotiated with the consumer. Billings do not necessarily correlate with revenue recognized over time as this is based on the timing of when the consumer receives the promised services.
In the fourth quarter of 2025, the Company deprecated the advertising offering and migrated Pros under contract for advertising to a subscription offering based on consumer matches with revenue recognized as consumer connection revenue. Future advertising revenue will be de minimis.
International revenue primarily comprises consumer connection revenue for matches between consumers and Pros and membership subscription revenue from Pros.
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

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Costs to Obtain a Contract with a Customer
The Company has determined that commissions paid to employees pursuant to certain sales incentive programs meet the requirements to be capitalized as a cost of obtaining a contract. Capitalized sales commissions are amortized over the estimated customer relationship period and are included in “Selling and marketing expense” in the statement of operations. The Company calculates the anticipated customer relationship period as the average customer life, which is based on historical data. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred.
The following table presents the capitalized sales commissions balances and balance sheet classification at the balance sheet dates:

Classification	December 31, 2025	December 31, 2024
	(In thousands)
Other current assets	$7,866	$24,874
Other non-current assets	$620	$2,093
During the years ended December 31, 2025 and 2024, the Company recognized expense of $28.5 million and $52.4 million, respectively, related to the amortization of these capitalized costs.
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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2024, the current and non-current deferred revenue balances were $42.0 million and less than $0.1 million, respectively, and during the year ended December 31, 2025, the Company recognized $41.2 million that was included in the deferred revenue balance as of December 31, 2024. At December 31, 2023, the current and non-current deferred revenue balances were $49.9 million and $0.1 million, respectively, and during the year ended December 31, 2024, the Company recognized $45.4 million of revenue that was included in the deferred revenue balance at December 31, 2023.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The current and non-current deferred revenue balances at December 31, 2025 are $22.1 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents consist of AAA-rated government money market funds, treasury bills, and time deposits. Internationally, there were none and $0.6 million in cash equivalents at December 31, 2025 and 2024, respectively.
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software was $94.6 million and $73.1 million at December 31, 2025 and 2024, respectively.
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
Goodwill and Indefinite-Lived Intangible Assets
The Company’s U.S. and International reporting units are separate operating segments. See “Note 10—Segment Information” for additional information regarding the Company’s method of determining operating and reportable segments.
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
For the Company’s annual goodwill test at October 1, 2025, the Company quantitatively tested the U.S. and International reporting units. The Company’s quantitative tests resulted in no impairments. Given the decline in the Company’s stock price after October 1, 2025, the Company subsequently quantitatively tested all reporting units with goodwill as of December 31, 2025, and no impairments were noted.

The October 1, 2024 annual assessment of goodwill did not identify any impairments.

The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company’s most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative tests as of December 31, 2025 for determining the fair value of the Company’s U.S. and International reporting units were 12.0% and 14.0%, respectively. The discount rate used in the quantitative test as of October 1, 2025 for determining the fair value of the Company’s U.S. and International reporting units were 12.0% and 14.5%, respectively. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

As a result of the valuation process, we determined that the fair value of the U.S. and International reporting units exceeded the carrying value and thus there was no impairment of goodwill in 2025. The fair value based on the valuation exceeded the carrying value of the U.S. and International reporting unit by $109.7 million and $242.1 million, respectively, as of December 31, 2025.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s annual indefinite-lived impairment assessment ranged from 12.0% to 14.5% in 2025 and 12.5% to 14.5% in 2024, and the royalty rates used ranged from 2.0% to 4.5% in 2025 and 2.5% to 4.5% in 2024.
In the fourth quarter of 2025, the Company identified an impairment charge of $1.8 million related to a certain indefinite-lived trade name at the U.S. reporting unit. The discount rate used to value this trade name was 12.0%, and the royalty rate was 2.5%. The impairment of the indefinite-lived intangible asset is included in “Amortization of intangibles” in the statement of operations.
In the fourth quarter of 2024, the Company identified an impairment charge of $2.6 million related to a certain indefinite-lived trade name at the U.S. reporting unit. The discount rate used to value this trade name was 14.0%, and the royalty rate was 2.5%. The impairment of the indefinite-lived intangible asset is included in “Amortization of intangibles” in the statement of operations.
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
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, and offline marketing, which is primarily television, streaming, and

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
radio advertising. Advertising expense was $334.1 million, $333.3 million and $459.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Income Taxes
Through March 31, 2025, the Company was included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax benefit and/or provision has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the statement of cash flows.
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
Noncontrolling Interest
On August 28, 2024, the Company purchased the remaining noncontrolling interests of a foreign subsidiary for a total purchase price of $16.0 million in cash. As a result of this transaction, the Company recorded a net decrease to additional paid in capital of $11.3 million, representing the difference between the cash consideration related to the purchase of the remaining noncontrolling interest and the carrying value of the noncontrolling interest at the date of the transaction. All consolidated entities are now wholly-owned by the Company, and no noncontrolling interest remains outstanding as of December 31, 2024 and December 31, 2025.
Earnings Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Angi Inc. shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock appreciation rights, stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company. See “Note 14—Earnings (Loss) per Share” for additional information on dilutive securities.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income (loss) as a component of shareholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the statement of operations as a component of other income (expense), net. Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings. See “Note 15—Financial Statement Details” for additional information regarding foreign currency exchange gains and losses.
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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, which includes amendments to ASC 740 that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See “Note 13—Income Taxes” for additional information on the impact to the Company.
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

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$241,946	$—	$—	$241,946
Total	$241,946	$—	$—	$241,946

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$346,824	$—	$—	$346,824
Total	$346,824	$—	$—	$346,824
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $461.4 million and $445.0 million at December 31, 2025 and December 31, 2024, respectively.
NOTE 4—RESTRUCTURING
In January 2026, the Company announced a reduction of its global workforce by approximately 350 employees to reduce operating expenses and optimize the organizational structure in support of long-term growth and in light of AI-driven efficiency improvements. The reduction in workforce is expected to be substantially complete during the first quarter of 2026, subject to local law and consultation requirements.
As a result of the reduction in workforce, the Company estimates that it will incur approximately $22.0 million to $30.0 million in total restructuring charges, of which $12.8 million was recorded in the fourth quarter of 2025, and the remainder is expected to be recorded in the first quarter of 2026. The restructuring charges consist primarily of severance payments, employee benefits and related costs. The $12.8 million restructuring liability is recorded as part of accrued expenses and other current liabilities within the Company’s Consolidated Balance Sheet and the restructuring charges are recorded to restructuring within the Company’s Consolidated Statement of Operations as of December 31, 2025.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2025	2024
	(In thousands)
Goodwill	$890,066	$883,440
Intangible assets with indefinite lives	167,142	167,662
Total goodwill and intangible assets, net	$1,057,208	$1,051,102
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2025:

	Balance at December 31, 2024	Foreign Currency Translation	Balance at December 31, 2025
	(In thousands)
U.S.	$812,330	$—	$812,330
International	71,110	6,626	77,736
Total goodwill	$883,440	$6,626	$890,066
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2024:

	Balance at December 31, 2023	Foreign Currency Translation	Balance at December 31, 2024
	(In thousands)
U.S.	$812,330	$—	$812,330
International	73,717	(2,607)	71,110
Total goodwill	$886,047	$(2,607)	$883,440
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. Intangible assets with definite lives were fully amortized during the year ended December 31, 2023. At both December 31, 2025 and 2024, intangible assets with definite lives are as follows:

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
NOTE 6—LEASES
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
The following table presents the balances of ROU assets and lease liabilities within the balance sheet:

		December 31,
Leases	Balance Sheet Classification	2025	2024
		(In thousands)
Assets:
ROU assets	Other non-current assets	$25,333	$30,418

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$13,460	$12,824
Long-term lease liabilities	Other long-term liabilities	24,168	35,494
Total lease liabilities		$37,628	$48,318
The following table presents the net lease expense within the statement of operations:

		Year Ended December 31,
Lease Expense	Statement of Operations Classification	2025	2024	2023
		(In thousands)
Fixed lease expense	Cost of revenue	$241	$410	$392
Fixed lease expense	Selling and marketing expense	198	196	116
Fixed lease expense	General and administrative expense	5,752	13,184	11,225
Fixed lease expense	Product development expense	537	643	399
Total fixed lease expense(a)		6,728	14,433	12,132
Variable lease expense	Selling and marketing expense	3	—	36
Variable lease expense	General and administrative expense	2,723	3,691	5,071
Variable lease expense	Product development expense	13	—	156
Total variable lease expense		2,739	3,691	5,263
Net lease expense		$9,467	$18,124	$17,395

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
________________________________
(a)    Includes (i) lease impairment charges of $0.0 million, $7.2 million, and $0.7 million, and (ii) sublease income of $3.9 million, $4.3 million, and $4.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Maturities of lease liabilities as of December 31, 2025(b) are summarized below:

Year Ending December 31:	(In thousands)
2026	$15,196
2027	12,951
2028	6,815
2029	4,278
2030	825
Thereafter	1,955
Total	42,020
Less: Interest	4,392
Present value of lease liabilities	$37,628
________________________________
(b) At December 31, 2025 there were no legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate:

	December 31,
	2025	2024
Remaining lease term	3.34 years	4.0 years
Discount rate	6.58%	6.63%

The following is the supplemental cash flow information:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
ROU assets obtained in exchange for lease liabilities	$2,161	$1,241	$6,696
Derecognition of ROU assets due to termination or modification	$(469)	$(415)	$(5,266)
Cash paid for amounts included in the measurement of lease liabilities	$15,902	$23,143	$25,806
NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	December 31, 2025	December 31, 2024
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$500,000	$500,000
Less: unamortized debt issuance costs	2,333	3,160
Total long-term debt, net	$497,667	$496,840

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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At December 31, 2025 there were no limitations pursuant thereto.
The Revolving Credit Facility
On November 6, 2025, ANGI Group, LLC entered into a Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for a senior secured revolving facility in an aggregate principal amount of $175.0 million (the “Revolving Facility”), including a letter of credit sublimit of up to $25.0 million. The Revolving Facility matures on November 6, 2030, provided that the maturity date shall at all times be no later than the 91st day prior to the maturity date of the 3.875% Senior Notes. At December 31, 2025, there were no outstanding borrowings under the Revolving Facility.
Loans under the Revolving Facility will bear interest, based on either the Alternate Base Rate or the Term SOFR Rate, plus the Applicable Rate, which is initially 1.75% per annum for Alternate Base Rate Loans and 2.75% per annum for Term SOFR Rate Loans and thereafter is determined in accordance with the Pricing Grid (as defined in the Credit Agreement). Undrawn amounts under the Revolving Facility accrue a commitment fee in accordance with the Pricing Grid with an initial rate per annum of 0.40% at December 31, 2025.
The Credit Agreement contains a covenant that would limit ANGI Group’s ability to incur additional indebtedness, incur liens, make investments or acquisitions, pay dividends or other restricted payments, make certain prepayments of indebtedness, dispose of assets, or enter transactions with affiliates. In addition, the Credit Agreement does not permit ANGI Group’s consolidated net leverage ratio to exceed 4.00 to 1.00.
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
Shares of the Company’s Class B common stock are convertible into shares of our Class A common stock at the option of the holder at any time on a share for share basis. Such conversion ratio will in all events be equitably preserved in the event of any recapitalization of the Company by means of a stock dividend on, or a stock split or combination of, the Company’s outstanding Class A common stock or Class B common stock, or in the event of any merger, consolidation or other reorganization of the Company with another corporation. Upon the conversion of a share of our Class B common stock into a

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
share of our Class A common stock, the applicable share of Class B common stock will be retired and will not be subject to reissue. Shares of Class A common stock and Class C common stock have no conversion rights.
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
Reverse Stock Split
On March 24, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which became effective as of 12:01 a.m. Eastern Time, on March 24, 2025, to effect the Company’s 1-for-10 reverse stock split of the shares of outstanding Class A common stock, par value $0.001 per share, of the Company, and Class B common stock, par value $0.001 per share, of the Company.

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
Distribution
On March 31, 2025, IAC Inc. (“IAC”) completed the spin-off of its ownership in the Company through a special dividend of the common stock of the Company owned by IAC to the holders of IAC common stock and IAC Class B common stock (the “Distribution”). Prior to the effective time of the Distribution, IAC voluntarily converted all of the shares of Class B common stock that it owned to shares of Class A common stock. As a result of this conversion, there are no longer any shares of our Class B Common Stock outstanding. After completion of the Distribution, IAC has no ownership in the Company, there are no shares of Class B Common Stock outstanding, and the only class of Angi capital stock with shares outstanding is Class A Common Stock.

Reserved Common Shares
In connection with outstanding awards under our equity compensation plans, 5.2 million shares of the Company’s Class A common stock are reserved for future issuances at December 31, 2025.
Common Stock Repurchases
On March 9, 2020, the board of directors of the Company authorized the Company to repurchase up to 20 million shares of its common stock. During the fourth quarter of 2023, the Company announced its intent to repurchase the 14.0 million shares remaining in its stock repurchase authorization from March 2020 (the “2020 Share Authorization”). On August 2, 2024, the board of directors of the Company approved a new stock repurchase authorization of 2.5 million shares (the “2024 Share Authorization”). As of August 19, 2024, the Company had no shares remaining under the 2020 Share Authorization. As of May 2, 2025 the Company had no shares remaining under the 2024 Share Authorization.
On May 5, 2025 and September 17, 2025, the Board of Directors of the Company approved a new stock repurchase authorization of 5.0 million shares of its Class A Common Stock (the “May 2025 Share Authorization”) and approximately 3.2

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million shares of its Class A Common Stock (the “September 2025 Share Authorization”), respectively. As of December 31, 2025, the Company had no shares remaining under the May 2025 Share Authorization and the September 2025 Share Authorization.
During the years ended December 31, 2025, 2024, and 2023, the Company repurchased 10.5 million, 12.5 million, and 4.4 million shares for aggregate consideration, on a trade date basis, of $148.7 million, $28.4 million, and $11.1 million, respectively.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of accumulated other comprehensive income (loss), which exclusively consists of foreign currency translation adjustment:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at January 1	$(2,495)	$1,187	$(1,172)
Other comprehensive income (loss)	8,433	(3,682)	2,359
Balance at December 31	$5,938	$(2,495)	$1,187
There were no items reclassified out of accumulated other comprehensive income (loss) into earnings during the years ended December 31, 2025, 2024, and 2023. At December 31, 2025, 2024, and 2023, there was no tax benefit or provision on the accumulated other comprehensive income (loss).
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
During the three months ended March 31, 2025, management determined that a realignment of the Company’s operating and reportable segments was necessary to better reflect the operations and strategic priorities of the organization, resulting in two reportable segments: Domestic and International. During the fourth quarter of 2025, the Company changed the name of its “Domestic” segment to “U.S.” segment. The change reflects an updated naming convention and did not result in any change to the composition of the segment or how the Company evaluates its performance in the current year as well as prior periods. The naming convention for prior periods has been conformed to the current period. The change had no impact on the Company’s consolidated financial statements. As a result of these updates, the Company now has the following two reportable segments: (i) U.S. and (ii) International.
Disaggregated Revenue

The following table presents revenue by reportable segment:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Revenue:
U.S.	$904,062	$1,056,122	$1,242,941
International	126,473	128,990	115,807
Total	$1,030,535	$1,185,112	$1,358,748
The following table presents the revenue of the Company’s segments disaggregated by type of service:

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
U.S.
Lead revenue	$587,050	$606,560	$781,089
Advertising revenue	214,920	312,281	290,799
Services revenue	72,443	93,521	118,033
Membership subscription revenue	29,379	43,076	52,305
Other revenue	270	684	715
Total U.S. revenue	904,062	1,056,122	1,242,941
International
Lead revenue	123,911	106,324	92,635
Membership subscription revenue	838	21,709	22,548
Other revenue	1,724	957	624
Total International revenue	126,473	128,990	115,807
Total revenue	$1,030,535	$1,185,112	$1,358,748

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Expenses
The following table presents the significant expenses included in the Company’s segment reporting performance measure, Segment Adjusted EBITDA, that are regularly provided to the CODM:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
U.S.
Consumer marketing expense (a)	$323,470	$309,139	$435,620
Fixed expense (b)	179,673	206,687	212,837
Pro acquisition expense (c)	139,801	233,645	274,209
Variable expense (d)	105,371	124,150	155,776
Cost of revenue (e)	42,942	53,139	59,095
Total U.S. expenses	791,257	926,760	1,137,537
International
Fixed expense (b)	43,378	51,393	48,422
Variable expense (d)	21,018	19,533	16,184
Consumer Marketing Expense (a)	16,861	15,346	12,906
Pro acquisition expense (c)	13,454	22,326	21,769
Cost of revenue (e)	4,494	4,439	3,452
Total International expenses	99,205	113,037	102,733
Total expenses	$890,462	$1,039,797	$1,240,270
Pro acquisition expense for the year ended December 31, 2025 excludes $10.0 million of commissions capitalized in the same period and includes $28.2 million of capitalized commissions amortized from prior periods. Pro acquisition expense for the year ended December 31, 2024 excludes $39.5 million of commissions capitalized in the same period and includes $49.2 million of capitalized commissions amortized from prior periods. Pro acquisition expense for the year ended December 31, 2023 excludes $58.7 million of commissions capitalized in the same period and includes $59.6 million of capitalized commissions amortized from prior periods.
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

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment Reporting Performance Measure and Reconciliations

Adjusted EBITDA is the Company’s primary financial and GAAP segment measure. Adjusted EBITDA is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable; and (4) restructuring. Adjusted EBITDA is the segment reporting performance measure used by the CODM as one of the metrics by which we evaluate the performance of the Company and our internal budgets are based and may impact management compensation. The following table presents a summary of Segment Adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Segment Adjusted EBITDA
U.S.	$112,801	$129,362	$105,404
International	27,271	15,953	13,074
Total Segment Adjusted EBITDA	$140,072	$145,315	$118,478

The following table reconciles total Segment Adjusted EBITDA to earnings (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Total Segment Adjusted EBITDA	$140,072	$145,315	$118,478
Stock-based compensation expense	(14,758)	(34,778)	(43,414)
Depreciation	(45,319)	(86,052)	(93,604)
Amortization of intangibles	(1,800)	(2,600)	(7,958)
Restructuring	(12,789)	—	—
Interest expense	(20,469)	(20,169)	(20,137)
Other income, net	17,590	18,361	18,427
Earnings (loss) from continuing operations before income taxes	$62,527	$20,077	$(28,208)

Capital Expenditures
The following table presents capital expenditures as viewed by the CODM:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Capital expenditures:
U.S.	$54,561	$50,476	$47,243
International	5,039	16	537
Total	$59,600	$50,492	$47,780

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Asset information at the reportable segment level is not regularly provided to the Company’s CODM because the Company manages capital expenditures on a consolidated basis.
Geographic Information

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below.

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Revenue
United States	$903,908	$1,055,841	$1,242,092
All other countries	126,627	129,271	116,656
Total	$1,030,535	$1,185,112	$1,358,748

	December 31, 2025	December 31, 2024
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$113,647	$104,290
All other countries	10,787	5,692
Total	$124,434	$109,982

NOTE 11—STOCK-BASED COMPENSATION
The Company currently has one active stock plan, which became effective on September 29, 2017 (the date of “the Combination”) and was amended and restated on June 12, 2024 (the “Restatement Date”). The 2017 plan (as amended and restated, “the Plan”) covers stock options, stock appreciation rights and restricted stock unit awards (“RSUs”), including those that are linked to the achievement of the Company’s stock price, known as market-based awards (“MSUs”) and those that are linked to the achievement of a performance target, known as performance-based awards (“PSUs”), denominated in shares of Angi common stock, as well as provides for the future grant of these and other equity awards. The Plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2025, there are 1.1 million shares available for grant under the Plan.

The Plan has a stated term of ten years from the Restatement Date, and provides that the exercise price of stock options and stock appreciation rights granted will not be less than the market price of the Company’s common stock on the grant date. The Plan does not specify grant dates or vesting schedules for awards, as those determinations have been delegated to the Compensation Committee of Angi board of directors (the “Committee”). Each grant agreement reflects the grant date and vesting schedule for that particular grant as determined by the Committee. Stock options and stock appreciation rights granted under the Plan generally vest in equal annual installments over a four-year period from the grant date. RSU awards granted under the Plan generally vest either in one installment over a three-year period, in equal annual installments over a four-year period, or a three-year graded schedule (installments of 57% in first year, 29% in second year, and 14% in last year), in each case, from the grant date. PSU and MSU awards granted subsequent to the Combination generally cliff vest in a two to five-year period from the grant date.
Stock-based compensation expense recognized in the statement of operations includes expense related to: (i) the Company’s RSUs, including MSUs and PSUs, and stock options and stock appreciation rights; (ii) equity instruments denominated in shares of one of its subsidiaries; and (iii) IAC denominated restricted stock. The amount of stock-based compensation expense recognized is net of estimated forfeitures. The Company has elected to estimate forfeitures of stock-based awards at the grant date based on historical data analysis and revised, if necessary, in subsequent periods if actual

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2025, there was $31.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.
Stock-Based Compensation Expense

The stock-based compensation expense related to employees and non-employee directors is reported in the following financial statement line items:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Stock-based compensation expense by function:
Selling and marketing expense	$2,861	$4,605	$6,264
General and administrative expense	4,651	24,533	28,386
Product development expense	7,246	5,640	8,764
Total stock-based compensation expense	$14,758	$34,778	$43,414

The expense includes capitalized stock based compensation related to software development costs in the following financial statement line items:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Capitalized stock-based compensation expense by function:
Selling and marketing expense	$—	$—	$11
General and administrative expense	1,585	1,432	1,100
Product development expense	4,652	4,412	3,695
Total capitalized stock-based compensation expense	$6,237	$5,844	$4,806

The total income tax benefit recognized in the statement of operations for the years ended December 31, 2025, 2024, and 2023 related to all stock-based compensation is $1.7 million, $2.1 million, $2.9 million, respectively.
The aggregate income tax benefit/(detriment) recognized related to the exercise of stock options and stock appreciation rights for the years ended December 31, 2025, 2024, and 2023 is $(1.1) million, less than $(0.1) million, and $0.1 million, respectively. There may be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
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

Unvested RSUs, MSUs, and PSUs outstanding at December 31, 2025 and changes during the year ended December 31, 2025 are as follows:

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	RSUs		MSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value	Number of Shares (a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2025	2,359	$35.00	291	$22.90	27	$104.20
Replacement Awards (b)	114	17.76	—	—	—	—
Granted	2,091	14.48	—	—	—	—
Vested	(1,049)	35.12	(4)	33.58	—	—
Forfeited	(489)	27.15	(7)	25.84	(27)	104.20
Unvested at December 31, 2025	3,026	$21.40	280	$22.70	—	$—
___________________________
(a)    Included in the table are MSUs and PSUs which vest in varying amounts depending upon certain market or performance conditions. The MSUs and PSUs in the table above includes these awards at their maximum potential payout.
(b)    On March 4, 2025, the Company cancelled equity awards denominated in the shares of one of its international subsidiaries and issued 113,823 RSUs to holders of those awards. There was no incremental cost recognized for these awards as the updated fair value was lower than the original grant date fair value.
The weighted average fair value of RSUs granted during the year ended December 31, 2025 based on market prices of Angi common stock on the grant date was $14.48. The weighted average fair values of RSUs granted during the years ended December 31, 2024 and 2023 based on market prices of Angi common stock on the grant date were both $25.30. The total fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $16.2 million, $21.7 million and $15.5 million, respectively.
At December 31, 2025, there was $25.3 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is expected to be recognized over a weighted average period of approximately 2.0 years.
There were no MSUs granted during the year ended December 31, 2025. The weighted average fair value of MSUs granted during the years ended December 31, 2024 and 2023 based on the lattice model, were $22.70 and $25.10, respectively. The total fair value of MSUs that vested for each of the years ended December 31, 2025, 2024, and 2023 were $0.1 million.
At December 31, 2025, there was $1.5 million of unrecognized compensation cost, net of estimated forfeitures, related to MSUs, which is expected to be recognized over a weighted average period of approximately1.7 years.
There were no PSUs granted during the years ended December 31, 2025, 2024 and 2023. There were no PSUs that vested during the years ended December 31, 2025, 2024 and 2023.
At December 31, 2025, there was no unrecognized compensation cost related to PSUs.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights outstanding at December 31, 2025 and changes during the year ended December 31, 2025 were as follows:

	December 31, 2025
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2025	35	$102.50
Granted	1,000	15.69
Exercised	—	—
Forfeited	—	—
Expired	(1)	67.61
Outstanding at December 31, 2025	1,034	$18.57	9.1	$—
Exercisable	34	$103.83	1.3	$—
The outstanding and exercisable stock options and stock appreciation rights at December 31, 2025 had no aggregate intrinsic value because the Angi closing stock price on the last trading day of 2025 did not exceed the exercise price of any of the outstanding awards. There were no stock options or stock appreciation rights exercised during the years ended December 31, 2025, 2024, and 2023.
At December 31, 2025, there was $5.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all stock options, which is expected to be recognized over a weighted average period of approximately 3.4 years. There was no unrecognized compensation cost related to stock appreciation rights.
The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2025:

	Awards Outstanding & Exercisable
Range of Exercise Prices	Outstanding and Exercisable at December 31, 2025	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
	(Shares in thousands)
Greater than $20.00	34	1.3	$103.83
	34	1.3	$103.83

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

Year Ended December 31, 2025
Expected volatility	72.15%
Risk-free interest rate	3.96%
Expected term	5.33 years
Dividend yield	0.00%
Approximately 1.0 million stock options were granted by the Company during the year ended December 31, 2025. There were no stock options or stock appreciation rights granted by the Company for the years ended December 31, 2024 and 2023.
The Company settles all equity awards either on a net basis with the Company remitting withholding taxes on behalf of the employee or on a gross basis with the Company issuing a sufficient number of Class A shares to cover the withholding taxes. Assuming all of the stock appreciation rights outstanding on December 31, 2025 were net settled on that date, ANGI would have issued no Class A shares and ANGI would have remitted nothing in cash for withholding taxes (assuming a 50% withholding rate) as all stock appreciation rights outstanding are out of the money. Assuming all other ANGI equity awards outstanding on December 31, 2025, were net settled on that date, including stock options and RSUs, ANGI would have issued 1.7 million Class A shares and would have remitted $19.7 million in cash for withholding taxes (assuming a 50% withholding rate).
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
On March 4, 2025, Angi canceled equity awards denominated in the shares of one of its subsidiaries and issued 113,823 RSUs to holders of those awards. At December 31, 2025, there were no equity awards denominated in shares of its subsidiaries outstanding. There was no incremental cost recognized for these awards as the updated fair value was lower than the original grant date fair value.

IAC Denominated Stock-based Awards
On November 5, 2020, IAC entered into a ten-year employment agreement and a Restricted Stock Agreement (“RSA Agreement”) with Joseph Levin, then CEO of IAC. The RSA Agreement provided for a grant of 3.0 million shares of IAC restricted common stock.
On January 13, 2025, IAC and Joseph Levin, then CEO of IAC and Chairman of Angi, entered into an Employment Transition Agreement (the “Employment Transition Agreement”) pursuant to which the Employment Agreement, by and between Mr. Levin and IAC, dated November 5, 2020 (“Employment Agreement”), and the Amended and Restated RSA, dated June 7, 2021 were terminated, except as provided in Section 6 of the RSA Agreement. As a result, the 3.0 million shares of IAC restricted stock granted to Mr. Levin pursuant to the RSA Agreement were forfeited by Mr. Levin. Accordingly, the cumulative previously recognized stock-based compensation expense of $10.2 million recognized by Angi, with respect to the restricted stock was reversed in the quarter ended March 31, 2025. The expense recognized by Angi was attributable to the period from October 10, 2023 through April 8, 2024 when Mr. Levin served as CEO of Angi.
On March 3, 2025, IAC settled equity awards denominated in shares of one of our subsidiaries in IAC common stock. Pursuant to the terms of the employee matters agreement entered into between IAC and Angi in 2017, the Company reimbursed IAC for the cost of those shares by issuing to IAC 120,350 shares of Class A Common Stock. The employee matters agreement was terminated in connection with the Distribution on March 31, 2025.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12—BENEFIT PLANS
The Company’s employees in the U.S. participated in a retirement savings program offered by IAC, the IAC Inc. Retirement Savings Plan (“IAC Plan”), that qualifies under Section 401(k) of the Internal Revenue Code until December 31, 2025. Matching contributions to the IAC Plan for the years ended December 31, 2025, 2024, and 2023 were $6.3 million, $7.6 million, and $8.1 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the IAC Plan.
In January 2026, all employees under the IAC Plan were transferred to the Angi Inc. Retirement Savings Plan (“Angi Plan”). Under the Angi Plan, participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. The Company matches fifty cents for each dollar a participant contributes to the Angi Plan, with a maximum contribution of 3% of a participant’s eligible earnings. The Angi Plan generally limits Company matching contributions to $10,000 per participant on an annual basis.
The Company also has or participates in various benefit plans, primarily defined contribution plans, for its international employees. The Company’s contributions to these plans for the years ended December 31, 2025, 2024, and 2023 were $1.2 million, $1.2 million, and $1.0 million, respectively.
NOTE 13—INCOME TAXES
Through March 31, 2025, the Company was included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, the income tax benefit and/or provision has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision or benefit computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the statement of shareholders’ equity and financing activities within the statement of cash flows. Based on the tax sharing agreement, Angi has a $19.9 million payable to IAC as of December 31, 2025.
U.S. and foreign earnings (loss) from continuing operations before income taxes and noncontrolling interests are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
U.S.	$35,902	$8,980	$(38,717)
Foreign	26,625	11,097	10,509
Total	$62,527	$20,077	$(28,208)

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the income tax (benefit) provision are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current income tax provision:
Federal	$—	$92	$1,373
State	727	2,675	3,198
Foreign	4,802	4,413	7,277
Current income tax provision	5,529	7,180	11,848

Deferred income tax provision (benefit):
Federal	6,622	6,765	(8,232)
State	1,052	727	(1,499)
Foreign	5,492	(31,443)	(278)
Deferred income tax benefit	13,166	(23,951)	(10,009)
Income tax (benefit) provision	$18,695	$(16,771)	$1,839
A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings (loss) from continuing operations before income taxes is shown as follows:
Updated Effective Tax Rate Calculation

	Year Ended December 31, 2025
	Amount	Percent
	(In thousands)
US Federal Statutory Tax Rate	$13,131	21.00%
State and Local Income Taxes	1,779	2.85%
Foreign tax effects:
Germany
Statutory tax rate difference between Germany and United States	1,865	2.98%
Enactment of New Tax Laws	2,433	3.89%
Other Adjustments	927	1.48%
France
Valuation Allowances	(5,397)	(8.63)%
Netherlands
Valuation Allowances	2,655	4.25%
Canada
Valuation Allowances	(1,000)	(1.60)%
Other Foreign Jurisdictions	191	0.31%
Effect of Cross Border Tax Laws	1,215	1.94%
Research and Development Credits	(5,046)	(8.07)%
Nontaxable or Nondeductible Items	2,241	3.58%
Changes in Unrecognized Tax Benefits	3,497	5.59%
Other Adjustments	204	0.33%
Total Tax Expense (Benefit)	$18,695	29.90%

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2024	2023
	(In thousands)
Income tax provision (benefit) at the federal statutory rate of 21%	$4,216	$(5,924)
State income taxes, net of effect of federal tax benefit	2,418	1,510
Change in judgement on beginning of the year valuation allowance	(34,976)	399
Research credit	(4,317)	(4,912)
Stock-based compensation	4,250	4,546
Unbenefited losses	3,504	3,352
Foreign income taxed at a different statutory tax rate	3,329	1,216
Non-deductible executive compensation	2,771	3,514
Net adjustment related to the reconciliation of income tax provision accruals to tax returns	802	(2,430)
Non-deductible transaction costs	501	73
Deferred tax adjustment for enacted changes in tax law and rates	235	99
Other, net	496	396
Income tax (benefit) provision	$(16,771)	$1,839
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$153,948	$145,160
Tax credit carryforwards	32,862	29,685
Capitalized research & development expenditures	2,943	29,230
Capitalized software, leasehold improvements and equipment, net	2,920	22,961
Accrued expenses	10,335	13,697
Long-term lease liabilities	8,621	11,816
Other	7,262	17,829
Total deferred tax assets	218,891	270,378
Less valuation allowance	(31,189)	(42,493)
Total deferred tax assets, net of valuation allowance	187,702	227,885

Deferred tax liabilities:
Intangible assets, net	(44,743)	(46,192)
Capitalized software, leasehold improvements and equipment, net	(10,489)	—
Right-of-use assets	(5,660)	(7,554)
Capitalized costs to obtain a contract with a customer	(2,079)	(6,567)
Total deferred tax liabilities	(62,971)	(60,313)
Net deferred tax assets	$124,731	$167,572
At December 31, 2025, the Company has federal and state NOLs of $351.2 million and $519.7 million, respectively, available to offset future income. The federal NOLs, are primarily indefinite but a portion will expire between 2036 and 2037, if not utilized. The state NOLs, will expire at various times primarily between 2026 and 2045. At December 31, 2025, the

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company has foreign NOLs of $296.6 million available to offset future income. The foreign NOLs are primarily indefinite but a portion will expire in 2044.
At December 31, 2025, the Company has tax credit carryforwards of $43.7 million relating to federal and state tax credits for research activities. Of these credit carryforwards, $2.4 million can be carried forward indefinitely and $41.3 million, if not utilized, will expire between 2026 and 2044.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience.
During 2025, the Company’s valuation allowance decreased by $11.3 million primarily due to a change in judgement on the realizability of Travaux France NOLs and the removal of the Capital Loss asset and valuation allowance as part of the IAC tax sharing agreement. At December 31, 2025, the Company has a valuation allowance of $31.2 million related to the portion of NOLs and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2025	2024	2023
	(In thousands)
Balance at January 1	$9,494	$8,014	$6,181
Additions based on tax positions related to the current year	1,960	1,509	1,564
Additions for tax positions of prior years	3,092	96	545
Reductions for tax positions of prior years	(170)	(92)	(88)
Expirations of statutes	(490)	(33)	—
Settlements	—	—	(188)
Balance at December 31	$13,886	$9,494	$8,014
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2025 and 2024, accruals for interest are not material and there are no accruals for penalties.
The Company’s income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Company is currently under audit by the Internal Revenue Service for 2023 as part of the IAC consolidated tax return. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2015. Income taxes payable include unrecognized tax benefits that are considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2025 and December 31, 2024, the Company has unrecognized tax benefits, including interest, of $14.1 million and $9.7 million, respectively. If unrecognized tax benefits at December 31, 2025 are subsequently recognized, the income tax provision would be reduced by $12.9 million. The comparable amount as of December 31, 2024 is $9.1 million.
Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include Germany at $2.2 million and United Kingdom at $1.7 million.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Year Ended December 31,
	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss) from continuing operations	$43,832	$43,832	$36,848	$36,848	$(30,047)	$(30,047)
Net earnings attributable to noncontrolling interests of continuing operations	—	—	(844)	(844)	(629)	(629)
Net earnings (loss) from continuing operations attributable to Angi Inc. Class A and Class B Common Stock shareholders	43,832	43,832	36,004	36,004	(30,676)	(30,676)
Loss from discontinued operations, net of taxes	—	—	—	—	(10,264)	(10,264)
Net earnings (loss) attributable to Angi Inc. Class A and Class B Common Stock shareholders	$43,832	$43,832	$36,004	$36,004	$(40,940)	$(40,940)

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	45,786	45,786	50,002	50,002	50,590	50,590
Dilutive securities (a) (b)	—	668	—	667	—	—
Denominator for earnings (loss) per share—weighted average shares	45,786	46,454	50,002	50,669	50,590	50,590

Earnings (loss) per share:
Earnings (loss) per share from continuing operations	$0.96	$0.94	$0.72	$0.71	$(0.61)	$(0.61)
Loss per share from discontinued operations, net of tax	0.00	0.00	0.00	0.00	(0.20)	(0.20)
Earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders	$0.96	$0.94	$0.72	$0.71	$(0.81)	$(0.81)
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of RSUs and MSUs. For the years ended December 31, 2025, 2024, and 2023, 2.6 million, 1.3 million, and 2.8 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b) MSUs and PSUs are considered contingently issuable shares. Shares issuable upon exercise or vesting of MSUs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the MSUs and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2025, 2024, and 2023, 0.3 million, 0.3 million, and 0.0 million underlying MSUs and PSUs, respectively, were excluded from the calculation of diluted earnings (loss) per share because the market or performance condition(s) had not been met.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$303,701	$416,434	$364,044	$321,155
Restricted cash included in other current assets	—	—	—	107
Restricted cash included in other non-current assets	—	111	257	371
Restricted cash included in other non-current assets of discontinued operations	—	—	—	503
Total cash and cash equivalents, and restricted cash as shown on the statement of cash flows	$303,701	$416,545	$364,301	$322,136
Restricted cash included in “Other current assets” in the balance sheet at December 31, 2022 primarily consisted of cash reserved to fund insurance claims.
Restricted cash included in “Other non-current assets” in the balance sheets for all periods presented above primarily consisted of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses:

	Year Ended December 31,
	2025	2024
	(In thousands)
Balance at January 1	$20,504	$24,684
Current period provision for credit losses	48,491	57,261
Write-offs charged against the allowance for credit loss	(58,476)	(68,647)
Recoveries collected	4,401	5,338
Other	970	1,868
Balance at December 31	$15,890	$20,504

Other Current Assets	December 31,
	2025	2024
	(In thousands)

Capitalized sales commissions	$7,866	$24,874
Prepaid expenses	15,535	13,077
Other	6,226	4,030
Other current assets	$29,627	$41,981

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized software, leasehold improvements and equipment, net	December 31,
	2025	2024
	(In thousands)

Capitalized software and computer equipment	$279,850	$266,540
Leasehold improvements	13,454	14,194
Furniture and other equipment	5,079	5,930
Projects in progress	22,742	34,348
Capitalized software, leasehold improvements and equipment	321,125	321,012
Accumulated depreciation and amortization	(222,024)	(241,448)
Capitalized software, leasehold improvements and equipment, net	$99,101	$79,564

Accrued expenses and other current liabilities	December 31,
	2025	2024
	(In thousands)

Accrued employee compensation and benefits	$41,222	$57,665
Restructuring liability	12,806	—
Accrued advertising expense	28,337	31,639
Current lease liabilities	13,460	12,824
Other	70,486	69,223
Accrued expenses and other current liabilities	$166,311	$171,351
Other income, net

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Interest income	$15,745	$19,582	$17,149
Other	1,845	(1,221)	1,278
Other income, net	$17,590	$18,361	$18,427
Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash (paid) received during the year for:
Interest expense—third-party	$(19,375)	$(19,375)	$(19,375)
Income tax payments, including amounts paid to IAC for Angi’s share of IAC's consolidated tax liability	$(7,551)	$(20,859)	$(4,957)
Income tax refunds	$883	$3,062	$282

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16—CONTINGENCIES
In the ordinary course of business, the Company is subject to various lawsuits and other contingent matters. The Company establishes accruals for specific legal and other matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal and other matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including unrecognized tax benefits and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 13—Income Taxes” for information related to unrecognized tax benefits.
NOTE 17—RELATED PARTY TRANSACTIONS
Relationship with IAC
On January 13, 2025, IAC and Joseph Levin, then CEO of IAC and Chairman of Angi, entered into an Employment Transition Agreement (the “Employment Transition Agreement”) pursuant to which the employment agreement, by and between Mr. Levin and IAC, dated November 5, 2020, and the Amended and Restated Restricted Stock Agreement, dated June 7, 2021 (“RSA Agreement”) were terminated, except as provided in Section 6 of the RSA Agreement. As a result, the 3.0 million shares of IAC restricted stock granted to Mr. Levin pursuant to the RSA Agreement were forfeited by Mr. Levin. Accordingly, the cumulative stock-based compensation expense of $10.2 million previously recognized by Angi with respect to the restricted stock was reversed in the year ended December 31, 2025. The expense recognized by Angi was attributable to the period from October 10, 2022 through April 8, 2024 when Mr. Levin served as CEO of Angi.
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
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, former CEO of IAC and Chairman of Angi, was CEO of Angi from October 10, 2022 through April 8, 2024. As a result, IAC allocated $2.4 million and $9.4 million for the years ended December 31, 2024 and 2023, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to the Company that were initially paid for by IAC and billed by IAC to the Company.
On April 8, 2024, Jeffrey W. Kip, then President of Angi, was appointed to succeed Joseph Levin as CEO of Angi. Mr. Levin remained Chairman of the Company’s board of directors. Further, at the completion of the Distribution, on March 31, 2025, Mr. Levin ceased to serve as CEO of IAC and a member of its board of directors and became Executive Chairman of Angi.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Combination and Related Agreements
The Company and IAC, in connection with the Combination, entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement and an employee matters agreement, which collectively governed the relationship between IAC and Angi prior to the Distribution.
Following the Distribution, Angi is an independent, publicly traded company, and IAC no longer owns any shares of Angi capital stock. The agreements between IAC and Angi that were put in place in connection with the Combination survived the Distribution in accordance with their terms, with certain exceptions.

Contribution Agreement
The contribution agreement set forth the agreements between the Company and IAC regarding the principal transactions necessary for IAC to separate the Angi business from IAC's other businesses, as well as governed certain aspects of our relationship prior to the Distribution. Certain provisions of the contribution agreement, including those relating to indemnification, remain in effect following the Distribution. Under the contribution agreement, the Company agreed to assume all of the assets and liabilities related to the Angi business and agreed to indemnify IAC against any losses arising out of any breach by the Company of the contribution agreement or the other transaction related agreements described below. IAC also agreed to indemnify the Company against any losses arising out of any breach by IAC of the contribution agreement or any of the other transaction related agreements described below.

Investor Rights Agreement
The investor rights agreement provided IAC with certain registration, preemptive, and governance rights related to the Company and the shares of capital stock IAC held, as well as certain governance rights for the benefit of stockholders other than IAC. The investor rights agreement was terminated in connection with the Distribution on March 31, 2025.
Services Agreement
Prior to the Distribution, the services agreement governed services that IAC agreed to provide to the Company. Following the Distribution, Angi and IAC updated the schedule of services to reflect the provision of certain services requested by Angi for an agreed period of time on terms consistent with the services agreement. These services included, among others, Angi’s continued participation in IAC’s U.S. health and welfare plans and flexible benefits plan until January 1, 2026. IAC continues to provide certain other services to the Company that IAC had historically provided prior to the Distribution, including, but not limited to, maintenance and support of shared financial systems. Such remaining services will terminate as of March 31, 2026, subject to extension by the parties’ mutual agreement.

The Company was charged by IAC $0.8 million for the three months ended March 31, 2025 and $3.9 million, and $6.4 million for the years ended 2024, and 2023, respectively, for services rendered pursuant to the services agreement. There were no outstanding payables pursuant to the services agreement at December 31, 2025 and 2024, respectively.
Tax Sharing Agreement
The tax sharing agreement governs the rights, responsibilities, and obligations of the Company and IAC with respect to tax matters, including responsibility for taxes attributable to the Company, entitlements to refunds, allocation of tax attributes and other tax matters. Under the tax sharing agreement, the Company is generally responsible and required to indemnify IAC for: (i) all taxes imposed with respect to any consolidated, combined or unitary tax return of IAC or its subsidiaries that includes the Company or any of its subsidiaries to the extent attributable to the Company or any of its subsidiaries, as determined under the tax sharing agreement, and (ii) all taxes imposed with respect to any of the Company's or its subsidiaries’ consolidated, combined, unitary or separate tax returns.

At December 31, 2025 and 2024, the Company had outstanding payables of none and $1.6 million, respectively, due to IAC pursuant to the tax sharing agreement, which are included in “Accrued expenses and other current liabilities,” in the balance sheet. There were $1.6 million payments to IAC pursuant to this agreement during the year ended December 31, 2025. There were $5.1 million of payments to IAC pursuant to this agreement during the year ended December 31, 2024. There were no payments to or refunds from IAC pursuant to this agreement during the year ended December 31, 2023.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Matters Agreement
The employee matters agreement addressed certain compensation (including stock-based compensation) and benefit issues related to the allocation of liabilities associated with: (i) employment or termination of employment, (ii) employee benefit plans and (iii) equity awards. Under the employee matters agreement, the Company's employees participated in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan and the Company reimbursed IAC for the costs of such participation. The Company terminated the employee matters agreement upon the completion of the Distribution, at which point Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan was covered under the services agreement as described above.
In addition, the employee matters agreement required the Company to reimburse IAC for the cost of any IAC equity awards held by Angi’s current and former employees, with IAC having the ability to elect to receive payment in cash or shares of Class B Common Stock of the Company. This agreement also provided that IAC had the ability to require that stock appreciation rights granted prior to the closing of the Combination and equity awards denominated in shares of the Company’s subsidiaries to be settled in either shares of Class A Common Stock of the Company or IAC common stock. To the extent that shares of IAC common stock are issued in settlement of these awards, the Company was obligated to reimburse IAC for the cost of those shares by issuing shares of Class A Common Stock in the case of stock appreciation rights granted prior to the closing of the Combination and shares of Class B Common Stock in the case of equity awards denominated in shares of its subsidiaries.
Lastly, pursuant to the employee matters agreement, in the event of a distribution of Angi capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation and Human Capital Committee of the IAC Board of Directors had the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority included (but was not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to any such distribution into equity awards denominated in shares of Angi Class A common stock, which Angi would be obligated to assume and which would be dilutive to Angi stockholders. Following the Distribution, solely for purposes of determining the expiration of options with respect to shares of common stock of one company held by employees of the other company, IAC and Angi employees were deemed employed by both companies for so long as they continue to be employed by whichever of the companies employs them immediately following the Distribution.

On March 3, 2025, IAC settled equity awards denominated in shares of one of the Company’s subsidiaries in IAC common stock. Pursuant to the terms of the employee matters agreement, the Company reimbursed IAC for the cost of those shares by issuing to IAC 120,350 shares of Class A Common Stock. On March 4, 2025, Angi also canceled equity awards denominated in the shares of one of its subsidiaries and issued 113,823 RSUs to holders of those awards. At December 31, 2025, there were no equity awards denominated in shares of the Company’s subsidiaries outstanding.
During the years ended 2024 and 2023, there have been no IAC equity awards held by Angi employees exercised or vested, and no exercises and settlements of stock appreciation rights, that required, pursuant to the employee matters agreement, reimbursement to IAC in Class A and Class B common stock.
Other Arrangements
Additionally, the Company subleased office space to IAC and pursuant to a lease agreement charged rent of $0.1 million, $0.1 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. In May 2025, IAC terminated its sublease of office space from Angi.

IAC also subleased office space to the Company. At March 31, 2025, in connection with the Distribution, Angi terminated its sublease of office space from IAC. Before the sublease was terminated, IAC charged rent pursuant to a lease agreement of $0.3 million, $1.4 million, and $1.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Through the end of 2025, Angi continued to (i) obtain certain services through contracts that are held in IAC’s name and (ii) obtain from IAC certain corporate support services, both of which required that Angi reimburse IAC.

ANGI INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18—DISCONTINUED OPERATIONS
On November 1, 2023, Angi completed the sale of 100% of its wholly-owned subsidiary, THR, and has reflected it as a discontinued operation in its financial statements.

The components of the loss from discontinued operations for the periods January 1, 2023 through November 1, 2023 in the statement of operations consisted of the following:

January 1 through November 1,
2023
(In thousands)
Revenue	$90,557
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	61,476
Selling and marketing expense	17,667
General and administrative expense	14,516
Depreciation	555
Total operating costs and expenses	94,214
Operating loss from discontinued operations	(3,657)
Interest income	9
Loss on sale of discontinued operations	(1,213)
Loss from discontinued operations before tax	(4,861)
Income tax provision	(5,403)
Loss from discontinued operations, net of tax	$(10,264)
During the period in which Angi owned THR, the U.S. segment provided services to the Roofing segment totaling $3.5 million for the period ended January 1, 2023 through November 1, 2023.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of the Company's Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, as of the end of the period covered by this annual report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2025, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2025, there have been no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See Item 8. Consolidated Financial Statements and Supplementary Data and Report of Independent Registered Public Accounting Firm, which reports are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Angi Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Angi Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Angi Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 20, 2026

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On December 5, 2025, Andrew Russakoff, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate up to 67,388 shares of Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026, subject to early termination for certain specified events set forth in the trading arrangement, or, if earlier, the date all shares are sold thereunder.

No other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 during the quarter ended December 31, 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to the definitive Proxy Statement to be used in connection with the Angi Inc. 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of Angi Inc. and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled “Information Concerning Director Nominees” and “Information Concerning Angi Inc. Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports,” respectively, in the 2026 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to the Angi Inc. Code of Ethics is set forth under the caption “Item 1. Business—Description of Our Businesses—Additional Information—Code of Ethics” of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled “Corporate Governance” and “The Board and Board Committees” in the 2026 Proxy Statement and is incorporated herein by reference.
We have adopted a securities trading policy governing the purchase, sale and/or other transfer of (and certain other transactions involving) Angi Inc. securities by: (i) our directors, officers and employees (and certain persons and entities affiliated with such persons) and (ii) any other persons (such as contractors or consultants) who have access to material non-public information concerning the Company from time to time that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of this policy is filed as Exhibit 19.1 to this annual report.

Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled “Executive Compensation,” “Director Compensation” and “Pay Ratio Disclosure,” respectively, in the 2026 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled “The Board and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2026 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of the Company’s Class A common stock required by Item 403 of Regulation S-K and securities authorized for issuance under our equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving Angi Inc. required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of the Company’s independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to the Company by such firm is set forth in the sections entitled “Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit and Non-Audit Services Pre-Approval Policy,” respectively, in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of Angi Inc.
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID:42).
Consolidated Balance Sheet as of December 31, 2025 and 2024.
Consolidated Statement of Operations for the Years Ended December 31, 2025, 2024 and 2023.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2025, 2024 and 2023.
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023.
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

Exhibit Number	Description	Location

2.1	Agreement and Plan of Merger, dated as of May 1, 2017, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 26, 2017, by and among Angie's List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. and Casa Merger Sub, Inc.	Annex B to the Proxy Statement/Prospectus of Angie's List, Inc. and ANGI Homeservices Inc., filed on August 30, 2017, pursuant to Rule 424(b)(3).
3.1	Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed on March 1, 2023.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc. (dated as of March 17, 2021).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of June 13, 2024).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2024.
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of March 21, 2025).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2025
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of March 31, 2025).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2025.
3.7	Amended and Restated Bylaws (as amended March 31, 2025).	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2025.
4.1	Description of Securities.(3)
4.2	Investor Rights Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.3	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 20, 2020.
4.4	Supplemental Indenture, dated as of December 30, 2025, among ANGI Group, LLC, Angie’s List, Inc., Homeadvisor, Inc., Handy Technologies, Inc. and Computershare Trust Company, N.A., as trustee.(3)
10.1	Contribution Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.2	Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.3	Tax Sharing Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.4	Employee Matters Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.5	Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 14, 2024.
10.6	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.
10.7	Form of Notice and Terms and Conditions for Stock Options granted under the Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.

10.8	Form of Terms and Conditions for Stock Appreciation Rights granted under the Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(2)	Exhibit 10.2 to the Registration Statement on Form S-4, as amended (SEC File No. 333-219064), filed on August 28, 2017.
10.9	Employment Agreement between Angela R. Hicks Bowman and ANGI Homeservices Inc., dated as of June 29, 2017.(2)	Exhibit 10.4 to the Registration Statement on Form S-4 (SEC File No. 333-219064), filed on June 30, 2017.
10.10	Employment Agreement between Bailey Carson and Angi Inc., dated as of October 15, 2024.(2)	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
10.11	Employment Agreement between Jeffrey Kip and Angi Inc., dated as of November 13, 2023.(2)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2023.
10.12	Amendment to Employment Agreement between Angi Inc. and Jeffrey W. Kip, dated as of April 5, 2024.(2)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2024.
10.13	Performance Stock Unit Agreement between Angi Inc. and Jeffrey W. Kip, dated as of April 5, 2024.(2)	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2024.
10.14	Employment Transition Agreement between Joseph Levin and IAC Inc., dated as of January 13, 2025.(2)	Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on January 13, 2025.
10.16	Employment Agreement between Andrew Russakoff and Angi Inc., dated as of June 9, 2022.(2)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 9, 2022.
10.17	Employment Agreement between Shannon Shaw and ANGI Homeservices Inc., dated as of February 22, 2019.(2)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.
10.18	Transition Agreement between Kulesh Shanmugasundaram and Angi Inc., dated as of February 18, 2025.(2)	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
10.19	Summary of Non-Employee Director Compensation Arrangements (as amended June 17, 2025).(2)	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.
10.20	Employment Agreement between Kris Boon and Angi Inc., dated as of August 8, 2025.(2)	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.
10.21	Employment Agreement between Glenn Orchard and Angi Inc., dated as of September 30, 2025.(2)	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.
10.22	Credit Agreement, dated as of November 6, 2025, among ANGI Group, LLC, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.(1)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2025.
10.23	Amendment, dated as of March 31, 2025, to Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)(3)
10.24	Amendment, dated as of September 30, 2025, to Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)(3)
10.25	Amendment, dated as of December 9, 2025, to Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.(1)(3)
19.1	Angi Inc. Securities Trading Policy (amended as of August 13, 2025).(3)
21.1	Subsidiaries of the Registrant as of December 31, 2025.(3)
23.1	Consent of Ernst & Young LLP.(3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
97.1	Angi Inc. Clawback Policy.	Filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema.(3)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(3)
101.DEF	Inline XBRL Taxonomy Extension Definition.(3)
101.LAB	Inline XBRL Taxonomy Extension Labels.(3)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(3)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________
(1)Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
(2)Reflects management contracts and management and director compensatory plans.
(3)Filed herewith.
(4)The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 20, 2026
Angi Inc.

		By:	/s/ ANDREW RUSSAKOFF
Andrew Russakoff
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2026:

Signature	Title

/s/ JOSEPH LEVIN	Executive Chairman of the Board and Director
Joseph Levin

/s/ JEFFREY W. KIP	Chief Executive Officer and Director
Jeffrey W. Kip

/s/ ANDREW RUSSAKOFF	Chief Financial Officer
Andrew Russakoff

/s/ JULIE HOARAU	Principal Accounting Officer
Julie Hoarau

/s/ THOMAS R. EVANS	Director
Thomas R. Evans

/s/ ALESIA J. HAAS	Director
Alesia J. Haas

/s/ ANGELA R. HICKS BOWMAN	Director
Angela R. Hicks Bowman

/s/ SANDRA BUCHANAN	Director
Sandra Buchanan

/s/ JEREMY G. PHILIPS	Director
Jeremy G. Philips

/s/THOMAS C. PICKETT JR.	Director
Thomas C. Pickett Jr.

/s/ GLENN H. SCHIFFMAN	Director
Glenn H. Schiffman

/s/ SUZY WELCH	Director
Suzy Welch

Schedule II
ANGI INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2025
Allowance for credit losses	$20,504	$48,491	(a)	$970		$(54,075)	(b)	$15,890
Deferred tax valuation allowance	42,493	(14,395)	(c)	3,091	(d)			31,189
Other reserves	477							630

2024
Allowance for credit losses	$24,684	$57,261	(a)	$1,868		$(63,309)	(b)	$20,504
Deferred tax valuation allowance	76,821	(33,130)	(c)	(1,198)	(d)			42,493
Other reserves	420							477

2023
Allowance for credit losses	$38,846	$79,385	(a)	$171		$(93,718)	(b)	$24,684
Deferred tax valuation allowance	64,877	9,891	(e)	2,053	(d)			76,821
Other reserves	692							420
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