Form 10-Q
period 2026-03-31
Angi Inc.
filed 2026-05-05
CIK 1705110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 1, 2026, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	40,448,016
Class B Common Stock	—
Class C Common Stock	—
Total outstanding Common Stock	40,448,016

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

Angi Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$244,580	$303,701
Accounts receivable, net	37,366	33,054
Other current assets	31,358	29,627
Total current assets	313,304	366,382

Capitalized software, leasehold improvements and equipment, net	101,373	99,101
Goodwill	889,220	890,066
Intangible assets, net	166,978	167,142
Deferred income taxes	125,317	126,229
Other non-current assets, net	29,073	31,448
TOTAL ASSETS	$1,625,265	$1,680,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$35,065	$34,031
Deferred revenue	20,996	22,096
Accrued expenses and other current liabilities	153,137	166,311
Total current liabilities	209,198	222,438

Long-term debt, net	471,389	497,667
Deferred income taxes	1,455	1,498
Other long-term liabilities	28,499	31,399

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 54,641 and 54,282 shares, respectively, and outstanding 40,421 and 40,062, respectively	538	538
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and no shares outstanding	—	—
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,424,207	1,427,693
Accumulated deficit	(159,858)	(150,880)
Accumulated other comprehensive income	5,760	5,938
Treasury stock, 14,220 and 14,220 shares, respectively	(355,923)	(355,923)
Total shareholders’ equity	914,724	927,366
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,625,265	$1,680,368
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Revenue	$238,150	$245,913
Cost of revenue (exclusive of depreciation shown separately below)	9,693	13,015
Gross profit	228,457	232,898
Operating costs and expenses:
Selling and marketing expense	139,933	118,541
General and administrative expense	57,931	57,319
Product development expense	10,440	27,087
Depreciation	14,694	9,948
Restructuring	14,923	—
Total operating costs and expenses	237,921	212,895
Operating (loss) income	(9,464)	20,003
Interest expense	(5,330)	(5,044)
Other income, net	5,099	4,828
(Loss) earnings before income taxes	(9,695)	19,787
Income tax benefit (provision)	717	(4,681)
Net (loss) earnings attributable to Angi Inc. shareholders	$(8,978)	$15,106

Per share information attributable to Angi Inc. shareholders:
Basic (loss) earnings per share	$(0.22)	$0.30
Diluted (loss) earnings per share	$(0.22)	$0.30

Stock-based compensation expense by function:
Selling and marketing expense	$275	$636
General and administrative expense	2,853	(6,847)
Product development expense	(376)	3,924
Total stock-based compensation expense	$2,752	$(2,287)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net (loss) earnings	$(8,978)	$15,106
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(178)	2,879
Total other comprehensive (loss) income	(178)	2,879
Comprehensive (loss) income attributable to Angi Inc. shareholders	$(9,156)	$17,985
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value

									Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31,2025	$538	54,282	$—	—	$—	—	$1,427,693	$(150,880)	$5,938	$(355,923)	$927,366
Net loss	—	—	—	—	—	—	—	(8,978)	—	—	(8,978)
Other comprehensive loss	—	—	—	—	—	—	—	—	(178)	—	(178)
Stock-based compensation expense	—	—	—	—	—	—	4,150	—	—	—	4,150
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	359	—	—	—	—	(1,811)	—	—	—	(1,811)
Adjustment pursuant to the tax sharing agreement with IAC post-distribution	—	—	—	—	—	—	(135)	—	—	—	(135)
Other	—	—	—	—	—	—	(5,690)	—	—	—	(5,690)
Balance as of March 31, 2026	$538	54,641	$—	—	$—	—	$1,424,207	$(159,858)	$5,760	$(355,923)	$914,724

Balance as of December 31,2024	$113	11,295	$422	42,202	$—	—	$1,465,640	$(195,015)	$(2,495)	$(205,864)	$1,062,801
Net earnings	—	—	—	—	—	—	—	15,106	—	—	15,106
Other comprehensive income	—	—	—	—	—	—	—	—	2,879	—	2,879
Stock-based compensation expense	—	—	—	—	—	—	(652)	—	—	—	(652)
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	283	—	—	—	—	(4,573)	—	—	—	(4,572)
Issuance of common stock to IAC pursuant to the employee matters agreement	1	120	—	—	—	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(10,688)	(10,688)
Transfer and conversion of common shares related to IAC CEO Employment Transition Agreement	5	501	(5)	(501)	—	—	—	—	—	—	—
Conversion of shares related to the Distribution	417	41,701	(417)	(41,701)	—	—	—	—	—	—	—
Adjustment pursuant to the tax sharing agreement with IAC as part of the Distribution	—	—	—	—	—	—	(17,960)	—	—	—	(17,960)
Other	—	—	—	—	—	—	2,126	—	—	—	2,126
Balance as of March 31, 2025	$537	53,900	$—	—	$—	—	$1,444,580	$(179,909)	$384	$(216,552)	$1,049,040

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(8,978)	$15,106
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation	14,694	9,948
Provision for credit losses	10,338	11,314
Stock-based compensation expense	2,752	(2,287)
Non-cash lease expense (including impairment of right-of-use assets)	1,921	1,786
Deferred income taxes	482	2,717
Gain on extinguishment of debt	(2,739)	—
Other adjustments, net	444	(451)
Changes in assets and liabilities:
Accounts receivable	(14,790)	(14,773)
Other assets	851	2,469
Accounts payable and other liabilities	(16,285)	(20,390)
Income taxes payable and receivable	(2,047)	1,417
Operating lease liabilities	(3,461)	(3,270)
Deferred revenue	(1,085)	(6,699)
Net cash used in operating activities	(17,903)	(3,113)

Cash flows from investing activities:
Capital expenditures	(15,725)	(12,574)
Proceeds from sales of fixed assets	32	75
Net cash used in investing activities	(15,693)	(12,499)

Cash flows from financing activities:
Repurchases of debt	(23,744)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(1,798)	(4,542)
Purchases of treasury stock	—	(9,801)
Net cash used in financing activities	(25,542)	(14,343)

Total cash used	(59,138)	(29,955)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	17	(26)
Net decrease in cash and cash equivalents and restricted cash	(59,121)	(29,981)
Cash and cash equivalents and restricted cash at beginning of period	303,701	416,545
Cash and cash equivalents and restricted cash at end of period	$244,580	$386,564
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 105,000 Average Monthly Active Pros in the U.S. during the three months ended March 31, 2026. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 16 million projects during the twelve months ended March 31, 2026.
The Company has two operating segments: (i) “U.S.” and (ii) International (consisting of businesses in Europe and Canada) and operates under multiple brands including Angi, Angie’s List, HomeAdvisor, and Handy.
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
Segment Change
During the first quarter of 2025, the Company updated its segment reporting structure to “Domestic” and “International” to better reflect the operations and strategic priorities of the organization and align more closely with how the Chief Operating Decision Maker (“CODM”) assesses performance and allocates resources. Our financial information for prior periods has been recast to conform to the current period presentation. During the fourth quarter of 2025, the Company changed the name of its “Domestic” segment to “U.S.” segment. The change reflects an updated naming convention and did not result in any change to the composition of the segment or how the Company evaluates its performance in the current year as well as prior periods. The naming convention for prior periods has been conformed to the current period. The change had no impact on the Company’s consolidated financial statements. As a result of these updates, the Company now has the following two reportable segments: U.S. and International.
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
The unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited interim financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company’s disaggregated revenue disclosures are presented in “Note 6—Segment Information .”
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. At December 31, 2025, the current and non-current deferred revenue balances were $22.1 million and less than $0.1 million, respectively, and during the three months ended March 31, 2026, the Company recognized $16.6 million of revenue that was included in the deferred revenue balance as of December 31, 2025. At December 31, 2024, the current and non-current deferred revenue balances were $42.0 million and less than $0.1 million, respectively, and during the three months ended March 31, 2025, the Company recognized $31.0 million of revenue that was included in the deferred revenue balance as of December 31, 2024.
The current and non-current deferred revenue balances at March 31, 2026 are $21.0 million and less than $0.1 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.

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
Gain on Extinguishment of Debt
The Company recognizes a gain on extinguishment of debt when senior notes are repurchased at a price below their carrying value. The gain is calculated as the difference between the carrying amount of the extinguished debt (including any unamortized debt issuance costs and original issue discount) and the repurchase price paid (including any transaction costs). Such gains are recognized immediately in the period of repurchase and are presented within other income, net in the consolidated statements of operations.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the three months ended March 31, 2026.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements Not Yet Adopted by the Company
ASU No. 2024-03— Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40)— Disaggregation of Income Statement Expenses

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

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$133,943	$—	$—	$133,943
Total	$133,943	$—	$—	$133,943

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$241,946	$—	$—	$241,946
Total	$241,946	$—	$—	$241,946
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $420.9 million and $461.4 million at March 31, 2026 and December 31, 2025, respectively.
NOTE 3—RESTRUCTURING
In January 2026, the Company announced a reduction of its global workforce by approximately 350 employees to reduce operating expenses and optimize the organizational structure in support of long-term growth and in light of AI-driven efficiency improvements. The reduction in workforce is expected to be substantially complete during 2026, subject to local law and consultation requirements.
As a result of the reduction in workforce, the Company estimates that it will incur approximately $30.0 million in total restructuring charges, of which $12.8 million was recorded in the fourth quarter of 2025, and $14.9 million was recorded in the first quarter of 2026, for a cumulative total of $27.7 million. The restructuring charges consist primarily of severance payments, employee benefits and related costs. The $7.2 million remaining restructuring liability is recorded as part of accrued expenses and other current liabilities within the Company’s Consolidated Balance Sheet and the restructuring charges are recorded to restructuring within the consolidated statement of operations as of March 31, 2026.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present restructuring activities related to employee severance and benefit arrangements:

March 31, 2026
(In thousands)
Beginning balance	$12,806
Accruals and adjustments	14,923
Cash payments	(20,504)
Accrued balance as of March 31, 2026	$7,225
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2026	December 31, 2025
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$473,400	$500,000
Less: unamortized debt issuance costs	2,011	2,333
Total long-term debt, net	$471,389	$497,667
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At March 31, 2026 and December 31, 2025, there were no limitations pursuant thereto.
During the first quarter of 2026, the Company repurchased a total of $26.6 million aggregate principal amount of the ANGI Group Senior Notes, maturing in 2028, for total cash consideration, including $0.1 million of accrued and unpaid interest, for $23.9 million. The repurchases of the ANGI Group Senior Notes in the first quarter of 2026 resulted in an aggregate net gain on extinguishment of debt of $2.7 million, which is included in other income, net in the consolidated statement of operations for the three months ended March 31, 2026.
From the period of April 1, 2026 through the date of this Report, the Company repurchased $73.4 million aggregate principal amount of its ANGI Group Senior Notes for cash consideration, including $0.6 million of accrued and unpaid interest, for $68.0 million and expects to record a net gain on extinguishment of debt of $5.7 million in the second quarter of 2026.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Revolving Credit Facility
On November 6, 2025, ANGI Group, LLC entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for a senior secured revolving facility in an aggregate principal amount of $175.0 million (the “Revolving Facility”), including a letter of credit sublimit of up to $25.0 million. The Revolving Facility matures on November 6, 2030, provided that the maturity date shall at all times be no later than the 91st day prior to the maturity date of the 3.875% Senior Notes. At March 31, 2026, there were no outstanding borrowings under the Revolving Facility.
Loans under the Revolving Facility will bear interest, based on either the Alternate Base Rate or the Term SOFR Rate, plus the Applicable Rate, which is initially 1.75% per annum for Alternate Base Rate Loans and 2.75% per annum for Term SOFR Rate Loans and thereafter is determined in accordance with the Pricing Grid (as defined in the Credit Agreement). Undrawn amounts under the Revolving Facility accrue a commitment fee in accordance with the Pricing Grid with an initial rate per annum of 0.40% at March 31, 2026.
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
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the components of accumulated other comprehensive income, which exclusively consists of foreign currency translation adjustment:

	Three Months Ended March 31,
	2026	2025
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at January 1	$5,938	$(2,495)
Other comprehensive (loss) income	(178)	2,879
Balance at March 31	$5,760	$384
At March 31, 2026 and 2025, there was no tax benefit or provision on the accumulated other comprehensive income.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6—SEGMENT INFORMATION
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
Disaggregated Revenue
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenue:
U.S.	$202,498	$212,555
International	35,652	33,358
Total	$238,150	$245,913
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
U.S.:
Lead revenue	$184,432	$115,389
Advertising revenue	(46)	71,646
Services revenue	12,782	16,911
Membership subscription revenue	5,302	8,562
Other revenue	28	47
Total U.S. Revenue	202,498	212,555
International:
Lead revenue	35,029	32,082
Membership subscription revenue	—	838
Other revenue	623	438
Total International Revenue	35,652	33,358
Total revenue	$238,150	$245,913

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Expenses
The following table presents the significant expenses included in the Company’s segment reporting performance measure, Segment Adjusted EBITDA, that are regularly provided to the CODM:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
U.S.
Consumer marketing expense (a)	$92,765	$65,276
Fixed expense (b)	35,097	48,122
Pro acquisition expense (c)	30,538	39,044
Variable expense (d)	20,764	26,545
Cost of revenue (e)	8,219	11,998
Total U.S. expenses	187,383	190,985
International
Fixed expense (b)	6,602	11,651
Variable expense (d)	5,964	5,345
Consumer marketing expense (a)	8,798	4,961
Pro acquisition expense (c)	5,024	4,290
Cost of revenue (e)	1,474	1,017
Total International expenses	27,862	27,264
Total expenses	$215,245	$218,249
Pro acquisition expense for the three months ended March 31, 2026 excludes $2.8 million of commissions capitalized in the same period and includes $3.3 million of amortization of capitalized commissions from prior periods. Pro acquisition expense for the three months ended March 31, 2025 excludes $3.4 million of commissions capitalized in the same period and includes $9.1 million of amortization of capitalized commissions from prior periods.
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
(e) Cost of revenue consists primarily of (i) credit card processing fees, (ii) hosting fees, (iii) payments made to independent third-party Pros who perform work, and (iv) sales tax.

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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Segment Adjusted EBITDA:
U.S.	$15,116	$21,566
International	7,789	6,098
Total Segment Adjusted EBITDA	$22,905	$27,664
The following table reconciles total Segment Adjusted EBITDA to earnings before income taxes:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total Segment Adjusted EBITDA	$22,905	$27,664
Stock-based compensation expense	(2,752)	2,287
Depreciation	(14,694)	(9,948)
Restructuring	(14,923)	—
Interest expense	(5,330)	(5,044)
Other income, net	5,099	4,828
Earnings before income taxes	$(9,695)	$19,787

Capital Expenditures

The following table presents capital expenditures as viewed by the CODM:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Capital expenditures:
U.S.	$13,522	$12,574
International	2,203	—
Total	$15,725	$12,574

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asset information at the reportable segment level is not regularly provided to the Company’s CODM because the Company manages capital expenditures on a consolidated basis.
Geographic Information
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenue:
United States	$202,493	$212,495
All other countries	35,657	33,418
Total	$238,150	$245,913

	March 31, 2026	December 31, 2025
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$112,567	$113,647
All other countries	12,139	10,787
Total	$124,706	$124,434
NOTE 7—INCOME TAXES
Through March 31, 2025, the Company was included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In the periods through March 31, 2025, the income tax provision and/or benefit has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision or benefit computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders’ equity and financing activities within the consolidated statement of cash flows. Based on the tax sharing agreement, Angi has a $11.4 million payable to IAC as of March 31, 2026.
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
For the three months ended March 31, 2026, the Company recorded an income tax benefit of $0.7 million. The effective income tax rate is lower than the statutory rate of 21% primarily due to $2.9 million of discrete restructuring tax benefit incurred in Q1 2026.
For the three months ended March 31, 2025, the Company recorded an income tax provision of $4.7 million which represents an effective income tax rate of 24%. The effective income tax rate is higher than the statutory rate of 21% due primarily to tax shortfalls generated by the vesting of stock-based awards, unbenefited losses, and foreign income taxed at

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company’s income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service has initiated an audit of IAC’s federal income tax return for fiscal year ending December 31, 2023, which includes operations of Angi legal entities. The start of this audit has not resulted in any changes to Angi’s financial positions. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2016.
At March 31, 2026 and December 31, 2025, the Company has unrecognized tax benefits, including interest, of $14.3 million and $14.1 million, respectively. If unrecognized tax benefits at March 31, 2026 are subsequently recognized, the income tax provision would be reduced by $13.1 million. The comparable amount as of December 31, 2025 is $12.9 million.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. The Company expects to fully utilize their gross deferred tax assets on a more likely than not basis, except in certain foreign jurisdictions.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended March 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(8,978)	$(8,978)	$15,106	$15,106

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	40,152	40,152	49,779	49,779
Dilutive securities (a) (b)	—	—	—	685
Denominator for earnings per share—weighted average shares	40,152	40,152	49,779	50,464

Earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
(Loss) earnings per share	$(0.22)	$(0.22)	$0.30	$0.30
________________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”) and market-based awards (“MSUs”). For the three months ended March 31, 2026 and 2025, 4.3 million and 1.3 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(b)    MSUs and performance-based awards (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of MSUs and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the MSUs and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2026 and 2025, 0.3 million and 0.3 million underlying MSUs and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance condition(s) had not been met.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$244,580	$303,701	$386,564	$416,434
Restricted cash included in other non-current assets	—	—	—	111
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$244,580	$303,701	$386,564	$416,545
Restricted cash included in “Other non-current assets” in the consolidated balance sheets for all periods presented above primarily consisted of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2026 and 2025:

	2026	2025
	(In thousands)
Balance at January 1	$15,890	$20,504
Current period provision for credit losses	10,338	11,314
Write-offs charged against the allowance for credit loss	(8,513)	(13,851)
Recoveries collected	1,087	1,219
Other	(7)	26
Balance at March 31	$18,795	$19,212
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the consolidated balance sheet:

Asset Category	March 31, 2026	December 31, 2025
	(In thousands)
Capitalized software, leasehold improvements, and equipment	$220,152	$222,024
Intangible assets	$80,950	$89,229

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other income, net

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Interest income	$2,508	$4,314
Gain on extinguishment of debt	2,739	—
Other	(148)	514
Other income, net	$5,099	$4,828
NOTE 10—CONTINGENCIES
In the ordinary course of business, the Company is subject to various lawsuits and other contingent matters. The Company establishes accruals for specific legal and other matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal and other matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including unrecognized tax benefits and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 7—Income Taxes” for information related to unrecognized tax benefits.
NOTE 11—RELATED PARTY TRANSACTIONS
Relationship with IAC
On January 13, 2025, IAC and Joseph Levin, then CEO of IAC and Chairman of Angi, entered into an Employment Transition Agreement (the “Employment Transition Agreement”) pursuant to which the employment agreement, by and between Mr. Levin and IAC, dated November 5, 2020 (the “IAC Employment Agreement”), and the Amended and Restated Restricted Stock Agreement, dated June 7, 2021 (“RSA Agreement”) were terminated, except certain restrictive covenants under the IAC Employment Agreement survived termination. As a result, the 3.0 million shares of IAC restricted stock granted to Mr. Levin pursuant to the RSA Agreement were forfeited by Mr. Levin. Accordingly, the cumulative stock-based compensation expense of $10.2 million previously recognized by Angi with respect to the restricted stock was reversed in the three months ended March 31, 2025. The expense recognized by Angi was attributable to the period from October 10, 2022 through April 8, 2024 when Mr. Levin served as CEO of Angi.
Pursuant to the Employment Transition Agreement, IAC also transferred 0.5 million fully vested shares of Class B Common Stock held by IAC to Mr. Levin, and Mr. Levin immediately converted all shares of Class B Common Stock into shares of Class A Common Stock (the “Angi Shares”). Mr. Levin has committed to not transfer or dispose of the Angi Shares prior to the sixth anniversary of March 31, 2025, subject to certain limited exceptions. In connection with the Distribution, on March 31, 2025, Mr. Levin ceased to serve as CEO of IAC and a member of its board of directors and became Executive Chairman of Angi on April 1, 2025.
On March 3, 2025, IAC settled equity awards denominated in shares of one of the Company’s subsidiaries in IAC common stock. Pursuant to the terms of the employee matters agreement, the Company reimbursed IAC for the cost of those shares by issuing to IAC 120,350 shares of Class A Common Stock. On March 4, 2025, Angi also canceled equity awards denominated in the shares of one of its subsidiaries and issued 113,823 RSUs to holders of those awards. At March 31, 2026, there were no equity awards denominated in shares of the Company’s subsidiaries outstanding.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company subleased office space to IAC and pursuant to a lease agreement charged rent of $0.1 million for the three months ended March 31, 2025. In May 2025, IAC terminated its sublease of office space from Angi.
IAC also subleased office space to the Company. At March 31, 2025, in connection with the Distribution, Angi terminated its sublease of office space from IAC. Before the sublease was terminated, IAC charged rent pursuant to a lease agreement of $0.3 million for the three months ended March 31, 2025.
Following the Distribution, IAC is no longer considered a related party, and the relationship between Angi and IAC is governed by a number of agreements. These agreements include: a contribution agreement, a tax sharing agreement, and an employee matters agreement.
In connection with the Distribution, Angi and IAC updated the schedule of services provided under the services agreement to reflect the provision of certain services requested by Angi for an agreed period of time following the Distribution, on terms consistent with the services agreement, including Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan until January 1, 2026. Through March 31, 2026 when the services agreement terminated, Angi continued to (i) obtain certain services through contracts that are held in IAC’s name and (ii) obtain from IAC certain corporate support services, both of which required that Angi reimburse IAC.

While the employee matters agreement remained in place following the completion of the Distribution, Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan is no longer covered by the employee matters agreement upon effectiveness of the Distribution and was covered under the services agreement as described above.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
Angi Inc. (with its subsidiaries, “Angi,” the “Company,” “we,” “our,” or “us”) connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 105,000 Average Monthly Active Pros (as defined below) in the U.S. during the three months ended March 31, 2026. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 16 million projects during the twelve months ended March 31, 2026.
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
In the United States, the Company provides Pros the capability to engage with potential customers, including quoting and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened, and customer-rated Pros nationwide for home repair, maintenance, and improvement projects. Consumers can also request household services directly through the Angi platform, and such requests are fulfilled by independently established Pros engaged in a trade, occupation, and/or business that customarily provides such services. Matching service, booking of pre-priced services, and related tools and directories are provided to consumers free of charge upon registration. The Company also owns marketplaces in Austria, Canada, France, Germany, Italy, the Netherlands, and the UK, which provide Pros the ability to engage with potential customers and consumers the ability to engage with the Pros they need.
For a more detailed description of the Company’s operating businesses, see “Description of Our Businesses” included in “Item 1—Business” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
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
•Proprietary – refers to sources of Service Requests in which consumers go through an Angi proprietary user experience or a retail partner experience.
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
•ANGI Group Senior Notes – on August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
•Revolving Facility – a senior secured revolving facility of ANGI Group in an aggregate principal amount of $175.0 million, including a letter of credit sublimit of up to $25.0 million.
Components of Results of Operations
Cost of Revenue and Gross Profit
•Cost of revenue – excludes depreciation, consists primarily of (i) credit card processing fees, (ii) hosting fees, (iii) payments made to independent third-party Pros who perform work, and (iv) sales tax.
•Gross profit – revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue.
Operating Costs and Expenses:
•Selling and marketing expense – consists primarily of (i) advertising expenditures, which include marketing fees to promote the brand to consumers and Pros with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to our brands, and app platforms, and (b) offline marketing, which is primarily television and radio advertising, (ii) compensation expense (including stock-based compensation expense) and other employee-related costs for our sales and marketing personnel, (iii) service guarantee expense, (iv) software license and maintenance costs, and (v) outsourced personnel costs.
•General and administrative expense – consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources, and customer service functions, (ii) provision for credit losses, (iii) software license and maintenance costs, (iv) outsourced personnel costs for personnel engaged in assisting in customer service functions, (v) fees for professional services, and (vi) rent expense and facilities costs (including impairments of right-of-use assets). Our customer service function includes personnel who provide support to our Pros and consumers.
•Product development expense – consists primarily of (i) compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing, and enhancement of product offerings and related technology, (ii) software license and maintenance costs, and (iii) outsourced personnel costs for personnel engaged in product development.
•Restructuring – consists primarily of charges associated with a formal restructuring plan that are related to workforce reductions.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.

Results of Operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.” Included below are year-over-year comparisons between the three months ended March 31, 2026 and the three months ended March 31, 2025 reflecting our updated segment structure. See “Note 1—The Company and Summary of Significant Accounting Policies” for details regarding our segment change.
Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
U.S.
Lead revenue	$184,432	$115,389	$69,043	60%
Advertising revenue	(46)	71,646	(71,692)	NM
Services revenue	12,782	16,911	(4,129)	(24)%
Membership subscription revenue	5,302	8,562	(3,260)	(38)%
Other revenue	28	47	(19)	(40)%
Total U.S. Revenue	202,498	212,555	(10,057)	(5)%
International Revenue	35,652	33,358	2,294	7%
Total revenue	$238,150	$245,913	$(7,763)	(3)%

Percentage of Total Revenue:
U.S.	85%	86%
International	15%	14%
Total revenue	100%	100%

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(In thousands, rounding differences may occur)
U.S. Operating metrics:
Service Requests
Proprietary	3,254	2,773	481	17%
Network	267	588	(321)	(55)%
Total	3,521	3,361	160	5%

Leads
Proprietary	4,048	3,590	458	13%
Network	374	812	(438)	(54)%
Total	4,423	4,402	21	—%

Proprietary Revenue	$185,355	$173,351	$12,004	7%
Network Revenue	$17,143	$39,204	$(22,061)	(56)%

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(In thousands)
U.S. Pro metrics:
Acquired Pros	23	24	(1)	(2)%
Average Monthly Active Pros	105	134	(29)	(22)%
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
U.S. Revenue decreased 5%, due primarily to a 56% decrease in Network Revenue, reflecting the continued shift in consumer traffic following the homeowner choice transition implemented in January 2025, partially offset by a 7% increase in Proprietary Revenue driven by increased advertising investment in paid Proprietary marketing channels.

International Revenue increased 7%, driven primarily by stronger Euro and British Pound foreign exchange rates relative to the U.S. Dollar.
Cost of revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$9,693	$13,015	$(3,322)	(26)%
As a percentage of revenue	4%	5%
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
U.S. cost of revenue decreased $3.8 million, or 31%, and decreased as a percentage of revenue by 2%, due primarily to decreases of $1.6 million in hosting fees and $1.4 million in sales tax expense.
Gross profit

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Revenue	$238,150	$245,913	$(7,763)	(3)%
Cost of revenue (exclusive of depreciation shown separately below)	9,693	13,015	(3,322)	(26)%
Gross profit	$228,457	$232,898	$(4,441)	(2)%

Gross margin	96%	95%		1%
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Gross profit decreased $4.4 million, or 2%, due primarily to the decrease in revenue partially offset by the decrease in cost of revenue as described above.
Selling and marketing expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$139,933	$118,541	$21,392	18%
As a percentage of revenue	59%	48%
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
U.S. selling and marketing expense increased $16.1 million, or 15%, due primarily to an increase in advertising expense of $30.4 million, partially offset by decreases in compensation expense of $12.2 million, service guarantee expense of $1.6 million, and software maintenance costs of $0.4 million. The increase in advertising expense reflects higher investment in television and online advertising to drive Proprietary channel service request volume. The decrease in compensation expense reflects headcount reductions. The decrease in service guarantee expense reflects lower revenue from guaranteed service jobs, and the decrease in software maintenance costs reflects the rationalization of software vendor contracts following the January 2026 restructuring.
International selling and marketing expense increased $5.3 million, or 54%, due primarily to an increase in advertising expense of $4.5 million due to higher television advertising spend.
General and administrative expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$57,931	$57,319	$612	1%
As a percentage of revenue	24%	23%
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
U.S. general and administrative expense increased $0.6 million, or 1%, due primarily to an increase of $5.4 million in compensation expense, partially offset by decreases in the provision for credit losses of $1.6 million, third-party wages of $1.3 million, legal settlement expense of $0.9 million, corporate shared service expense of $0.6 million, and lease expense of $0.4 million. The increase in compensation expense was primarily due to a reversal of previously recognized stock-based compensation expense related to IAC restricted stock forfeited by Joseph Levin, former CEO of IAC and current Executive Chairman of Angi, in the first quarter of 2025. The decrease in the provision for credit losses was primarily due to lower revenue and improved collection rates. The decrease in third-party wages was primarily due to reduced costs related to customer support services. The decrease in legal settlement expense was primarily due to decreases in settlement accruals. The decrease in shared service allocation expense was due to the spin-off of the Company from IAC on March 31, 2025. The decrease in lease expense was primarily due to the Company’s reduction of its real estate footprint.
Product development expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Product development expense	$10,440	$27,087	$(16,647)	(61)%
As a percentage of revenue	4%	11%
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Product development expense decreased $16.6 million, or 61%, due primarily to the reduction of the Company’s global workforce by approximately 350 employees in order to reduce operating expenses and optimize the organizational structure in support of long-term growth. Refer to “Note 3—Restructuring” for a summary of the activities related to restructuring for the three months ended March 31, 2026.
Depreciation

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Depreciation	$14,694	$9,948	$4,746	48%
As a percentage of revenue	6%	4%
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Depreciation increased $4.7 million, or 48%, due primarily to the increase in the Company’s capitalized software spend over the prior fiscal year.

Restructuring

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Restructuring	$14,923	$—	$14,923	NM
As a percentage of revenue	6%	—%
__________________
NM = Not meaningful
Restructuring increased $14.9 million, due to a reduction of the Company’s global workforce by approximately 350 employees in order to reduce operating expenses and optimize the organizational structure in support of long-term growth. Refer to “Note 3—Restructuring” for a summary of the activities related to restructuring for the three months ended March 31, 2026.

Operating income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
U.S.	$(11,227)	$13,957	$(25,184)	NM
International	1,763	6,046	(4,283)	(71)%
Total	$(9,464)	$20,003	$(29,467)	NM

As a percentage of revenue	(4)%	8%
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Operating income decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due primarily to the factors described above in the cost of revenue, selling and marketing, general and administrative, product development, depreciation, and restructuring expense discussions.

At March 31, 2026, there was $29.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.0 years.
Adjusted EBITDA

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
U.S.	$15,116	$21,566	$(6,450)	(30)%
International	7,789	6,098	1,691	28%
Total	$22,905	$27,664	$(4,759)	(17)%

As a percentage of revenue	10%	11%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
U.S. Adjusted EBITDA decreased $6.5 million, or 30%, to $15.1 million, and decreased as a percentage of revenue. The decrease was primarily driven by an increase in advertising spend as the Company prioritized investment in Proprietary channels, along with a decline in legacy Network Revenue. These factors were partially offset by lower product development expense resulting from the reduction of the Company’s global workforce.
International Adjusted EBITDA increased $1.7 million, or 28%, to $7.8 million, and increased as a percentage of revenue. The increase was primarily driven by an increase in revenue and lower product development expense due to the reduction of the Company’s global workforce, partially offset by higher selling and marketing expense due to an increase in advertising expense.
Interest expense
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 4—Long-term Debt” to the financial statements included in

“Item 1—Consolidated Financial Statements.”

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands)
Interest expense	$(5,330)	$(5,044)	$286	6%
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Interest expense in the three months ended March 31, 2026, increased by $0.3 million, or 6%, compared to the three months ended March 31, 2025.
Other income, net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands)
Other income, net	$5,099	$4,828	$271	6%
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Other income, net, increased for the three months ended March 31, 2026 by $0.3 million or 6% due primarily to a gain on extinguishment of debt of $2.7 million, partially offset by a decrease of $1.8 million in interest income and an increase of $0.7 million in foreign exchange losses.
Income tax provision

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Income tax benefit (provision)	$717	$(4,681)	$5,398	NM
Effective income tax rate	7%	24%
For further details of income tax matters, see “Note 7—Income Taxes” to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
For the three months ended March 31, 2026, the Company recorded an income tax benefit of $0.7 million. The effective income tax rate is lower than the statutory rate of 21% primarily due to $2.9 million of discrete restructuring tax benefit incurred in Q1 2026.
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

PRINCIPLES OF FINANCIAL REPORTING
We report Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is considered a primary segment measure of profitability and one of the metrics by which we evaluate the performance of our businesses, and on which our internal budgets are based and may also impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
Non-Cash Expenses That Are Excluded from Our Non-GAAP Measure
Stock-based compensation expense consists of expense associated with the grants, including unvested grants assumed in acquisitions, of stock appreciation rights, restricted stock units (“RSUs”), stock options, performance-based RSUs (“PSUs”), and market-based awards. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base; we also include the related shares in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method. PSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). The Company is currently settling all stock-based awards on a net basis and remits the required tax-withholding amounts from its current funds.
Depreciation is a non-cash expense relating to our capitalized software, leasehold improvements, and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
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
The following tables reconcile net earnings attributable to Angi shareholders to Adjusted EBITDA for the Company's reportable segments and net earnings (loss) attributable to Angi shareholders:

	Three Months Ended March 31, 2026
	Operating Income	Stock-Based Compensation Expense	Depreciation	Restructuring	Adjusted EBITDA
	(In thousands)
U.S.	$(11,227)	$2,208	$14,312	$9,823	$15,116
International	1,763	544	382	5,100	7,789
Total	$(9,464)	$2,752	$14,694	$14,923	$22,905
Interest expense	(5,330)
Other income, net	5,099
Earnings before income taxes	(9,695)
Income tax provision	717
Net earnings attributable to Angi Inc. shareholders	$(8,978)

	Three Months Ended March 31, 2025
	Operating Income	Stock-Based Compensation Expense	Depreciation	Restructuring	Adjusted EBITDA
	(In thousands)
U.S.	$13,957	$(2,295)	$9,904	$—	$21,566
International	6,046	8	44	—	6,098
Total	$20,003	$(2,287)	$9,948	$—	$27,664
Interest expense	(5,044)
Other income, net	4,828
Earnings before income taxes	19,787
Income tax provision	(4,681)
Net earnings attributable to Angi Inc. shareholders	$15,106

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	March 31, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents:
United States	$239,026	$296,283
All other countries	5,554	7,418
Total cash and cash equivalents	$244,580	$303,701

Long-term debt:
ANGI Group Senior Notes	$473,400	$500,000
Less: unamortized debt issuance costs	2,011	2,333
Total long-term debt, net	$471,389	$497,667
At March 31, 2026, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 4—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$(17,903)	$(3,113)
Investing activities	$(15,693)	$(12,499)
Financing activities	$(25,542)	$(14,343)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include depreciation, provision for credit losses, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), deferred income taxes, and amortization of intangibles.
2026
Adjustments to net earnings consist primarily of $14.7 million of depreciation, $10.3 million of provision for credit losses, $2.8 million of stock-based compensation expense, and $1.9 million of non-cash lease expense, partially offset by a $2.7 million net gain of extinguishment of debt. The decrease in cash from changes in working capital consists primarily of a decrease of $16.3 million in accounts payable and other liabilities, an increase in accounts receivable, net, of $4.5 million which includes the the non-cash impact from the provision for credit losses and excludes foreign currency impact of $0.1 million, a decrease of $3.5 million in operating lease liabilities, a decrease of $2.0 million in income taxes payable and receivable, a decrease of $1.1 million in deferred revenue, partially offset by a decrease of $0.9 million in other assets. The decrease in accounts payable and other liabilities was due primarily to payments of compensation previously accrued and interest. The increase in accounts receivable was due primarily to timing of cash receipts. The decrease in operating lease liabilities was due to cash payments on leases net of interest accretion. The decrease in deferred revenue was due primarily to lower memberships. The decrease in other assets was due primarily to the amortization of prepaid balances in excess of new prepayments made during the period.
Net cash used in investing activities includes capital expenditures of $15.7 million primarily related to investments in capitalized software to support the Company’s products and services.
Net cash used in financing activities includes $23.7 million for the repurchase of ANGI Group Senior Notes and $1.8 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

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
Liquidity and Capital Resources
Debt
As of December 31, 2025, we had $500.0 million aggregate principal amount of 3.875% senior notes due August 15, 2028 (the “ANGI Group Senior Notes”). During the first quarter of 2026, ANGI Group repurchased a portion of the outstanding principal amount of ANGI Group Senior Notes as further described below. Interest on the ANGI Group Senior Notes is paid semi-annually in arrears on February 15 and August 15 of each year. In December 2025, ANGI Group amended the indenture governing the ANGI Group Senior Notes to add certain U.S. subsidiaries of ANGI Group that are guarantors under the Credit Agreement (defined below) as additional guarantors under such indenture.
In November 2025, ANGI Group entered into a credit agreement (the “Credit Agreement”), with the lenders and issuing lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for a senior secured revolving facility in an aggregate principal amount of $175.0 million, including a letter of credit sublimit of up to $25.0 million (the “Revolving Facility”). The Revolving Facility matures on November 6, 2030, provided that the maturity date shall at all times be no later than the 91st day prior to the maturity date of the ANGI Group Senior Notes. As of March 31, 2026, there were no outstanding borrowings under the Revolving Facility. For additional details, see “Note 4—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
Debt Repurchase Activity
During the first quarter of 2026, ANGI Group repurchased a total of $26.6 million aggregate principal amount of the ANGI Group Senior Notes for total cash consideration, including $0.1 million of accrued and unpaid interest, of $23.9 million. The repurchases of the ANGI Group Senior Notes in the first quarter of 2026 resulted in an aggregate net gain of extinguishment of debt of $2.7 million, which is included in other income, net in the consolidated statement of operations for the three months ended March 31, 2026.

Contractual Obligations
As of March 31, 2026, there were no material changes outside the ordinary course of business to the Company’s contractual obligations disclosures as of December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Capital Expenditures
The Company’s 2026 capital expenditures are expected to be consistent with 2025 capital expenditures of $59.6 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments, and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. Our significant accounting policies are described in Note 1—The Company and Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report. There have been no material changes to our critical accounting estimates since our Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2026, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
During the three months ended March 31, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans,” “intends,” “will,” “may”, “could” and “believes,” among similar expressions, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to our future business, financial condition, results of operations and financial performance, our business prospects and strategy, future financing arrangements, our expectations regarding share repurchases, trends in the home services industry and other similar matters. These forward-looking statements are based on the expectations and assumptions of our management about future events as of the date of this report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the continued migration of the home services market online, (ii) our ability to market our various products and services in a successful and cost-effective manner, (iii) the continued display of links to websites offering our products and services in a prominent manner in search results, (iv) our ability to expand our pre-priced offerings while balancing the overall mix of service requests and directory services on Angi platforms, (v) our ability to establish and maintain relationships with quality and trustworthy Pros, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) our ability to access, share and use personal data about consumers, (viii) our continued ability to communicate with consumers and Pros via e-mail (or other sufficient means), (ix) our ability to continue to generate leads for Pros given changing requirements applicable to certain communications with consumers, (x) any challenge to the contractor classification or employment status of our Pros, (xi) our ability to compete, (xii) adverse economic events or trends (particularly those that impact consumer confidence and spending behavior), (xiii) our ability to maintain and/or enhance our various brands, (xiv) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information (including credit card information), as well as the impact of cyberattacks experienced by third parties, (xv) the occurrence of data security breaches and/or fraud, (xvi) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xvii) the integrity, quality, efficiency and scalability of our systems, technology and infrastructures (and those of third parties with whom we do business), (xviii) changes in key personnel, (xix) our development and use of AI and machine learning technologies and the related legal and regulatory developments, (xx) various risks related to our relationship with IAC following the Distribution, (xxi) our ability to generate sufficient cash to service our indebtedness, (xxii) the impact of our current and future indebtedness on our ability to obtain additional financing and pursue other business opportunities and (xxiii) certain risks related to ownership of our Class A Common Stock.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended March 31, 2026.
Issuer Purchases of Equity Securities
None.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On March 6, 2026, Bailey Carson, who served as our Chief Operating Officer until May 1, 2026, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of (i) up to 19,100 shares of Class A Common Stock and (ii) up to 100% of the shares of Class A Common Stock issued upon the settlement of 14,218 outstanding RSUs, net of shares withheld to cover tax obligations in connection with the vesting and settlement of such RSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 16, 2027, subject to early termination for certain specified events set forth in the trading arrangement.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2026.

Amendment to Bylaws

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Part II, Item 5 instead of filing a Current Report on Form 8-K under Item 5.03. Amendments to Articles of Incorporation or Bylaws; Changes in Fiscal Year.

On April 30, 2026, our Board of Directors approved an amendment to our Amended and Restated Bylaws, effective as of that date, to remedy an inadvertent inconsistency between our Amended and Restated Bylaws and our Amended and Restated Certificate of Incorporation. Specifically, the amendment to the Bylaws amends Article II, Section 11 to provide that action by stockholders must be taken at a meeting and not by written consent without a meeting, which is consistent with Article XIV of our Amended and Restated Certificate of Incorporation.

The foregoing description of the amendment is qualified in its entirety by reference to the text of our Amended and Restated Bylaws, as amended for the changes to Article II, Section 11, a copy of which is attached hereto as Exhibit 3.7 and is incorporated herein by reference.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2017.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc. (effective as of March 17, 2021).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of June 13, 2024).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2024
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of March 21, 2025).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2025
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of March 31, 2025).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2025.
3.7	Amended and Restated Bylaws (as amended April 30, 2026).(2)
10.1	Employment Agreement between Julie Hoarau and Angi Inc., dated as of March 11, 2026.(1)(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema.(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(2)
101.DEF	Inline XBRL Taxonomy Extension Definition.(2)
101.LAB	Inline XBRL Taxonomy Extension Labels.(2)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated:	May 5, 2026
Angi Inc.

		By:	/s/ JULIE HOARAU
Julie Hoarau
Chief Financial Officer

Signature	Title	Date

/s/ JULIE HOARAU	Chief Financial Officer	May 5, 2026
Julie Hoarau