Form 10-Q
period 2026-06-30
Angi Inc.
filed 2026-08-04
CIK 1705110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of July 31, 2026, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	40,556,251
Class B Common Stock	—
Class C Common Stock	—
Total outstanding Common Stock	40,556,251

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

Angi Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$188,701	$303,701
Accounts receivable, net	36,574	33,054
Other current assets	30,947	29,627
Total current assets	256,222	366,382

Capitalized software, leasehold improvements and equipment, net	96,539	99,101
Goodwill	662,088	890,066
Intangible assets, net	157,075	167,142
Deferred income taxes	127,584	126,229
Other non-current assets, net	25,968	31,448
TOTAL ASSETS	$1,325,476	$1,680,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$37,547	$34,031
Deferred revenue	22,947	22,096
Accrued expenses and other current liabilities	153,622	166,311
Total current liabilities	214,116	222,438

Long-term debt, net	398,475	497,667
Deferred income taxes	1,385	1,498
Other long-term liabilities	23,875	31,399

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 54,712 and 54,282 shares, respectively, and outstanding 40,492 and 40,062, respectively	538	538
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and no shares outstanding	—	—
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,429,987	1,427,693
Accumulated deficit	(390,525)	(150,880)
Accumulated other comprehensive income	3,548	5,938
Treasury stock, 14,220 and 14,220 shares, respectively	(355,923)	(355,923)
Total shareholders’ equity	687,625	927,366
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,325,476	$1,680,368
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenue	$248,003	$278,221	$486,153	$524,134
Cost of revenue (exclusive of depreciation shown separately below)	11,669	13,142	21,362	26,157
Gross profit	236,334	265,079	464,791	497,977
Operating costs and expenses:
Selling and marketing expense	142,256	139,453	282,189	257,994
General and administrative expense	59,885	74,081	117,816	131,400
Product development expense	10,901	23,594	21,341	50,681
Depreciation	21,039	10,278	35,733	20,226
Restructuring	774	—	15,697	—
Goodwill impairment	225,628	—	225,628	—
Impairment of intangibles	9,600	—	9,600	—
Total operating costs and expenses	470,083	247,406	708,004	460,301
Operating (loss) income	(233,749)	17,673	(243,213)	37,676
Interest expense	(4,807)	(5,051)	(10,137)	(10,095)
Other income, net	6,971	4,819	12,070	9,647
(Loss) earnings before income taxes	(231,585)	17,441	(241,280)	37,228
Income tax benefit (provision)	918	(6,544)	1,635	(11,225)
Net (loss) earnings attributable to Angi Inc. shareholders	$(230,667)	$10,897	$(239,645)	$26,003

Per share information attributable to Angi Inc. shareholders:
Basic (loss) earnings per share	$(5.70)	$0.23	$(5.95)	$0.54
Diluted (loss) earnings per share	$(5.70)	$0.23	$(5.95)	$0.53

Stock-based compensation expense by function:
Selling and marketing expense	$739	$808	$1,014	$1,444
General and administrative expense	3,317	3,637	6,170	(3,210)
Product development expense	900	609	524	4,533
Total stock-based compensation expense	$4,956	$5,054	$7,708	$2,767
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net (loss) earnings	$(230,667)	$10,897	$(239,645)	$26,003
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(2,212)	5,966	(2,390)	8,845
Total other comprehensive (loss) income	(2,212)	5,966	(2,390)	8,845
Comprehensive (loss) income attributable to Angi Inc. shareholders	$(232,879)	$16,863	$(242,035)	$34,848
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2026
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value

									Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock
	$	Shares	$	Shares	$	Shares

Balance as of March 31, 2026	$538	54,641	$—	—	$—	—	$1,424,207	$(159,858)	$5,760	$(355,923)	$914,724
Net loss	—	—	—	—	—	—	—	(230,667)	—	—	(230,667)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)
Stock-based compensation expense	—	—	—	—	—	—	6,317	—	—	—	6,317
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	71	—	—	—	—	(270)	—	—	—	(270)
Adjustment pursuant to the tax sharing agreement with IAC post-distribution	—	—	—	—	—	—	(137)	—	—	—	(137)
Other	—	—	—	—	—	—	(130)	—	—	—	(130)
Balance as of June 30, 2026	$538	54,712	$—	—	$—	—	$1,429,987	$(390,525)	$3,548	$(355,923)	$687,625

Balance as of December 31, 2025	$538	54,282	$—	—	$—	—	$1,427,693	$(150,880)	$5,938	$(355,923)	$927,366
Net loss	—	—	—	—	—	—	—	(239,645)	—	—	(239,645)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,390)	—	(2,390)
Stock-based compensation expense	—	—	—	—	—	—	10,467	—	—	—	10,467
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	430	—	—	—	—	(2,081)	—	—	—	(2,081)
Issuance of common stock to IAC pursuant to the employee matters agreement	—	—	—	—	—	—	—	—	—	—	—
Adjustment pursuant to the tax sharing agreement with IAC post-distribution	—	—	—	—	—	—	(273)	—	—	—	(273)
Other	—	—	—	—	—	—	(5,819)	—	—	—	(5,819)
Balance as of June 30, 2026	$538	54,712	$—	—	$—	—	$1,429,987	$(390,525)	$3,548	$(355,923)	$687,625

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2025
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value

									Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock
	$	Shares	$	Shares	$	Shares

Balance as of March 31, 2025	$537	53,900	$—	—	$—	—	$1,444,580	$(179,909)	$384	$(216,552)	$1,049,040
Net earnings	—	—	—	—	—	—	—	10,897	—	—	10,897
Other comprehensive income	—	—	—	—	—	—	—	—	5,966	—	5,966
Stock-based compensation expense	—	—	—	—	—	—	6,485	—	—	—	6,485
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	174	—	—	—	—	(1,673)	—	—	—	(1,673)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(68,013)	(68,013)
Other	—	—	—	—	—	—	(478)	—	—	—	(478)
Balance as of June 30, 2025	$537	54,074	$—	—	$—	—	$1,448,914	$(169,012)	$6,350	$(284,565)	$1,002,224

Balance as of December 31, 2024	$113	11,295	$422	42,202	$—	—	$1,465,640	$(195,015)	$(2,495)	$(205,864)	$1,062,801
Net earnings	—	—	—	—	—	—	—	26,003	—	—	26,003
Other comprehensive income	—	—	—	—	—	—	—	—	8,845	—	8,845
Stock-based compensation expense	—	—	—	—	—	—	5,833	—	—	—	5,833
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	457	—	—	—	—	(6,246)	—	—	—	(6,245)
Issuance of common stock to IAC pursuant to the employee matters agreement	1	120	—	—	—	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(78,701)	(78,701)
Transfer and conversion of common shares related to IAC CEO Employment Transition Agreement	5	501	(5)	(501)	—	—	—	—	—	—	—
Conversion of shares related to the Distribution	417	41,701	(417)	(41,701)	—	—	—	—	—	—	—
Adjustment pursuant to the tax sharing agreement with IAC as part of the Distribution	—	—	—	—	—	—	(17,960)	—	—	—	(17,960)
Other	—	—	—	—	—	—	1,648	—	—	—	1,648
Balance as of June 30, 2025	$537	54,074	$—	—	$—	—	$1,448,914	(169,012)	$6,350	$(284,565)	$1,002,224

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(239,645)	$26,003
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	35,733	20,226
Provision for credit losses	20,819	24,043
Stock-based compensation expense	7,708	2,767
Non-cash lease expense (including impairment of right-of-use assets)	3,827	3,643
Deferred income taxes	(2,308)	7,424
Gain on extinguishment of debt	(8,381)	—
Goodwill impairment	225,628	—
Impairment of intangibles	9,600	—
Other adjustments, net	949	(1,184)
Changes in assets and liabilities:
Accounts receivable	(24,676)	(31,139)
Other assets	3,147	6,675
Accounts payable and other liabilities	(10,759)	12,358
Income taxes payable and receivable	(3,749)	(1,184)
Operating lease liabilities	(9,439)	(6,450)
Deferred revenue	884	(9,174)
Net cash provided by operating activities	9,338	54,008

Cash flows from investing activities:
Capital expenditures	(30,731)	(24,824)
Proceeds from sales of fixed assets	54	75
Net cash used in investing activities	(30,677)	(24,749)

Cash flows from financing activities:
Repurchases of debt	(91,195)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(2,081)	(6,771)
Purchases of treasury stock	—	(76,386)
Net cash used in financing activities	(93,276)	(83,157)

Total cash used	(114,615)	(53,898)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(385)	(170)
Net decrease in cash and cash equivalents and restricted cash	(115,000)	(54,068)
Cash and cash equivalents and restricted cash at beginning of period	303,701	416,545
Cash and cash equivalents and restricted cash at end of period	$188,701	$362,477
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 106,000 Average Monthly Active Pros in the U.S. during the three months ended June 30, 2026. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 15 million projects during the twelve months ended June 30, 2026.
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
Reverse Stock Split
On March 24, 2025, the Company filed a Certificate of Amendment (the “Amendment”) to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which became effective as of 12:01 a.m. Eastern Time, on March 24, 2025 (the “Effective Time”), to effect the Company’s 1-for-10 reverse stock split (the “Reverse Stock Split”) of the shares of outstanding Class A common stock, par value $0.001 per share, of the Company (“Class A Common Stock”), and Class B convertible common stock, par value $0.001 per share, of the Company (“Class B Common Stock”).

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

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Distribution
On March 31, 2025, People Incorporated, formerly known as IAC Inc. (“IAC”), completed the spin-off of its ownership in the Company through a special dividend of the common stock of the Company owned by IAC to the holders of IAC common stock and IAC Class B common stock (the “Distribution”). Prior to the effective time of the Distribution, IAC voluntarily converted all of the shares of Class B Common Stock that it owned to shares of Class A Common Stock. As a result of this conversion, there are no longer any shares of Class B Common Stock outstanding. After completion of the Distribution, IAC has no ownership in the Company, there are no shares of Class B Common Stock outstanding, and the only class of Angi capital stock with shares outstanding is Class A Common Stock.
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
The Company’s disaggregated revenue disclosures are presented in “Note 7—Segment Information .”
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less.
The current and non-current deferred revenue balances at June 30, 2026 are $22.9 million and less than $0.1 million, respectively, and during the six months ended June 30, 2026, the Company recognized $19.8 million of revenue that was included in the deferred revenue balance as of December 31, 2025.

The current and non-current deferred revenue balances at December 31, 2025 were $22.1 million and less than $0.1 million, respectively, and during the six months ended June 30, 2025, the Company recognized $38.2 million of revenue that was included in the deferred revenue balance as of December 31, 2024.

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
Goodwill and Indefinite-Lived Intangible Assets
The Company’s U.S. and International reporting units are separate operating segments. See “Note 7—Segment Information” for additional information regarding the Company’s method of determining operating and reportable segments.
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value.
If the conclusion of our qualitative assessment is that there are indicators of impairment and a quantitative test is required, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company’s reporting unit that is being tested to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment equal to the excess is recorded. During the second quarter of 2026, the Company concluded that the continued decrease in stock price and market capitalization since December 31, 2025 constituted a triggering event such that the Company performed quantitative impairment assessments of its goodwill and indefinite-lived intangible assets as of May 31, 2026.
As a result of the quantitative impairment assessment, the Company determined that the carrying value of the U.S. reporting unit exceeded the fair value by $225.6 million, resulting in a goodwill impairment charge of $225.6 million, which is presented as a separate line item on the consolidated statement of operations during the three and six months ended June 30, 2026. The estimated fair value of the International reporting unit exceeded its carrying value by approximately $200.0 million, or 70%, and accordingly no goodwill impairment was recorded during the three and six months ended June 30, 2026.
The fair value of the Company's reporting units was determined using both an income approach based on discounted cash flows (“DCF”) and a market approach. The income approach and market approach were each weighted 50% in determining the concluded fair value of each reporting unit. The fair value measurements used in the quantitative impairment tests are classified as Level 3 measurements within the fair value hierarchy, as they incorporate significant unobservable inputs.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows, discount rates, and the long-term growth rate used to estimate terminal value. The expected cash flows used in the DCF analyses were based on the Company’s most recent forecast, and for years beyond the periods covered by the forecast, the Company’s estimates of forecasted long-term growth rates. The discount rates used in the DCF analyses are intended to reflect the risks, which consider macroeconomic and industry specific factors, inherent in the expected future cash flows of the respective reporting units. The discount rates used in the quantitative tests as of June 30, 2026 for determining the fair value of the Company’s U.S. and International reporting units were 16.0% and 17.5%, respectively. The long-term growth rate used to estimate terminal value in the DCF analyses as of June 30, 2026 was 3.0% for the U.S. and International reporting units.
Determining fair value using a market approach considers multiples of financial metrics based on EBITDA trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. The EBITDA trading multiples used in the quantitative test as of June 30, 2026 for determining the fair value of the Company’s U.S. reporting unit were between 6.5x and 8.5x. The trading multiples used in the quantitative test as of June 30, 2026 for determining the fair value of the Company’s International reporting unit were between 6.5x and 10.0x.
In the second quarter of 2026, the Company identified an impairment charge of $9.6 million related to a certain indefinite-lived trade name at the U.S. reporting unit. The discount rate used to value this trade name was 16.0%, the royalty rate was 2.0% and a long-term growth rate of 3.0%. The impairment of the indefinite-lived intangible asset is included in “Impairment of intangibles” in the statement of operations. No other indefinite-lived intangible assets were impaired as a result of the assessment.
The Company determines the fair value of indefinite-lived intangible assets using a relief from royalty DCF valuation analysis. The fair value measurements used in the quantitative relief from royalty DCF valuations are classified as Level 3 measurements within the fair value hierarchy, as they incorporate significant unobservable inputs. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future revenue. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The expected cash flows used in the relief from royalty analyses were based on the Company’s most recent forecast, and for years beyond the periods covered by the forecast, the Company’s estimates of forecasted long-term growth rates. The discount rates used in the Company’s indefinite-lived impairment assessment ranged from 16.0% to 17.5%, the royalty rates used ranged from 2.0% to 4.5% and the long-term growth rate used to estimate the terminal value in the DCF analyses was 3.0% as of June 30, 2026.
Long-Lived Assets
Long-lived assets, other than goodwill and indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company recorded no impairments of its long-lived assets, other than goodwill and indefinite-lived intangible assets, as of June 30, 2026.
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

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the six months ended June 30, 2026.
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

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$114,181	$—	$—	$114,181
Total	$114,181	$—	$—	$114,181

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$241,946	$—	$—	$241,946
Total	$241,946	$—	$—	$241,946
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, leasehold improvements and equipment are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
See “Note 1—The Company and Summary of Significant Accounting Policies” for further discussion of the Company’s assessments of impairment of goodwill and indefinite-lived intangible assets.
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $338.0 million and $461.4 million at June 30, 2026 and December 31, 2025, respectively.
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
As a result of the reduction in workforce, the Company estimates that it will incur approximately $30.0 million in total restructuring charges, of which $12.8 million was recorded in the fourth quarter of 2025, $14.9 million was recorded in the first quarter of 2026 and $0.8 million was recorded in the second quarter of 2026, for a cumulative total of $28.5 million. The $7.0 million remaining restructuring liability is included within accrued expenses and other current liabilities within the Company’s consolidated balance sheet and the restructuring charges are recorded to restructuring within the consolidated statement of operations as of June 30, 2026. The restructuring charges consist primarily of severance payments, employee benefits and related costs.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents accrued restructuring activities related to employee severance and benefit arrangements:

June 30, 2026
(In thousands)
Balance as of January 1, 2026	$12,806
Accruals and adjustments	15,697
Cash payments	(21,467)
Balance as of June 30, 2026	$7,036
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Goodwill	$662,088	$890,066
Intangible assets with indefinite lives	157,075	167,142
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the six months ended June 30, 2026:

	Balance at December 31, 2025	Impairments	Foreign Currency Translation	Balance at June 30, 2026
	(In thousands)
U.S.	$812,330	$(225,628)	$—	$586,702
International	77,736	—	(2,350)	75,386
Total goodwill	$890,066	$(225,628)	$(2,350)	$662,088
In the second quarter of 2026, the Company determined that the carrying value of the U.S. reporting unit exceeded the fair value by $225.6 million resulting in a goodwill impairment charge of $225.6 million which is presented as a separate line item on the consolidated statement of operations during the three months ended June 30, 2026.
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2025:

	Balance at December 31, 2024	Foreign Currency Translation	Balance at December 31, 2025
	(In thousands)
U.S.	$812,330	$—	$812,330
International	71,110	6,626	77,736
Total goodwill	$883,440	$6,626	$890,066

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. Intangible assets with definite lives were fully amortized during the year ended December 31, 2023. At June 30, 2026 and December 31, 2025, intangible assets with definite lives are as follows:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Technology	$79,544	$(79,544)	$—	5.6
Trade names	1,376	(1,376)	—	5.0
Total	$80,920	$(80,920)	$—	5.6

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Technology	$82,234	$(82,234)	$—	5.5
Professional relationships	5,619	(5,619)	—	2.5
Trade names	1,376	(1,376)	—	5.0
Total	$89,229	$(89,229)	$—	5.3
In the second quarter of 2026, the Company identified an impairment charge of $9.6 million related to a certain indefinite-lived trade name at the U.S. reporting unit. The impairment of the indefinite-lived intangible asset is included in “Impairment of intangibles” in the statement of operations.
See “Note 1—The Company and Summary of Significant Accounting Policies” for further discussion of the Company’s assessments of impairment of goodwill and indefinite-lived intangible assets.
NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2026	December 31, 2025
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$400,000	$500,000
Less: unamortized debt issuance costs	1,525	2,333
Total long-term debt, net	$398,475	$497,667

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At June 30, 2026 and December 31, 2025, there were no limitations pursuant thereto.
During the three and six months ended June 30, 2026, the Company repurchased a total of $73.4 million and $100.0 million aggregate principal amount of the ANGI Group Senior Notes, maturing in 2028, for total cash consideration, including $0.5 million and $0.7 million, respectively, of accrued and unpaid interest, for $68.0 million and $91.9 million, respectively. The repurchases of the ANGI Group Senior Notes resulted in an aggregate net gain on extinguishment of debt of $5.6 million and $8.4 million, which is included in other income, net in the consolidated statement of operations for the three and six months ended June 30, 2026, respectively.
The Revolving Credit Facility
On November 6, 2025, ANGI Group, LLC entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for a senior secured revolving facility in an aggregate principal amount of $175.0 million (the “Revolving Facility”), including a letter of credit sublimit of up to $25.0 million. The Revolving Facility matures on November 6, 2030, provided that the maturity date shall at all times be no later than the 91st day prior to the maturity date of the 3.875% Senior Notes. At June 30, 2026, there were no outstanding borrowings under the Revolving Facility.
Loans under the Revolving Facility will bear interest, based on either the Alternate Base Rate or the Term SOFR Rate, plus the Applicable Rate, which is initially 1.75% per annum for Alternate Base Rate Loans and 2.75% per annum for Term SOFR Rate Loans and thereafter is determined in accordance with the Pricing Grid (as defined in the Credit Agreement). Undrawn amounts under the Revolving Facility accrue a commitment fee in accordance with the Pricing Grid with an initial rate per annum of 0.40% at June 30, 2026.
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

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the components of accumulated other comprehensive income, which exclusively consists of foreign currency translation adjustment:

	Three Months Ended June 30,
	2026	2025
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at April 1	$5,760	$384
Other comprehensive (loss) income	(2,212)	5,966
Balance at June 30	$3,548	$6,350

	Six Months Ended June 30,
	2026	2025
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at January 1	$5,938	$(2,495)
Other comprehensive (loss) income	(2,390)	8,845
Balance at June 30	$3,548	$6,350
At June 30, 2026 and 2025, there was no tax benefit or provision on the accumulated other comprehensive income.
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

Disaggregated Revenue
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenue:
U.S.	$215,375	$245,531	$417,873	$458,086
International	32,628	32,690	68,280	66,048
Total	$248,003	$278,221	$486,153	$524,134

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
U.S.:
Lead revenue	$196,293	$154,207	$380,725	$269,596
Advertising revenue	—	64,247	(46)	135,893
Services revenue	13,347	19,302	26,129	36,213
Membership subscription revenue	5,683	7,712	10,985	16,274
Other revenue	52	63	80	110
Total U.S. Revenue	215,375	245,531	417,873	458,086
International:
Lead revenue	31,167	32,308	66,196	64,390
Membership subscription revenue	—	—	—	838
Other revenue	1,461	382	2,084	820
Total International Revenue	32,628	32,690	68,280	66,048
Total revenue	$248,003	$278,221	$486,153	$524,134
Segment Expenses
The following table presents the significant expenses included in the Company’s segment reporting performance measure, Segment Adjusted EBITDA, that are regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
U.S.
Consumer marketing expense (a)	$95,089	$92,854	$187,853	$158,130
Fixed expense (b)	35,334	49,633	70,431	97,755
Pro acquisition expense (c)	31,792	35,131	62,330	74,175
Variable expense (d)	21,561	27,983	42,325	54,528
Cost of revenue (e)	10,122	12,351	18,341	24,349
Total U.S. expenses	193,898	217,952	381,280	408,937
International
Fixed expense (b)	7,249	11,886	13,850	23,537
Variable expense (d)	4,796	6,034	10,760	11,379
Consumer marketing expense (a)	7,559	4,726	16,359	9,687
Pro acquisition expense (c)	4,706	3,827	9,730	8,117
Cost of revenue (e)	1,547	791	3,021	1,808
Total International expenses	25,857	27,264	53,720	54,528
Total expenses	$219,755	$245,216	$435,000	$463,465
Pro acquisition expense for the three months ended June 30, 2026 excludes $2.2 million of commissions capitalized in the same period and includes $3.0 million of amortization of capitalized commissions from prior periods. Pro acquisition expense for the three months ended June 30, 2025 excludes $2.4 million of commissions capitalized in the same period and includes $7.8 million of amortization of capitalized commissions from prior periods.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pro acquisition expense for the six months ended June 30, 2026 excludes $5.0 million of commissions capitalized in the same period and includes $6.3 million of amortization of capitalized commissions from prior periods. Pro acquisition expense for the six months ended June 30, 2025 excludes $5.8 million of commissions capitalized in the same period and includes $16.9 million of amortization of capitalized commissions from prior periods.
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
(b) Fixed expense includes (i) compensation expense, excluding stock-based compensation, and other employee-related costs for personnel engaged in (a) the design, development, testing, and enhancement of product offerings and related technology and (b) executive management, finance, legal, tax, marketing and human resources functions, (ii) software license and maintenance costs, (iii) rent expense and facilities costs (including impairments of ROU assets), (iv) fees for professional services and (v) outsourced personnel costs for personnel engaged in product development.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Segment Adjusted EBITDA:
U.S.	$21,477	$27,581	$36,593	$49,147
International	6,771	5,424	14,560	11,522
Total Segment Adjusted EBITDA	$28,248	$33,005	$51,153	$60,669

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles total Segment Adjusted EBITDA to earnings before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Total Segment Adjusted EBITDA	$28,248	$33,005	$51,153	$60,669
Stock-based compensation expense	(4,956)	(5,054)	(7,708)	(2,767)
Depreciation	(21,039)	(10,278)	(35,733)	(20,226)
Restructuring	(774)	—	(15,697)	—
Goodwill impairment	(225,628)	—	(225,628)	—
Impairment of intangibles	(9,600)	—	(9,600)	—
Interest expense	(4,807)	(5,051)	(10,137)	(10,095)
Other income, net	6,971	4,819	12,070	9,647
Earnings before income taxes	$(231,585)	$17,441	$(241,280)	$37,228

Capital Expenditures

The following table presents capital expenditures as viewed by the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Capital expenditures:
U.S.	$13,187	$12,093	$26,709	$24,667
International	1,819	157	4,022	157
Total	$15,006	$12,250	$30,731	$24,824

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asset information at the reportable segment level is not regularly provided to the Company’s CODM because the Company manages capital expenditures on a consolidated basis.
Geographic Information
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenue:
United States	$215,346	$245,540	$417,839	$458,035
All other countries	32,657	32,681	68,314	66,099
Total	$248,003	$278,221	$486,153	$524,134

	June 30, 2026	December 31, 2025
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$104,811	$113,647
All other countries	12,469	10,787
Total	$117,280	$124,434
NOTE 8—INCOME TAXES
Through March 31, 2025, the Company was included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In the periods through March 31, 2025, the income tax provision and/or benefit has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision or benefit computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders’ equity and financing activities within the consolidated statement of cash flows. Based on the tax sharing agreement, Angi has a $9.5 million payable to IAC as of June 30, 2026.
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
For the three and six months ended June 30, 2026, the Company recorded an income tax benefit of $0.9 million and $1.6 million, respectively. The effective income tax rate is lower than the statutory rate of 21% primarily due to the impact of a goodwill impairment charge, which is primarily permanently non-deductible for income tax purposes, for which no corresponding tax benefit was recorded.
For the three months ended June 30, 2025, the Company recorded an income tax provision of $6.5 million which represents an effective income tax rate of 38%. The effective income tax rate is higher than the statutory rate of 21% due primarily to

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
foreign income taxed at different rates and state taxes, partially offset by research credits. For the six months ended June 30, 2025, the Company recorded an income tax provision of $11.2 million which represents an effective income tax rate of 30%, respectively. The effective income tax rate is higher than the statutory rate of 21% due primarily to foreign income taxed at different rates, tax shortfalls generated by the vesting of stock-based awards and state taxes, partially offset by research credits.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest are not material and there are currently no accruals for penalties.
The Company’s income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service has initiated an audit of IAC’s federal income tax return for fiscal year ending December 31, 2023, which includes operations of Angi legal entities. As of Q2 2026 there was no change to the Company’s financial statements as a result of any ongoing global audits. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2016.
At June 30, 2026 and December 31, 2025, the Company has unrecognized tax benefits, including interest, of $14.1 million. If unrecognized tax benefits at June 30, 2026 are subsequently recognized, the income tax provision would be reduced by $13.0 million. The comparable amount as of December 31, 2025 is $12.9 million.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. The Company expects to fully utilize its gross deferred tax assets on a more likely than not basis, except in certain jurisdictions.
NOTE 9—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(230,667)	$(230,667)	$10,897	$10,897

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	40,459	40,459	47,224	47,224
Dilutive securities (a) (b)	—	—	—	456
Denominator for (loss) earnings per share—weighted average shares	40,459	40,459	47,224	47,680

(Loss) Earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
(Loss) Earnings per share	$(5.70)	$(5.70)	$0.23	$0.23

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(239,645)	$(239,645)	$26,003	$26,003

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	40,306	40,306	48,494	48,494
Dilutive securities (a) (b)	—	—	—	571
Denominator for (loss) earnings per share—weighted average shares	40,306	40,306	48,494	49,065

(Loss) Earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
(Loss) Earnings per share	$(5.95)	$(5.95)	$0.54	$0.53
________________________
(a)    If the effect is dilutive, the denominator for diluted (loss) earnings per share include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”) and market-based awards (“MSUs”). For the three and six months ended June 30, 2026 and 2025, 4.7 million and 1.5 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted (loss) earnings per share because their inclusion would have been anti-dilutive.
(b)    MSUs and performance-based awards (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of MSUs and PSUs are included in the denominator for (loss) earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the MSUs and PSUs is dilutive for the respective reporting periods. For the three and six months ended June 30, 2026 and 2025, 0.3 million and 0.3 million underlying MSUs and PSUs, respectively, were excluded from the calculation of diluted (loss) earnings per share because the market or performance condition(s) had not been met as of June 30, 2026.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$188,701	$303,701	$362,477	$416,434
Restricted cash included in other non-current assets	—	—	—	111
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$188,701	$303,701	$362,477	$416,545
Restricted cash included in “Other non-current assets” in the consolidated balance sheets for all periods presented above primarily consisted of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2026 and 2025:

	2026	2025
	(In thousands)
Balance at January 1	$15,890	$20,504
Current period provision for credit losses	20,819	24,043
Write-offs charged against the allowance for credit loss	(17,169)	(26,029)
Recoveries collected	1,954	2,254
Other	(96)	508
Balance at June 30	$21,398	$21,280
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the consolidated balance sheet:

Asset Category	June 30, 2026	December 31, 2025
	(In thousands)
Capitalized software, leasehold improvements, and equipment	$215,248	$222,024
Intangible assets	$80,920	$89,229

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest income	$1,639	$3,878	$4,147	$8,192
Gain on extinguishment of debt	5,642	—	8,381	—
Other	(310)	941	(458)	1,455
Other income, net	$6,971	$4,819	$12,070	$9,647
NOTE 11—CONTINGENCIES
In the ordinary course of business, the Company is subject to various lawsuits and other contingent matters. The Company establishes accruals for specific legal and other matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal and other matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including unrecognized tax benefits and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 8—Income Taxes” for information related to unrecognized tax benefits.
NOTE 12—RELATED PARTY TRANSACTIONS
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
On March 3, 2025, IAC settled equity awards denominated in shares of one of the Company’s subsidiaries in IAC common stock. Pursuant to the terms of the employee matters agreement, the Company reimbursed IAC for the cost of those shares by issuing to IAC 120,350 shares of Class A Common Stock. On March 4, 2025, Angi also canceled equity awards denominated in the shares of one of its subsidiaries and issued 113,823 RSUs to holders of those awards. At June 30, 2026, there were no equity awards denominated in shares of the Company’s subsidiaries outstanding.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company subleased office space to IAC and pursuant to a lease agreement charged rent of $0.1 million for both the three and six months ended June 30, 2025. In May 2025, IAC terminated its sublease of office space from Angi.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
Angi Inc. (with its subsidiaries, “Angi,” the “Company,” “we,” “our,” or “us”) connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 106,000 Average Monthly Active Pros (as defined below) in the U.S. during the three months ended June 30, 2026. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 15 million projects during the twelve months ended June 30, 2026.
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
Distribution
On March 31, 2025, People Incorporated, formerly known as IAC Inc. (“IAC”), completed the spin-off of its ownership in the Company through a special dividend of the common stock of the Company owned by IAC to the holders of IAC common stock and IAC Class B common stock (the “Distribution”). Prior to the effective time of the Distribution, IAC voluntarily converted all of the shares of our Class B Common Stock that it owned to shares of Class A Common Stock. As a result of this conversion, there are no longer any shares of our Class B Common Stock outstanding. After completion of the Distribution, IAC has no ownership in the Company, there are no shares of Class B Common Stock outstanding, and the only class of Angi capital stock with shares outstanding is Class A Common Stock.
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
•U.S. Revenue – comprised of revenue generated within the U.S. segment, including Lead revenue for consumer matches, revenue from Pros under contract for advertising, membership subscription revenue from Pros and consumers, and revenue from pre-priced offerings by which the consumer requests services through a Company platform and the Company connects them with a Pro to perform the service.
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
•ANGI Group Senior Notes – on August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year. At June 30, 2026, $400.0 million of the 3.875% Senior Notes remain outstanding.
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
•Goodwill impairment – consists of non-cash charges recorded when the estimated fair value of a reporting unit is less than the carrying value of its net assets, including goodwill.

•Impairment of intangibles – consists of the impairment charges related to indefinite-lived intangible assets, in each case acquired through business combinations, recorded when the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, and in each case are not indicative of ongoing operating performance.
Non-GAAP financial measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.

Results of Operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.” Included below are year-over-year comparisons between the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025.
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
U.S.
Lead revenue	$196,293	$154,207	$42,086	27%	$380,725	$269,596	$111,129	41%
Advertising revenue	—	64,247	(64,247)	NM	(46)	135,893	(135,939)	NM
Services revenue	13,347	19,302	(5,955)	(31)%	26,129	36,213	(10,084)	(28)%
Membership subscription revenue	5,683	7,712	(2,029)	(26)%	10,985	16,274	(5,289)	(32)%
Other revenue	52	63	(11)	(17)%	80	110	(30)	(27)%
Total U.S. Revenue	215,375	245,531	(30,156)	(12)%	417,873	458,086	(40,213)	(9)%
International Revenue	32,628	32,690	(62)	—%	68,280	66,048	2,232	3%
Total revenue	$248,003	$278,221	$(30,218)	(11)%	$486,153	$524,134	$(37,981)	(7)%

Percentage of Total Revenue:
U.S.	87%	88%			86%	87%
International	13%	12%			14%	13%
Total revenue	100%	100%			100%	100%

U.S. Revenue by Source:
Proprietary Revenue	$198,146	$219,248	$(21,102)	(10)%	$383,501	$392,599	$(9,098)	(2)%
Network Revenue	$17,229	$26,283	$(9,054)	(34)%	$34,372	$65,487	$(31,115)	(48)%
Total U.S. Revenue	$215,375	$245,531	$(30,156)	(12)%	$417,873	$458,086	$(40,213)	(9)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(In thousands, rounding differences may occur)
U.S. Operating metrics:
Service Requests
Proprietary	4,037	4,118	(81)	(2)%	7,291	6,891	400	6%
Network	274	444	(170)	(38)%	541	1,032	(491)	(48)%
Total	4,311	4,562	(251)	(6)%	7,832	7,923	(91)	(1)%

Leads
Proprietary	4,451	4,980	(529)	(11)%	8,499	8,570	(71)	(1)%
Network	387	597	(210)	(35)%	761	1,409	(648)	(46)%
Total	4,838	5,577	(739)	(13)%	9,261	9,979	(718)	(7)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	$ Change	% Change
	(In thousands)
U.S. Pro metrics:
Acquired Pros	27	24	3	13%	50	47	3	6%
Average Monthly Active Pros	106	126	(21)	(17)%	105	130	(25)	(19)%
__________________
NM = Not meaningful

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
U.S. Revenue decreased by $30.2 million, or 12%, due primarily to macroeconomic conditions causing a reduction in Pro spend and utilization of available Pro capacity with a corresponding 10% decrease in Proprietary Revenue, reflecting a shift in homeowner demand toward lower-consideration categories, and a 34% decrease in Network Revenue, reflecting the continued shift in consumer traffic following the homeowner choice transition implemented in January 2025.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
U.S. Revenue decreased by $40.2 million, or 9%, due primarily to a 48% decrease in Network Revenue, reflecting the continued shift in consumer traffic following the homeowner choice transition implemented in January 2025, and a 2% decrease in Proprietary Revenue, reflecting a shift in homeowner demand toward lower-consideration categories amid unstable macroeconomic conditions and a corresponding reduction in Pro spend and utilization of available Pro capacity.
International Revenue increased by $2.2 million, or 3%, driven primarily by stronger Euro and British Pound foreign exchange rates relative to the U.S. Dollar.
Cost of revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$11,669	$13,142	$(1,473)	(11)%	$21,362	$26,157	$(4,795)	(18)%
As a percentage of revenue	5%	5%			4%	5%
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
U.S. cost of revenue decreased $2.2 million, or 18%, and remained constant as a percentage of revenue, due primarily to decreases of $1.1 million in sales tax expense, $0.4 million in credit card processing fees, and $0.2 million in hosting fees.
International cost of revenue increased $0.8 million, or 96%, and increased as a percentage of revenue by 2%, due primarily to an increase of $0.6 million in hosting fees.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
U.S. cost of revenue decreased $6.0 million, or 25%, and decreased as a percentage of revenue by 1%, due primarily to decreases of $2.5 million in sales tax expense and $1.8 million in hosting fees.
International cost of revenue increased $1.2 million, or 67%, and increased as a percentage of revenue by 2%, due primarily to an increase of $1.1 million in hosting fees.
Gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Revenue	$248,003	$278,221	$(30,218)	(11)%	$486,153	$524,134	$(37,981)	(7)%
Cost of revenue (exclusive of depreciation shown separately below)	11,669	13,142	(1,473)	(11)%	21,362	26,157	(4,795)	(18)%
Gross profit	$236,334	$265,079	$(28,745)	(11)%	$464,791	$497,977	$(33,186)	(7)%

Gross margin	95%	95%		—%	96%	95%		1%
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
Gross profit decreased $28.7 million, or 11%, due primarily to the decrease in revenue partially offset by the decrease in cost of revenue as described above.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Gross profit decreased $33.2 million, or 7%, due primarily to the decrease in revenue partially offset by the decrease in cost of revenue as described above.
Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$142,256	$139,453	$2,803	2%	$282,189	$257,994	$24,195	9%
As a percentage of revenue	57%	50%			58%	49%
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
U.S. selling and marketing expense decreased $1.7 million, or 1%, due primarily to decreases in compensation expense of $4.1 million and service guarantee expense of $1.4 million, partially offset by an increase in advertising expense of $4.2 million. The decrease in compensation expense reflects headcount reductions, and the decrease in service guarantee expense reflects lower revenue from guaranteed service jobs. The increase in advertising expense reflects higher investment in television and online advertising to drive the service request volume of the Proprietary channel compared to that of the Network channel.
International selling and marketing expense increased $4.5 million, or 52%, due primarily to an increase in advertising expense of $2.3 million. The increase in advertising expense is due to higher television advertising spend.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
U.S. selling and marketing expense increased $14.4 million, or 6%, due primarily to an increase in advertising expense of $34.6 million, partially offset by decreases in compensation expense of $16.4 million, service guarantee expense of $2.9 million, and software maintenance costs of $0.6 million. The increase in advertising expense reflects higher investment in television and online advertising to drive Proprietary channel service request volume compared to the Network channel. The decrease in compensation expense reflects headcount reductions, the decrease in service guarantee expense reflects lower revenue from guaranteed service jobs, and the decrease in software maintenance costs reflects the rationalization of software vendor contracts following the restructuring announced in January 2026.
International selling and marketing expense increased $9.8 million, or 53%, due primarily to an increase in advertising expense of $6.8 million. The increase in advertising expense is due to higher television advertising spend.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$59,885	$74,081	$(14,196)	(19)%	$117,816	$131,400	$(13,584)	(10)%
As a percentage of revenue	24%	27%			24%	25%
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
U.S. general and administrative expense decreased $13.0 million, or 21%, due primarily to decreases in compensation expense of $9.3 million, provision for credit losses of $1.3 million, and third-party wages of $1.1 million. The decrease in compensation expense primarily reflects headcount reductions. The decrease in the provision for credit losses was primarily due to lower revenue and improved collection rates. The decrease in third-party wages was primarily due to reduced costs related to customer support services.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
U.S. general and administrative expense decreased $12.4 million, or 11%, due primarily to decreases in compensation expense of $3.9 million, provision for credit losses of $2.8 million, and third-party wages of $2.3 million. The decrease in compensation expense primarily reflects headcount reductions. The decrease in the provision for credit losses was primarily due to lower revenue and improved collection rates. The decrease in third-party wages was primarily due to reduced costs related to customer support services.
Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Product development expense	$10,901	$23,594	$(12,693)	(54)%	$21,341	$50,681	$(29,340)	(58)%
As a percentage of revenue	4%	8%			4%	10%
For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
Product development expense decreased $12.7 million, or 54%, and decreased $29.3 million, or 58%, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The decrease is due primarily to the reduction of the Company’s global workforce by approximately 350 employees in order to reduce operating expenses and optimize the organizational structure in support of long-term growth. Refer to “Note 3—Restructuring” for a summary of the activities related to restructuring for the three and six months ended June 30, 2026.
Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Depreciation	$21,039	$10,278	$10,761	105%	$35,733	$20,226	$15,507	77%
As a percentage of revenue	8%	4%			7%	4%
For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
Depreciation increased $10.8 million, or 105%, and increased $15.5 million, or 77% for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. This increase is due to the increase in the Company’s capitalized software spend over the prior year and accelerated depreciation recognized on certain capitalized software assets as a result of the planned deprecation of our legacy technology platform.

Restructuring

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Restructuring	$774	$—	$774	NM	$15,697	$—	$15,697	NM
As a percentage of revenue	—%	—%			3%	—%
For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
Restructuring increased $0.8 million and $15.7 million, for the three and six months ended June 30, 2026, respectively, due to a reduction of the Company’s global workforce by approximately 350 employees in order to reduce operating expenses and optimize the organizational structure in support of long-term growth. Refer to “Note 3—Restructuring” for a summary of the activities related to restructuring for the three and six months ended June 30, 2026.
Goodwill impairment

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Goodwill impairment	$225,628	$—	$225,628	NM	$225,628	$—	$225,628	NM
As a percentage of revenue	91%	—%			46%	—%
For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
The Company recorded an impairment charge during the three months ended June 30, 2026 related to goodwill at the U.S. reporting unit. Refer to “Note 1—The Company and Summary of Significant Accounting Policies” for more information.
Impairment of Intangibles

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Impairment of intangibles	$9,600	$—	$9,600	NM	$9,600	$—	$9,600	NM
As a percentage of revenue	4%	—%			2%	—%
For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
The Company recorded an impairment charge during the three months ended June 30, 2026 related to indefinite-lived trade names at the U.S. reporting unit. Refer to “Note 1—The Company and Summary of Significant Accounting Policies” for more information.

Operating income

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
U.S.	$(239,012)	$12,706	$(251,718)	NM	$(250,239)	$26,663	$(276,902)	NM
International	5,263	4,967	296	6%	7,026	11,013	(3,987)	(36)%
Total	$(233,749)	$17,673	$(251,422)	NM	$(243,213)	$37,676	$(280,889)	NM

As a percentage of revenue	(94)%	6%			(50)%	7%
For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
Operating income decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, due primarily to the factors described above in the cost of revenue, selling and marketing, general and administrative, product development, depreciation, restructuring, goodwill impairment and impairment of intangibles expense discussions.

Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
U.S.	$21,477	$27,581	$(6,104)	(22)%	$36,593	$49,147	$(12,554)	(26)%
International	6,771	5,424	1,347	25%	14,560	11,522	3,038	26%
Total	$28,248	$33,005	$(4,757)	(14)%	$51,153	$60,669	$(9,516)	(16)%

As a percentage of revenue	11%	12%			11%	12%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
U.S. Adjusted EBITDA decreased $6.1 million, or 22%, to $21.5 million, and decreased as a percentage of revenue. The decrease was primarily driven by a decrease of revenue of $30.2 million and an increase in advertising spend. This was partially offset by lower general and administrative expense and product development expense due to the reduction of the Company’s global workforce.
International Adjusted EBITDA increased $1.3 million, or 25%, to $6.8 million, and increased as a percentage of revenue. The increase was primarily driven by an increase in revenue and decrease in product development expense due to the reduction of the Company’s global workforce, partially offset by higher selling and marketing expense due to an increase in advertising expense.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
U.S. Adjusted EBITDA decreased $12.6 million, or 26%, to $36.6 million, and decreased as a percentage of revenue. The decrease was primarily driven by an increase in advertising spend as the Company prioritized investment in Proprietary channels, along with a decline in legacy Network Revenue. These factors were partially offset by lower product development expense resulting from the reduction of the Company’s global workforce.
International Adjusted EBITDA increased $3.0 million, or 26%, to $14.6 million, and increased as a percentage of revenue. The increase was primarily driven by an increase in revenue and lower product development expense due to the reduction of the Company’s global workforce, partially offset by higher selling and marketing expense due to an increase in advertising expense.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands)
Interest expense	$(4,807)	$(5,051)	$(244)	(5)%	$(10,137)	$(10,095)	$42	—%
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 5—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”

Other income, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands)
Other income, net	$6,971	$4,819	$2,152	45%	$12,070	$9,647	$2,423	25%
For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
Other income, net, increased for the three and six months ended June 30, 2026 by $2.2 million and $2.4 million, or 45% and 25%, respectively. The increase for the three months ended June 30, 2026 was primarily driven by a $5.6 million gain on extinguishment of debt, partially offset by a decrease of $2.2 million in interest income and a increase of $1.3 million in foreign exchange losses. The increase for the six months ended June 30, 2026 was driven by a $8.4 million gain on extinguishment of debt, partially offset by a decrease of $4.0 million in interest income and a increase of $1.9 million in foreign exchange losses.

Income tax provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Income tax benefit (provision)	$918	$(6,544)	$7,462	NM	$1,635	$(11,225)	$12,860	NM
Effective income tax rate	—%	38%			1%	30%
For further details of income tax matters, see “Note 8—Income Taxes” to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
For the three and six months ended June 30, 2026, the Company recorded an income tax benefit of $0.9 million and $1.6 million, respectively. The effective income tax rate is lower than the statutory rate of 21% primarily due to the impact of a goodwill impairment charge, which is primarily permanently non-deductible for income tax purposes, for which no corresponding tax benefit was recorded.
For the three months ended June 30, 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to foreign income taxed at different rates and state taxes, partially offset by research credits. For the six months ended June 30, 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to foreign income taxed at different rates, tax shortfalls generated by the vesting of stock-based awards and state taxes, partially offset by research credits.

PRINCIPLES OF FINANCIAL REPORTING
We report Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is considered a primary segment measure of profitability and one of the metrics by which we evaluate the performance of our businesses, and on which our internal budgets are based, and may also impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
The following tables reconcile net earnings (loss) attributable to Angi shareholders to Adjusted EBITDA for the Company's reportable segments:

	Three Months Ended June 30, 2026
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Restructuring	Goodwill Impairment	Impairment of Intangibles	Adjusted EBITDA
	(In thousands)
U.S.	$(239,012)	$4,246	$20,122	$893	$225,628	$9,600	$21,477
International	5,263	710	917	(119)	—	—	6,771
Total	$(233,749)	$4,956	$21,039	$774	$225,628	$9,600	$28,248
Interest expense	(4,807)
Other income, net	6,971
Earnings before income taxes	(231,585)
Income tax benefit	918
Net loss attributable to Angi Inc. shareholders	$(230,667)

	Three Months Ended June 30, 2025
	Operating Income	Stock-Based Compensation Expense	Depreciation	Restructuring	Goodwill Impairment	Impairment of Intangibles	Adjusted EBITDA
	(In thousands)
U.S.	$12,706	$4,648	$10,227	$—	$—	$—	$27,581
International	4,967	406	51	—	—	—	5,424
Total	$17,673	$5,054	$10,278	$—	$—	$—	$33,005
Interest expense	(5,051)
Other income, net	4,819
Earnings before income taxes	17,441
Income tax provision	(6,544)
Net earnings attributable to Angi Inc. shareholders	$10,897

	Six Months Ended June 30, 2026
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Restructuring	Goodwill Impairment	Impairment of Intangibles	Adjusted EBITDA
	(In thousands)
U.S.	(250,239)	$6,454	$34,434	$10,716	$225,628	$9,600	$36,593
International	7,026	1,254	1,299	4,981	—	—	14,560
Total	(243,213)	$7,708	$35,733	$15,697	$225,628	$9,600	$51,153
Interest expense	(10,137)
Other income, net	12,070
Earnings before income taxes	(241,280)
Income tax benefit	1,635
Net loss attributable to Angi Inc. shareholders	$(239,645)

	Six Months Ended June 30, 2025
	Operating Income	Stock-Based Compensation Expense	Depreciation	Restructuring	Goodwill Impairment	Impairment of Intangibles	Adjusted EBITDA
	(In thousands)
U.S.	$26,663	$2,353	$20,131	$—	$—	$—	$49,147
International	11,013	414	95	—	—	—	11,522
Total	$37,676	$2,767	$20,226	$—	$—	$—	$60,669
Interest expense	(10,095)
Other income, net	9,647
Earnings before income taxes	37,228
Income tax provision	(11,225)
Net earnings attributable to Angi Inc. shareholders	$26,003

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	June 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents:
United States	$179,438	$296,283
All other countries	9,263	7,418
Total cash and cash equivalents	$188,701	$303,701

Long-term debt:
ANGI Group Senior Notes	$400,000	$500,000
Less: unamortized debt issuance costs	1,525	2,333
Total long-term debt, net	$398,475	$497,667
At June 30, 2026, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 5—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$9,338	$54,008
Investing activities	$(30,677)	$(24,749)
Financing activities	$(93,276)	$(83,157)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include depreciation, provision for credit losses, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), deferred income taxes, and impairment of intangibles.
2026
Adjustments to net earnings consist primarily of $225.6 million of goodwill impairment, $35.7 million of depreciation, $9.6 million of impairment of intangibles, $7.7 million of stock-based compensation expense, and $3.8 million of non-cash lease expense, partially offset by a $8.4 million net gain of extinguishment of debt and $2.3 million of deferred income taxes. The decrease in cash from changes in working capital consists primarily of a decrease of $10.8 million in accounts payable and other liabilities, a decrease of $9.4 million in operating lease liabilities, an increase in accounts receivable, net, of $3.9 million which includes the non-cash impact from the provision for credit losses of $20.8 million and excludes foreign currency impact of $0.3 million, a decrease of $3.7 million in income taxes payable and receivable, partially offset by a decrease of $3.1 million in other assets and an increase of $0.9 million in deferred revenue. The increase in accounts receivable was due primarily to timing of invoicing and cash receipts. The decrease in accounts payable and other liabilities was due primarily to payments of compensation previously accrued and interest. The decrease in operating lease liabilities was due to cash payments on leases net of interest accretion. The decrease in other assets was due primarily to the amortization of prepaid balances in excess of new prepayments made during the period. The increase in deferred revenue was due primarily to changes in the timing of billings and revenue recognized.
Net cash used in investing activities includes capital expenditures of $30.7 million primarily related to investments in capitalized software to support the Company’s products and services.

Net cash used in financing activities includes $91.2 million for the repurchase of ANGI Group Senior Notes and $2.1 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

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
Liquidity and Capital Resources
Debt
As of December 31, 2025, we had $500.0 million aggregate principal amount of 3.875% senior notes due August 15, 2028 (the “ANGI Group Senior Notes”). During the first and second quarter of 2026, ANGI Group repurchased a portion of the outstanding principal amount of ANGI Group Senior Notes, as further described below. As of June 30, 2026, $400 million aggregate principal amount of ANGI Group Senior Notes remained outstanding. Interest on the ANGI Group Senior Notes is paid semi-annually in arrears on February 15 and August 15 of each year. In December 2025, ANGI Group amended the indenture governing the ANGI Group Senior Notes to add certain U.S. subsidiaries of ANGI Group that are guarantors under the Credit Agreement (defined below) as additional guarantors under such indenture.
In November 2025, ANGI Group entered into a credit agreement (the “Credit Agreement”), with the lenders and issuing lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for a senior secured revolving facility in an aggregate principal amount of $175.0 million, including a letter of credit sublimit of up to $25.0 million (the “Revolving Facility”). While the Revolving Facility has a stated maturity of November 6, 2030, the Credit Agreement provides that the maturity date will at all times be no later than the 91st day prior to the maturity date of the ANGI Group Senior Notes. As a result, unless the ANGI Group Senior Notes are repaid or refinanced prior to that date, the maturity of the Revolving Facility will accelerate to May 16, 2028. As of June 30, 2026, there were no outstanding borrowings under the Revolving Facility. For additional details, see “Note 5—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
Debt Repurchase Activity
During the three and six months ended June 30, 2026, the Company repurchased a total of $73.4 million and $100.0 million aggregate principal amount, respectively, of the ANGI Group Senior Notes, maturing in 2028, for total cash consideration, including $0.5 million and $0.7 million, respectively, of accrued and unpaid interest, for $68.0 million and $91.9 million, respectively. The repurchases of the ANGI Group Senior Notes resulted in an aggregate net gain on extinguishment of debt of $5.6 million and $8.4 million, which is included in other income, net in the consolidated statement of operations for the three and six months ended June 30, 2026, respectively.

Contractual Obligations
As of June 30, 2026, there were no material changes outside the ordinary course of business to the Company’s contractual obligations disclosures as of December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Capital Expenditures
The Company’s 2026 capital expenditures are expected to be consistent with 2025 capital expenditures of $59.6 million.
Liquidity Assessment
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
The Company believes its existing cash, cash equivalents, expected positive cash flows generated from operations, and if necessary, its borrowing capacity under the Revolving Facility, will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments, for the next twelve months. The Company may consider additional forms of liquidity. These forms of liquidity could subject us to operating and financial covenants that may restrict our business activities, including the incurrence of additional indebtedness, investments and certain payments. From time to time, we may also elect to raise additional capital through the sale of additional equity or debt financing to fund business activities such as strategic acquisitions, share repurchases, or other purposes.

Additional financing may not be available on terms favorable to the Company or at all, and may also be impacted by any disruptions in the financial markets. In addition, the Company’s existing indebtedness could limit its ability to obtain additional financing.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments, and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. Our significant accounting policies are described in Note 1—The Company and Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report. There have been no material changes to our critical accounting estimates since our Annual Report, except as described below.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The Company’s U.S. and International reporting units are separate operating segments. See “Note 7—Segment Information” for additional information regarding the Company’s method of determining operating and reportable segments.
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value.
If the conclusion of our qualitative assessment is that there are indicators of impairment and a quantitative test is required, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company’s reporting unit that is being tested to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment equal to the excess is recorded. During the second quarter of 2026, the Company concluded that the continued decrease in stock price and market capitalization since December 31, 2025 constituted a triggering event such that the Company performed quantitative impairment assessments of its goodwill and indefinite-lived intangible assets as of May 31, 2026.
As a result of the quantitative impairment assessment, the Company determined that the carrying value of the U.S. reporting unit exceeded the fair value by $225.6 million, resulting in a goodwill impairment charge of $225.6 million which is presented as a separate line item on the consolidated statement of operations during the three and six months ended June 30, 2026. The estimated fair value of the International reporting unit exceeded its carrying value by approximately $200.0 million, or 70%, and accordingly no goodwill impairment was recorded during the three and six months ended June 30, 2026.
The fair value of the Company's reporting units was determined using both an income approach based on discounted cash flows (“DCF”) and a market approach. The income approach and market approach were each weighted 50% in determining the concluded fair value of each reporting unit. The fair value measurements used in the quantitative impairment tests are classified as Level 3 measurements within the fair value hierarchy, as they incorporate significant unobservable inputs.
Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows, discount rates, and the long-term growth rate used to estimate terminal value. The expected cash flows used in the DCF analyses were based on the Company’s most recent forecast, and for years beyond the periods covered by the forecast, the Company’s estimates of forecasted long-term growth rates. The discount rates used in the DCF analyses are intended to reflect the risks, which consider macroeconomic and industry specific factors, inherent in the expected future cash flows of the respective reporting units. The discount rates used in the quantitative tests as of June 30, 2026 for determining the fair value of the Company’s U.S. and International reporting units were 16.0% and 17.5%, respectively. The long-term growth rate used to estimate terminal value in the DCF analyses as of June 30, 2026 was 3.0% for the U.S. and International reporting units.
Following the impairment charge, the carrying value of the U.S. reporting unit's goodwill equals its approximate fair value as of June 30, 2026. Accordingly, any adverse change in key assumptions could result in additional impairment. A 100 basis point increase in the discount rate would result in approximately $35.0 million of additional impairment. A 100 basis point decrease in the long-term growth rate would result in approximately $20.0 million of additional impairment.
Determining fair value using a market approach considers multiples of financial metrics based on EBITDA trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. The EBITDA trading multiples used in the quantitative test as of June 30, 2026 for determining the fair value of the Company’s U.S. reporting unit were between 6.5x and 8.5x. The trading multiples used in the quantitative test as of June 30, 2026 for determining the fair value of the Company’s International reporting unit were between 6.5x and 10.0x.
In the second quarter of 2026, the Company identified an impairment charge of $9.6 million related to a certain indefinite-lived trade name at the U.S. reporting unit. The discount rate used to value this trade name was 16.0%, the royalty rate was

2.0% and a long-term growth rate of 3.0%. The impairment of the indefinite-lived intangible asset is included in “Impairment of intangibles” in the statement of operations. No other indefinite-lived intangible assets were impaired as a result of the assessment.
The Company determines the fair value of indefinite-lived intangible assets using a relief from royalty DCF valuation analysis. The fair value measurements used in the quantitative relief from royalty DCF valuations are classified as Level 3 measurements within the fair value hierarchy, as they incorporate significant unobservable inputs. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future revenue. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The expected cash flows used in the relief from royalty analyses were based on the Company’s most recent forecast, and for years beyond the periods covered by the forecast, the Company’s estimates of forecasted long-term growth rates. The discount rates used in the Company’s indefinite-lived impairment assessment ranged from 16.0% to 17.5%, the royalty rates used ranged from 2.0% to 4.5% and the long-term growth rate used to estimate the terminal value in the DCF analyses was 3.0% as of June 30, 2026.
Following the impairment charge, the carrying value of the indefinite-lived trade names equals its fair value as of June 30, 2026. Accordingly, any adverse change in key assumptions could result in additional impairment. A 100 basis point increase in the discount rate would result in approximately $0.4 million of additional impairment. A 100 basis point decrease in the royalty rate would result in approximately $2.4 million of additional impairment. A 100 basis point decrease in the long-term growth rate would result in approximately $0.2 million of additional impairment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2026, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
During the three months ended June 30, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Except as set forth below, there have been no material changes to the risk factors disclosed in “Item 1A—Risk Factors” of our Annual Report. The risk factor set forth below supplements, and should be read together with, the risk factors discussed under “Item 1A—Risk Factors” of our Annual Report, any or all of which could materially and adversely affect the Company’s business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect the Company’s business, financial condition and/or results of operations.
Goodwill and indefinite-lived intangible assets are a material component of our balance sheet, and impairments of these assets could have a significant impact on our financial condition and results of operations.

Goodwill and indefinite-lived intangible assets represent a significant portion of our total assets. We assess goodwill and indefinite-lived intangible assets for impairment annually and more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset has declined below its carrying value. If the carrying value of a reporting unit or an indefinite-lived intangible asset exceeds its estimated fair value, an impairment charge is recorded for the excess, which would reduce our net income and could have a material adverse effect on our business, financial condition or results of operations.

During the second quarter of 2026, we concluded that the continued decline in our stock price and market capitalization constituted a triggering event and performed interim quantitative impairment assessments. As a result, we recorded a goodwill impairment charge of $225.6 million related to our U.S. reporting unit and an impairment charge of $9.6 million related to a certain indefinite-lived trade name at our U.S. reporting unit. If market and economic conditions or business performance deteriorate, the likelihood we could record another impairment charge would increase. Any impairment charge could materially and adversely affect our business, financial condition or results of operations, including by significantly reducing our net income.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended June 30, 2026.
Issuer Purchases of Equity Securities
None.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) during the three months ended June 30, 2026.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2017.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc. (effective as of March 17, 2021).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of June 13, 2024).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2024
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of March 21, 2025).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2025
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of March 31, 2025).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2025.
3.7	Amended and Restated Bylaws (as amended April 30, 2026).	Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026
10.1	Amended and Restated Angi Inc. 2017 Stock and Annual Incentive Plan.(1)	Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 10, 2026
10.2	Form of Notice and Terms and Conditions for Restricted Stock Units granted under the Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)(2)
10.3	Form of Notice and Terms and Conditions for Stock Options granted under the Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)(2)
10.4	Form of Notice and Terms and Conditions for Stock Appreciation Rights granted under the Angi Inc. Amended and Restated 2017 Stock and Annual Incentive Plan.(1)(2)
10.5	Employment Agreement between Michael Wanderer and Angi Inc., effective as of May 4, 2026.(1)(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema.(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(2)
101.DEF	Inline XBRL Taxonomy Extension Definition.(2)
101.LAB	Inline XBRL Taxonomy Extension Labels.(2)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated:	August 4, 2026
Angi Inc.

		By:	/s/ JULIE HOARAU
Julie Hoarau
Chief Financial Officer

Signature	Title	Date

/s/ JULIE HOARAU	Chief Financial Officer	August 4, 2026
Julie Hoarau