Form 10-Q
period 2026-09-30
Angi Inc.
filed 2026-11-03
CIK 1705110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 30, 2026, the following shares of the registrant’s common stock were outstanding:

Class A Common Stock	40,961,569
Class B Common Stock	—
Class C Common Stock	—
Total outstanding Common Stock	40,961,569

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

Angi Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$202,503	$303,701
Accounts receivable, net	34,052	33,054
Other current assets	24,553	29,627
Total current assets	261,108	366,382

Capitalized software, leasehold improvements and equipment, net	95,163	99,101
Goodwill	662,382	890,066
Intangible assets, net	157,136	167,142
Deferred income taxes	122,794	126,229
Other non-current assets, net	23,380	31,448
TOTAL ASSETS	$1,321,963	$1,680,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$39,730	$34,031
Deferred revenue	23,828	22,096
Accrued expenses and other current liabilities	137,412	166,311
Total current liabilities	200,970	222,438

Long-term debt, net	398,650	497,667
Deferred income taxes	1,194	1,498
Other long-term liabilities	23,024	31,399

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; authorized 2,000,000 shares; issued 55,138 and 54,282 shares, respectively, and outstanding 40,918 and 40,062, respectively	538	538
Class B convertible common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and no shares outstanding	—	—
Class C common stock, $0.001 par value; authorized 1,500,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,438,884	1,427,693
Accumulated deficit	(389,187)	(150,880)
Accumulated other comprehensive income	3,813	5,938
Treasury stock, 14,220 and 14,220 shares, respectively	(355,923)	(355,923)
Total shareholders’ equity	698,125	927,366
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,321,963	$1,680,368
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenue	$242,018	$265,633	$728,171	$789,767
Cost of revenue (exclusive of depreciation shown separately below)	10,653	12,460	32,015	38,617
Gross profit	231,365	253,173	696,156	751,150
Operating costs and expenses:
Selling and marketing expense	127,027	129,314	409,216	387,308
General and administrative expense	62,030	69,410	179,846	200,810
Product development expense	9,254	20,749	30,595	71,430
Depreciation	16,851	11,918	52,584	32,144
Restructuring	727	—	16,424	—
Goodwill impairment	—	—	225,628	—
Impairment of intangibles	—	—	9,600	—
Total operating costs and expenses	215,889	231,391	923,893	691,692
Operating income (loss)	15,476	21,782	(227,737)	59,458
Interest expense	(4,298)	(5,069)	(14,435)	(15,164)
Other income, net	1,897	4,090	13,967	13,737
Earnings (loss) before income taxes	13,075	20,803	(228,205)	58,031
Income tax provision	(11,737)	(10,198)	(10,102)	(21,423)
Net earnings (loss) attributable to Angi Inc. shareholders	$1,338	$10,605	$(238,307)	$36,608

Per share information attributable to Angi Inc. shareholders:
Basic earnings (loss) per share	$0.03	$0.24	$(5.90)	$0.78
Diluted earnings (loss) per share	$0.03	$0.23	$(5.90)	$0.77

Stock-based compensation expense by function:
Selling and marketing expense	$832	$748	$1,846	$2,192
General and administrative expense	7,657	3,983	13,827	773
Product development expense	645	1,251	1,169	5,784
Total stock-based compensation expense	$9,134	$5,982	$16,842	$8,749
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net earnings (loss)	$1,338	$10,605	$(238,307)	$36,608
Other comprehensive income (loss):
Change in foreign currency translation adjustment	265	(534)	(2,125)	8,311
Total other comprehensive income (loss)	265	(534)	(2,125)	8,311
Comprehensive income (loss) attributable to Angi Inc. shareholders	$1,603	$10,071	$(240,432)	$44,919
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2026
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value

									Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock
	$	Shares	$	Shares	$	Shares

Balance as of June 30, 2026	$538	54,712	$—	—	$—	—	$1,429,987	$(390,525)	$3,548	$(355,923)	$687,625
Net earnings	—	—	—	—	—	—	—	1,338	—	—	1,338
Other comprehensive income	—	—	—	—	—	—	—	—	265	—	265
Stock-based compensation expense	—	—	—	—	—	—	10,536	—	—	—	10,536
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	426	—	—	—	—	(1,570)	—	—	—	(1,570)
Other	—	—	—	—	—	—	(69)	—	—	—	(69)
Balance as of September 30, 2026	$538	55,138	$—	—	$—	—	$1,438,884	$(389,187)	$3,813	$(355,923)	$698,125

Balance as of December 31, 2025	$538	54,282	$—	—	$—	—	$1,427,693	$(150,880)	$5,938	$(355,923)	$927,366
Net loss	—	—	—	—	—	—	—	(238,307)	—	—	(238,307)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,125)	—	(2,125)
Stock-based compensation expense	—	—	—	—	—	—	21,003	—	—	—	21,003
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	856	—	—	—	—	(3,651)	—	—	—	(3,651)
Adjustment pursuant to the tax sharing agreement with IAC post-distribution	—	—	—	—	—	—	(273)	—	—	—	(273)
Other	—	—	—	—	—	—	(5,888)	—	—	—	(5,888)
Balance as of September 30, 2026	$538	55,138	$—	—	$—	—	$1,438,884	$(389,187)	$3,813	$(355,923)	$698,125

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2025
(Unaudited)

	Class A Common Stock $0.001 Par Value		Class B Convertible Common Stock $0.001 Par Value		Class C Common Stock $0.001 Par Value

									Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
							Additional Paid-in Capital	Accumulated Deficit		Treasury Stock
	$	Shares	$	Shares	$	Shares

Balance as of June 30, 2025	$537	54,074	$—	—	$—	—	$1,448,914	$(169,012)	$6,350	$(284,565)	$1,002,224
Net earnings	—	—	—	—	—	—	—	10,605	—	—	10,605
Other comprehensive loss	—	—	—	—	—	—	—	—	(534)	—	(534)
Stock-based compensation expense	—	—	—	—	—	—	7,541	—	—	—	7,541
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	66	—	—	—	—	(606)	—	—	—	(606)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(25,399)	(25,399)
Other	—	—	—	—	—	—	(64)	303	—	—	239
Balance as of September 30, 2025	$537	54,140	$—	—	$—	—	$1,455,785	$(158,104)	$5,816	$(309,964)	$994,070

Balance as of December 31, 2024	$113	11,295	$422	42,202	$—	—	$1,465,640	$(195,015)	$(2,495)	$(205,864)	$1,062,801
Net earnings	—	—	—	—	—	—	—	36,608	—	—	36,608
Other comprehensive income	—	—	—	—	—	—	—	—	8,311	—	8,311
Stock-based compensation expense	—	—	—	—	—	—	13,374	—	—	—	13,374
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	1	523	—	—	—	—	(6,852)	—	—	—	(6,851)
Issuance of common stock to IAC pursuant to the employee matters agreement	1	120	—	—	—	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(104,100)	(104,100)
Transfer and conversion of common shares related to IAC CEO Employment Transition Agreement	5	501	(5)	(501)	—	—	—	—	—	—	—
Conversion of shares related to the Distribution	417	41,701	(417)	(41,701)	—	—	—	—	—	—	—
Adjustment pursuant to the tax sharing agreement with IAC as part of the Distribution	—	—	—	—	—	—	(17,960)	—	—	—	(17,960)
Other	—	—	—	—	—	—	1,584	303	—	—	1,887
Balance as of September 30, 2025	$537	54,140	$—	—	$—	—	$1,455,785	(158,104)	$5,816	$(309,964)	$994,070

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(238,307)	$36,608
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	52,584	32,144
Provision for credit losses	30,134	37,273
Stock-based compensation expense	16,842	8,749
Non-cash lease expense (including impairment of right-of-use assets)	5,699	5,495
Deferred income taxes	2,364	16,894
Gain on extinguishment of debt	(8,381)	—
Goodwill impairment	225,628	—
Impairment of intangibles	9,600	—
Other adjustments, net	943	(1,255)
Changes in assets and liabilities:
Accounts receivable	(31,438)	(37,863)
Other assets	2,965	14,472
Accounts payable and other liabilities	(22,486)	(13,865)
Income taxes payable and receivable	1,815	(1,727)
Operating lease liabilities	(11,871)	(9,745)
Deferred revenue	1,761	(12,191)
Net cash provided by operating activities	37,852	74,989

Cash flows from investing activities:
Capital expenditures	(44,829)	(40,872)
Proceeds from sales of fixed assets	75	75
Net cash used in investing activities	(44,754)	(40,797)

Cash flows from financing activities:
Repurchases of debt	(91,195)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(2,394)	(6,907)
Purchases of treasury stock	—	(102,657)
Net cash used in financing activities	(93,589)	(109,564)

Total cash used	(100,491)	(75,372)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(707)	(484)
Net decrease in cash and cash equivalents and restricted cash	(101,198)	(75,856)
Cash and cash equivalents and restricted cash at beginning of period	303,701	416,545
Cash and cash equivalents and restricted cash at end of period	$202,503	$340,689
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Angi Inc. connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 101,000 Average Monthly Active Pros in the U.S. during the three months ended September 30, 2026. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 15 million projects during the trailing twelve months ended September 30, 2026.
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
The current and non-current deferred revenue balances at September 30, 2026 are $23.8 million and less than $0.1 million, respectively, and during the nine months ended September 30, 2026, the Company recognized $21.4 million of revenue that was included in the deferred revenue balance as of December 31, 2025.

The current and non-current deferred revenue balances at December 31, 2025 were $22.1 million and less than $0.1 million, respectively, and during the nine months ended September 30, 2025, the Company recognized $40.6 million of revenue that was included in the deferred revenue balance as of December 31, 2024.

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
If the conclusion of the Company’s qualitative assessment is that there are indicators of impairment and a quantitative test is required, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company’s reporting unit that is being tested to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment equal to the excess is recorded. During the second quarter of 2026, the Company concluded that the continued decrease in stock price and market capitalization since December 31, 2025 constituted a triggering event such that the Company performed quantitative impairment assessments of its goodwill and indefinite-lived intangible assets as of May 31, 2026.
During the three months ended September 30, 2026, the Company evaluated whether any events occurred or circumstances changed that would indicate it was more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset had declined below its carrying value. In making this evaluation, the Company considered macroeconomic and industry conditions, changes in its stock price and market capitalization since June 30, 2026, its actual financial results relative to the forecast used in the quantitative assessments and other entity-specific events. The Company concluded that no triggering event occurred during the three months ended September 30, 2026.
As a result of the quantitative impairment assessment performed as of May 31, 2026, the Company determined that the carrying value of the U.S. reporting unit exceeded the fair value by $225.6 million, resulting in a goodwill impairment charge of

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$225.6 million, which is presented as a separate line item on the consolidated statement of operations during the nine months ended September 30, 2026. No goodwill impairment was recorded for the U.S. reporting unit during the three months ended September 30, 2026. The estimated fair value of the International reporting unit exceeded its carrying value by approximately $200.0 million, or 70%, and accordingly no goodwill impairment was recorded during the three and six months ended June 30, 2026.
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
In the second quarter of 2026, the Company identified an impairment charge of $9.6 million related to a certain indefinite-lived trade name at the U.S. reporting unit. The discount rate used to value this trade name was 16.0%, the royalty rate was 2.0% and a long-term growth rate was 3.0%. The impairment of the indefinite-lived intangible asset is included in “Impairment of intangibles” in the consolidated statement of operations for the nine months ended September 30, 2026. No impairment of indefinite-lived intangible assets was recorded during the three months ended September 30, 2026. No other indefinite-lived intangible assets were impaired as a result of the assessment.
The Company determines the fair value of indefinite-lived intangible assets using a relief from royalty DCF valuation analysis. The fair value measurements used in the quantitative relief from royalty DCF valuations are classified as Level 3 measurements within the fair value hierarchy, as they incorporate significant unobservable inputs. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future revenue. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The expected cash flows used in the relief from royalty analyses were based on the Company’s most recent forecast, and for years beyond the periods covered by the forecast, the Company’s estimates of forecasted long-term growth rates. The discount rates used in the Company’s indefinite-lived impairment assessment ranged from 16.0% to 17.5%, the royalty rates used ranged from 2.0% to 4.5% and the long-term growth rate used to estimate the terminal value in the DCF analyses was 3.0%, in each case as of June 30, 2026.
Long-Lived Assets
Long-lived assets, other than goodwill and indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company recorded no impairments of its long-lived assets, other than goodwill and indefinite-lived intangible assets, as of September 30, 2026.
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
Stock-Based Compensation
On September 22, 2026, the Company and Jeffrey W. Kip, the Company’s then Chief Executive Officer, entered into a separation agreement, under which Mr. Kip’s employment terminated effective as of that date. The agreement accelerated the vesting of 703 thousand equity awards (438 thousand restricted stock units (“RSUs”), 140 thousand market-based stock units (“MSUs”) and 125 thousand stock options) and provides that 222 thousand RSUs will vest at the end of a six-month consulting period and that his remaining 540 thousand unvested awards will vest if a change in control occurs during that period. The Company recognized stock-based compensation expense of $4.1 million as a result of the separation agreement during the three months ended September 30, 2026. No cost was recognized for the awards that vest only upon a change in control because a change in control is not considered probable as of September 30, 2026.
Also on September 22, 2026, in connection with his appointment as Chief Executive Officer, the Company granted Michael Steib 1.0 million RSUs that vest in equal annual installments over four years and 1.0 million MSUs. The MSUs are divided into four tranches, which vests on the later of (i) the first through fourth anniversaries of the grant date, respectively, and (ii) the date on or after each such anniversary on which the Company’s 30-day volume-weighted average stock price equals or exceeds certain stock price goals ranging from $10.00 to $20.00. Any MSUs that have not vested by the sixth anniversary of the grant date will be forfeited. The grant-date fair value of the RSUs was $5.54 per share, and the fair value of the MSUs, estimated using a Monte Carlo simulation to reflect the market condition, ranged from $4.25 to $5.02 per share. The total grant-date fair value of the awards is $10.3 million and will be recognized over the requisite service periods of up to four years. The Company recognized $0.1 million of expense related to these awards in the three months ended September 30, 2026.

Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the nine months ended September 30, 2026.
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
(Unaudited)

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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$82,669	$—	$—	$82,669
Total	$82,669	$—	$—	$82,669

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$241,946	$—	$—	$241,946
Total	$241,946	$—	$—	$241,946

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $317.8 million and $461.4 million at September 30, 2026 and December 31, 2025, respectively.
NOTE 3—RESTRUCTURING
In January 2026, the Company announced a reduction of its global workforce by approximately 350 employees to reduce operating expenses and optimize the organizational structure in support of long-term growth. The reduction in workforce is expected to be substantially complete during 2026, subject to local law and consultation requirements.
As a result of the reduction in workforce, the Company estimates that it will incur approximately $30.0 million in total restructuring charges, of which $12.8 million was recorded in the fourth quarter of 2025, $14.9 million was recorded in the first quarter of 2026, $0.8 million was recorded in the second quarter of 2026 and $0.7 million was recorded in the third quarter of 2026, for a cumulative total of $29.2 million. The $6.1 million remaining restructuring liability is included within accrued expenses and other current liabilities within the Company’s consolidated balance sheet and the restructuring charges are recorded to restructuring within the consolidated statement of operations for the three and nine months ended September 30, 2026. The restructuring charges consist primarily of severance payments, employee benefits and related costs.
The following table presents accrued restructuring activities related to employee severance and benefit arrangements:

September 30, 2026
(In thousands)
Balance as of January 1, 2026	$12,806
Accruals and adjustments	16,424
Cash payments	(23,099)
Balance as of September 30, 2026	$6,131
On November 3, 2026, we announced a reduction of our global workforce by approximately 300 roles, mostly in middle management and support functions, to increase focus and organizational velocity.
As a result of the reduction in workforce, we estimate restructuring charges primarily split between the fourth quarter of 2026 and the first half of 2027 of approximately $18.0 million to $30.0 million in total, primarily consisting of severance payments, employee benefits and related costs, all of which are anticipated to result in cash expenditures. The reduction in workforce is expected to be substantially complete during the first half of 2027.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Goodwill	$662,382	$890,066
Intangible assets with indefinite lives	157,136	167,142
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the nine months ended September 30, 2026:

	Balance at December 31, 2025	Impairments	Foreign Currency Translation	Balance at September 30, 2026
	(In thousands)
U.S.	$812,330	$(225,628)	$—	$586,702
International	77,736	—	(2,056)	75,680
Total goodwill	$890,066	$(225,628)	$(2,056)	$662,382
In the second quarter of 2026, the Company determined that the carrying value of the U.S. reporting unit exceeded the fair value by $225.6 million resulting in a goodwill impairment charge of $225.6 million which is presented as a separate line item on the consolidated statement of operations during the nine months ended September 30, 2026.
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

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. Intangible assets with definite lives were fully amortized during the year ended December 31, 2023. At September 30, 2026 and December 31, 2025, intangible assets with definite lives are as follows:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Technology	$79,500	$(79,500)	$—	5.6
Trade names	1,424	(1,424)	—	5.0
Total	$80,924	$(80,924)	$—	5.6

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(Dollars in thousands)
Technology	$82,234	$(82,234)	$—	5.5
Professional relationships	5,619	(5,619)	—	2.5
Trade names	1,376	(1,376)	—	5.0
Total	$89,229	$(89,229)	$—	5.3
In the second quarter of 2026, the Company identified an impairment charge of $9.6 million related to a certain indefinite-lived trade name at the U.S. reporting unit. The impairment of the indefinite-lived intangible asset is included in “Impairment of intangibles” in the consolidated statement of operations during the nine months ended September 30, 2026.
See “Note 1—The Company and Summary of Significant Accounting Policies” for further discussion of the Company’s assessments of impairment of goodwill and indefinite-lived intangible assets.
NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2026	December 31, 2025
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	$400,000	$500,000
Less: unamortized debt issuance costs	1,350	2,333
Total long-term debt, net	$398,650	$497,667

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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At September 30, 2026 and December 31, 2025, there were no limitations pursuant thereto.
During the nine months ended September 30, 2026, the Company repurchased a total of $100.0 million aggregate principal amount of the ANGI Group Senior Notes, maturing in 2028, for total cash consideration, including $0.7 million of accrued and unpaid interest, for $91.9 million. The repurchases of the ANGI Group Senior Notes resulted in an aggregate net gain on extinguishment of debt of $8.4 million, which is included in other income, net in the consolidated statement of operations for the nine months ended September 30, 2026. There were no repurchases of the ANGI Group Senior Notes during the three months ended September 30, 2026.
The Revolving Credit Facility
On November 6, 2025, ANGI Group, LLC entered into a Credit Agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for a senior secured revolving facility in an aggregate principal amount of $175.0 million (the “Revolving Facility”), including a letter of credit sublimit of up to $25.0 million. The Revolving Facility matures on November 6, 2030, provided that the maturity date shall at all times be no later than the 91st day prior to the maturity date of the ANGI Group Senior Notes. At September 30, 2026, there were no outstanding borrowings under the Revolving Facility.
Loans under the Revolving Facility will bear interest, based on either the Alternate Base Rate or the Term SOFR Rate, plus the Applicable Rate, which is initially 1.75% per annum for Alternate Base Rate Loans and 2.75% per annum for Term SOFR Rate Loans and thereafter is determined in accordance with the Pricing Grid (as defined in the Credit Agreement). Undrawn amounts under the Revolving Facility accrue a commitment fee in accordance with the Pricing Grid with an initial rate per annum of 0.40% at September 30, 2026.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss), which exclusively consists of foreign currency translation adjustment:

	Three Months Ended September 30,
	2026	2025
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at July 1	$3,548	$6,350
Other comprehensive income (loss)	265	(534)
Balance at September 30	$3,813	$5,816

	Nine Months Ended September 30,
	2026	2025
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at January 1	$5,938	$(2,495)
Other comprehensive (loss) income	(2,125)	8,311
Balance at September 30	$3,813	$5,816
At September 30, 2026 and 2025, there was no tax benefit or provision on the accumulated other comprehensive income (loss).
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

Disaggregated Revenue
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenue:
U.S.	$211,107	$233,247	$628,980	$691,333
International	30,911	32,386	99,191	98,434
Total	$242,018	$265,633	$728,171	$789,767

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
U.S.:
Lead revenue	$194,770	$151,261	$575,495	$420,857
Advertising revenue	—	57,820	(46)	193,713
Services revenue	10,739	17,188	36,868	53,401
Membership subscription revenue	5,575	6,931	16,560	23,205
Other revenue	23	47	103	157
Total U.S. Revenue	211,107	233,247	628,980	691,333
International:
Lead revenue	29,295	31,986	95,491	96,376
Membership subscription revenue	—	—	—	838
Other revenue	1,616	400	3,700	1,220
Total International Revenue	30,911	32,386	99,191	98,434
Total revenue	$242,018	$265,633	$728,171	$789,767
Segment Expenses
The following table presents the significant expenses included in the Company’s segment reporting performance measure, Segment Adjusted EBITDA, that are regularly provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
U.S.
Consumer marketing expense (a)	$85,783	$84,869	$273,636	$242,999
Fixed expense (b)	36,029	45,006	106,460	142,761
Pro acquisition expense (c)	30,410	34,068	92,740	108,243
Variable expense (d)	17,923	26,979	60,248	81,507
Cost of revenue (e)	9,121	11,270	27,462	35,619
Total U.S. expenses	179,266	202,192	560,546	611,129
International
Consumer marketing expense (a)	3,725	4,084	20,084	13,771
Fixed expense (b)	6,491	11,249	20,341	34,786
Pro acquisition expense (c)	3,779	2,312	13,509	10,429
Variable expense (d)	5,037	5,117	15,797	16,496
Cost of revenue (e)	1,532	1,190	4,553	2,998
Total International expenses	20,564	23,952	74,284	78,480
Total expenses	$199,830	$226,144	$634,830	$689,609
Pro acquisition expense for the three months ended September 30, 2026 excludes $2.1 million of commissions capitalized in the same period and includes $2.7 million of amortization of capitalized commissions from prior periods. Pro acquisition expense for the three months ended September 30, 2025 excludes $1.9 million of commissions capitalized in the same period and includes $6.5 million of amortization of capitalized commissions from prior periods.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pro acquisition expense for the nine months ended September 30, 2026 excludes $7.1 million of commissions capitalized in the same period and includes $9.0 million of amortization of capitalized commissions from prior periods. Pro acquisition expense for the nine months ended September 30, 2025 excludes $7.7 million of commissions capitalized in the same period and includes $23.3 million of amortization of capitalized commissions from prior periods.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Segment Adjusted EBITDA:
U.S.	$31,841	$31,052	$68,434	$80,199
International	10,347	8,630	24,907	20,152
Total Segment Adjusted EBITDA	$42,188	$39,682	$93,341	$100,351

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles total Segment Adjusted EBITDA to earnings before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Total Segment Adjusted EBITDA	$42,188	$39,682	$93,341	$100,351
Stock-based compensation expense	(9,134)	(5,982)	(16,842)	(8,749)
Depreciation	(16,851)	(11,918)	(52,584)	(32,144)
Restructuring	(727)	—	(16,424)	—
Goodwill impairment	—	—	(225,628)	—
Impairment of intangibles	—	—	(9,600)	—
Interest expense	(4,298)	(5,069)	(14,435)	(15,164)
Other income, net	1,897	4,090	13,967	13,737
Earnings (loss) before income taxes	$13,075	$20,803	$(228,205)	$58,031

Capital Expenditures

The following table presents capital expenditures as viewed by the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Capital expenditures:
U.S.	$12,505	$14,162	$39,214	$38,829
International	1,593	1,886	5,615	2,043
Total	$14,098	$16,048	$44,829	$40,872

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asset information at the reportable segment level is not regularly provided to the Company’s CODM because the Company manages capital expenditures on a consolidated basis.
Geographic Information
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenue:
United States	$211,106	$233,219	$628,945	$691,254
All other countries	30,912	32,414	99,226	98,513
Total	$242,018	$265,633	$728,171	$789,767

	September 30, 2026	December 31, 2025
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$100,995	$113,647
All other countries	13,202	10,787
Total	$114,197	$124,434
NOTE 8—INCOME TAXES
Through March 31, 2025, the Company was included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In the periods through March 31, 2025, the income tax provision and/or benefit has been computed for the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the consolidated statement of cash flows. The tax sharing agreement between the Company and IAC governs the parties’ respective rights, responsibilities and obligations with respect to tax matters, including responsibility for taxes attributable to the Company, entitlement to refunds, allocation of tax attributes and other matters and, therefore, ultimately governs the amount payable to or receivable from IAC with respect to income taxes. Any differences between taxes currently payable to or receivable from IAC under the tax sharing agreement and the current tax provision or benefit computed on an as if standalone, separate return basis for GAAP are reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders’ equity and financing activities within the consolidated statement of cash flows. Based on the tax sharing agreement, Angi has a $8.9 million payable to IAC as of September 30, 2026.
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
For the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $11.7 million and $10.1 million, respectively. The effective income tax rate for the three months ended September 30, 2026 is higher than the statutory rate of 21% primarily due to the effect of cross-border tax law and non-deductible equity based compensation, partially offset by research and development tax credits. The effective income tax rate for the nine months ended September 30, 2026 differs from the statutory rate of 21% primarily due to the impact of a goodwill impairment charge, which is primarily permanently non-deductible for income tax purposes, for which no corresponding tax benefit was recorded.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended September 30, 2025, the Company recorded an income tax provision of $10.2 million which represents an effective income tax rate of 49%. The effective income tax rate is higher than the statutory rate of 21% due primarily to changes to tax laws enacted in the period, the effect of cross-border tax laws and state taxes, partially offset by research and development tax credits. For the nine months ended September 30, 2025, the Company recorded an income tax provision of $21.4 million which represents an effective income tax rate of 37%. The effective income tax rate is higher than the statutory rate of 21% due primarily to the effect of cross-border tax laws, tax shortfalls generated by the vesting of stock-based awards and state taxes.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest are not material and there are currently no accruals for penalties.
The Company’s income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service has initiated an audit of IAC’s federal income tax return for fiscal year ending December 31, 2023, which includes operations of Angi legal entities. As of September 30, 2026 there was no change to the Company’s financial statements as a result of any ongoing global audits. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2016.
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
NOTE 9—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:

	Three Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$1,338	$1,338	$10,605	$10,605

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	40,615	40,615	44,294	44,294
Dilutive securities (a) (b)	—	503	—	839
Denominator for earnings per share—weighted average shares	40,615	41,118	44,294	45,133

Earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
Earnings per share	$0.03	$0.03	$0.24	$0.23

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings attributable to Angi Inc. Class A and Class B Common Stock shareholders	$(238,307)	$(238,307)	$36,608	$36,608

Denominator:
Weighted average basic Class A and Class B common stock shares outstanding	40,410	40,410	47,079	47,079
Dilutive securities (a) (b)	—	—	—	660
Denominator for (loss) earnings per share—weighted average shares	40,410	40,410	47,079	47,739

(Loss) Earnings per share attributable to Angi Inc. Class A and Class B Common Stock shareholders:
(Loss) Earnings per share	$(5.90)	$(5.90)	$0.78	$0.77
________________________
(a)    If the effect is dilutive, the denominator for diluted earnings (loss) per share include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of RSUs and MSUs. For the three months ended September 30, 2026 and 2025, 3.4 million and 0.9 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2026 and 2025, 6.2 million and 0.9 million of potentially dilutive securities, respectively, were excluded from the calculation of diluted (loss) earnings per share because their inclusion would have been anti-dilutive.
(b)    MSUs and performance-based awards (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of MSUs and PSUs are included in the denominator for earnings (loss) per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the MSUs and PSUs is dilutive for the respective reporting periods. For the three and nine months ended September 30, 2026 and 2025, 1.1 million and 0.3 million underlying MSUs and PSUs, respectively, were excluded from the calculation of diluted earnings (loss) per share because the market or performance condition(s) had not been met as of September 30, 2026.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$202,503	$303,701	$340,689	$416,434
Restricted cash included in other non-current assets	—	—	—	111
Total cash and cash equivalents, and restricted cash as shown on the consolidated statement of cash flows	$202,503	$303,701	$340,689	$416,545
Restricted cash included in “Other non-current assets” in the consolidated balance sheet as of December 31, 2024 primarily consisted of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2026 and 2025:

	2026	2025
	(In thousands)
Balance at January 1	$15,890	$20,504
Current period provision for credit losses	30,134	37,273
Write-offs charged against the allowance for credit loss	(29,114)	(43,062)
Recoveries collected	3,800	3,361
Other	20	916
Balance at September 30	$20,730	$18,992
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the consolidated balance sheet:

Asset Category	September 30, 2026	December 31, 2025
	(In thousands)
Capitalized software, leasehold improvements, and equipment	$181,894	$222,024
Intangible assets	$80,924	$89,229

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interest income	$1,645	$3,833	$5,792	$12,027
Gain on extinguishment of debt	—	—	8,381	—
Other	252	257	(206)	1,710
Other income, net	$1,897	$4,090	$13,967	$13,737
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
On March 3, 2025, IAC settled equity awards denominated in shares of one of the Company’s subsidiaries in IAC common stock. Pursuant to the terms of the employee matters agreement, the Company reimbursed IAC for the cost of those shares by issuing to IAC 120,350 shares of Class A Common Stock. On March 4, 2025, Angi also canceled equity awards denominated in the shares of one of its subsidiaries and issued 113,823 RSUs to holders of those awards. At September 30, 2026, there were no equity awards denominated in shares of the Company’s subsidiaries outstanding.

Angi Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company subleased office space to IAC and pursuant to a lease agreement charged rent of $0.1 million for the nine months ended September 30, 2025. In May 2025, IAC terminated its sublease of office space from Angi.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
Angi Inc. (with its subsidiaries, “Angi,” the “Company,” “we,” “our,” or “us”) connects quality home professionals (“Pros”) with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. There were approximately 101,000 Average Monthly Active Pros (as defined below) in the U.S. during the three months ended September 30, 2026. Additionally, consumers turned to at least one of our businesses to find a Pro for approximately 15 million projects during the trailing twelve months ended September 30, 2026.
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
Reduction in Force
On November 3, 2026, the Company announced a reduction of its global workforce, aimed at increasing focus and organizational velocity. Management views the action as a step toward capturing more of the business’s margin potential. The Company expects total restructuring charges of $18.0 million to $30.0 million, recognized mainly in the fourth quarter of 2026 and the first half of 2027. These charges consist of cash expenditures related to severance payments, employee benefits and related costs.
The Company also expects the actions to generate annual run-rate savings of $50.0 million to $60.0 million across operating expenses and capital expenditures, some of which may be re-invested. For more information, see “Note 3–Restructuring” to the financial statements included in “Item 1–Consolidated Financial Statements” and “Item 5–Other Information” of this Quarterly Report.
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
•ANGI Group Senior Notes – on August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of the Company, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year. At September 30, 2026, $400.0 million of the 3.875% Senior Notes remain outstanding.
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

Results of Operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.” Included below are year-over-year comparisons between the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
U.S.
Lead revenue	$194,770	$151,261	$43,509	29%	$575,495	$420,857	$154,638	37%
Advertising revenue	—	57,820	(57,820)	NM	(46)	193,713	(193,759)	NM
Services revenue	10,739	17,188	(6,449)	(38)%	36,868	53,401	(16,533)	(31)%
Membership subscription revenue	5,575	6,931	(1,356)	(20)%	16,560	23,205	(6,645)	(29)%
Other revenue	23	47	(24)	(51)%	103	157	(54)	(34)%
Total U.S. Revenue	211,107	233,247	(22,140)	(9)%	628,980	691,333	(62,353)	(9)%
International Revenue	30,911	32,386	(1,475)	(5)%	99,191	98,434	757	1%
Total revenue	$242,018	$265,633	$(23,615)	(9)%	$728,171	$789,767	$(61,596)	(8)%

Percentage of Total Revenue:
U.S.	87%	88%			86%	88%
International	13%	12%			14%	12%
Total revenue	100%	100%			100%	100%

U.S. Revenue by Source:
Proprietary Revenue	$195,186	$212,017	$(16,831)	(8)%	$578,687	$604,616	$(25,929)	(4)%
Network Revenue	15,921	21,230	(5,309)	(25)%	50,293	86,717	(36,424)	(42)%
Total U.S. Revenue	$211,107	$233,247	$(22,140)	(9)%	$628,980	$691,333	$(62,353)	(9)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(In thousands, rounding differences may occur)
U.S. Operating metrics:
Service Requests
Proprietary	3,806	3,791	15	—%	11,096	10,682	414	4%
Network	238	353	(115)	(33)%	779	1,385	(605)	(44)%
Total	4,044	4,144	(100)	(2)%	11,875	12,067	(191)	(2)%

Leads
Proprietary	4,147	4,946	(799)	(16)%	12,646	13,516	(870)	(6)%
Network	338	495	(157)	(32)%	1,099	1,904	(805)	(42)%
Total	4,485	5,441	(956)	(18)%	13,746	15,420	(1,674)	(11)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(In thousands)
U.S. Pro metrics:
Acquired Pros	23	22	1	4%	73	70	3	5%
Average Monthly Active Pros	101	118	(17)	(14)%	104	126	(22)	(18)%
__________________
NM = Not meaningful

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
U.S. Revenue decreased by $22.1 million, or 9%, primarily due to a reduction in Pro capacity and utilization with a corresponding 8% decrease in Proprietary Revenue and a 25% decrease in Network Revenue, reflecting the continued shift in consumer traffic following the homeowner choice transition implemented in January 2025.
International Revenue decreased by $1.5 million, or 5%, due primarily to a decrease in the number of active Pros as well as unfavorable foreign currency exchange rate movements.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
U.S. Revenue decreased by $62.4 million, or 9%, due primarily to a 42% decrease in Network Revenue, reflecting the continued shift in consumer traffic following the homeowner choice transition implemented in January 2025, and a 4% decrease in Proprietary Revenue, reflecting the impact of unstable macroeconomic conditions on Pro capacity and utilization.
Cost of revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$10,653	$12,460	$(1,807)	(15)%	$32,015	$38,617	$(6,602)	(17)%
As a percentage of revenue	4%	5%			4%	5%
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
U.S. cost of revenue decreased $2.1 million, or 19%, and decreased as a percentage of revenue by 1%, due primarily to decreases of $0.8 million in sales tax expense, $0.5 million in hosting fees, and $0.4 million in payments to Pros who fulfill Service Requests booked through our pre-priced offerings.
International cost of revenue increased $0.3 million, or 29%, and increased as a percentage of revenue by 1%, due primarily to an increase of $0.5 million in hosting fees.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
U.S. cost of revenue decreased $8.2 million, or 23%, and decreased as a percentage of revenue by 1%, due primarily to decreases of $3.3 million in sales tax expense, $2.3 million in hosting fees and $0.9 million in payments to Pros who fulfill Service Requests booked through our pre-priced offerings.
International cost of revenue increased $1.6 million, or 52%, and increased as a percentage of revenue by 2%, due primarily to an increase of $1.6 million in hosting fees.
Gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Revenue	$242,018	$265,633	$(23,615)	(9)%	$728,171	$789,767	$(61,596)	(8)%
Cost of revenue (exclusive of depreciation shown separately below)	10,653	12,460	(1,807)	(15)%	32,015	38,617	(6,602)	(17)%
Gross profit	$231,365	$253,173	$(21,808)	(9)%	$696,156	$751,150	$(54,994)	(7)%

Gross margin	96%	95%		1%	96%	95%		1%
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
Gross profit decreased $21.8 million, or 9%, due primarily to the decrease in revenue partially offset by the decrease in cost of revenue as described above.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Gross profit decreased $55.0 million, or 7%, due primarily to the decrease in revenue partially offset by the decrease in cost of revenue as described above.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$127,027	$129,314	$(2,287)	(2)%	$409,216	$387,308	$21,908	6%
As a percentage of revenue	52%	49%			56%	49%
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
U.S. selling and marketing expense decreased $2.4 million, or 2%, due primarily to decreases in compensation expense of $4.8 million and service guarantee expense of $1.3 million, partially offset by an increase in advertising expense of $4.0 million. The decrease in compensation expense reflects headcount reductions, and the decrease in service guarantee expense reflects lower revenue from guaranteed service jobs. The increase in advertising expense reflects higher investment in online advertising to drive the Service Request volume of the Proprietary channel compared to that of the Network channel.
International selling and marketing expense increased $0.1 million, or 1%, due primarily to an increase in advertising expense of $0.2 million.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
U.S. selling and marketing expense increased $12.0 million, or 3%, due primarily to an increase in advertising expense of $38.6 million, partially offset by decreases in compensation expense of $21.1 million, service guarantee expense of $4.2 million, and software maintenance costs of $1.1 million. The increase in advertising expense reflects higher investment in television and online advertising to drive Proprietary channel Service Request volume compared to the Network channel. The decrease in compensation expense reflects headcount reductions, the decrease in service guarantee expense reflects lower revenue from guaranteed service jobs, and the decrease in software maintenance costs reflects the rationalization of software vendor contracts following the restructuring announced in January 2026.
International selling and marketing expense increased $9.9 million, or 37%, due primarily to increases in advertising expense of $6.9 million and compensation expense of $2.4 million. The increase in advertising expense is due to higher television advertising spend.
General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$62,030	$69,410	$(7,380)	(11)%	$179,846	$200,810	$(20,964)	(10)%
As a percentage of revenue	26%	26%			25%	25%
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
U.S. general and administrative expense decreased $8.1 million, or 13%, due primarily to decreases in compensation expense of $4.2 million, provision for credit losses of $3.6 million, and third-party wages of $1.8 million. The decrease in compensation expense primarily reflects headcount reductions. The decrease in the provision for credit losses was primarily due to lower revenue and improved collection rates. The decrease in third-party wages was primarily due to reduced costs related to customer support services.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
U.S. general and administrative expense decreased $20.5 million, or 12%, due primarily to decreases in compensation expense of $8.0 million, provision for credit losses of $6.4 million, and third-party wages of $4.1 million. The decrease in compensation expense primarily reflects headcount reductions. The decrease in the provision for credit losses was primarily due to lower revenue and improved collection rates. The decrease in third-party wages was primarily due to reduced costs related to customer support services.
Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Product development expense	$9,254	$20,749	$(11,495)	(55)%	$30,595	$71,430	$(40,835)	(57)%
As a percentage of revenue	4%	8%			4%	9%
For the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
Product development expense decreased $11.5 million, or 55%, and decreased $40.8 million, or 57%, for the three and nine months ended September 30, 2026, respectively. The decrease is due primarily to the reduction of the Company’s global workforce by approximately 350 employees in order to reduce operating expenses and optimize the organizational structure in support of long-term growth. Refer to “Note 3—Restructuring” for a summary of the activities related to restructuring for the three and nine months ended September 30, 2026.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Depreciation	$16,851	$11,918	$4,933	41%	$52,584	$32,144	$20,440	64%
As a percentage of revenue	7%	4%			7%	4%
For the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
Depreciation increased $4.9 million, or 41%, and increased $20.4 million, or 64% for the three and nine months ended September 30, 2026, respectively. This increase is due to the increase in the Company’s capitalized software spend over the prior year and accelerated depreciation recognized on certain capitalized software assets as a result of the planned deprecation of our legacy technology platform.

Restructuring

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Restructuring	$727	$—	$727	NM	$16,424	$—	$16,424	NM
As a percentage of revenue	—%	—%			2%	—%
For the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
Restructuring increased $0.7 million and $16.4 million, for the three and nine months ended September 30, 2026, respectively, due to a reduction of the Company’s global workforce by approximately 350 employees in order to reduce operating expenses and optimize the organizational structure in support of long-term growth. Refer to “Note 3—Restructuring” for a summary of the activities related to restructuring for the three and nine months ended September 30, 2026.
Goodwill impairment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Goodwill impairment	$—	$—	$—	NM	$225,628	$—	$225,628	NM
As a percentage of revenue	—%	—%			31%	—%
For the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
The Company recorded an impairment charge during the nine months ended September 30, 2026 related to goodwill at the U.S. reporting unit. Refer to “Note 1—The Company and Summary of Significant Accounting Policies” for more information.
Impairment of Intangibles

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Impairment of intangibles	$—	$—	$—	NM	$9,600	$—	$9,600	NM
As a percentage of revenue	—%	—%			1%	—%
For the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
The Company recorded an impairment charge during the nine months ended September 30, 2026 related to a certain indefinite-lived trade name at the U.S. reporting unit. Refer to “Note 1—The Company and Summary of Significant Accounting Policies” for more information.

Operating income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
U.S.	$7,068	$13,765	$(6,697)	(49)%	$(243,171)	$40,428	$(283,599)	NM
International	8,408	8,017	391	5%	15,434	19,030	(3,596)	(19)%
Total	$15,476	$21,782	$(6,306)	(29)%	$(227,737)	$59,458	$(287,195)	NM

As a percentage of revenue	6%	8%			(31)%	8%
For the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
Operating income decreased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively, due primarily to the factors described above in the revenue, cost of revenue, selling and marketing, general and administrative, product development, depreciation, restructuring, goodwill impairment and impairment of intangibles discussions.

Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
U.S.	$31,841	$31,052	$789	3%	$68,434	$80,199	$(11,765)	(15)%
International	10,347	8,630	1,717	20%	24,907	20,152	4,755	24%
Total	$42,188	$39,682	$2,506	6%	$93,341	$100,351	$(7,010)	(7)%

As a percentage of revenue	17%	15%			13%	13%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
U.S. Adjusted EBITDA increased $0.8 million, or 3%, to $31.8 million, and increased as a percentage of revenue. The increase was primarily driven by lower general and administrative expense and product development expense due to the reduction of the Company’s global workforce and a decrease in provision for credit losses. This was partially offset by a decrease in revenue and higher advertising expense.
International Adjusted EBITDA increased $1.7 million, or 20%, to $10.3 million, and increased as a percentage of revenue. The increase was primarily driven by a decrease in product development expense due to the reduction of the Company’s global workforce, partially offset by a decrease in revenue and higher selling and marketing expense due to an increase in advertising expense.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
U.S. Adjusted EBITDA decreased $11.8 million, or 15%, to $68.4 million, and decreased as a percentage of revenue. The decrease was primarily driven by an increase in advertising expense as the Company prioritized investment in Proprietary channels, along with a decline in legacy Network Revenue. These factors were partially offset by lower general and administrative expense and product development expense resulting from the reduction of the Company’s global workforce.
International Adjusted EBITDA increased $4.8 million, or 24%, to $24.9 million, and increased as a percentage of revenue. The increase was primarily driven by lower product development expense due to the reduction of the Company’s global workforce and an increase in revenue, partially offset by higher selling and marketing expense due to an increase in advertising expense.

Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands)
Interest expense	$(4,298)	$(5,069)	$(771)	(15)%	$(14,435)	$(15,164)	$(729)	(5)%
Interest expense relates to interest on the ANGI Group Senior Notes.
For a detailed description of long-term debt, net, see “Note 5—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”

Other income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands)
Other income, net	$1,897	$4,090	$(2,193)	(54)%	$13,967	$13,737	$230	2%
For the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
Other income, net, decreased for the three months ended September 30, 2026 by $2.2 million, or 54%, and increased for the nine months ended September 30, 2026 by $0.2 million, or 2%. The decrease for the three months ended September 30, 2026 was primarily driven by a decrease of $2.2 million in interest income. The increase for the nine months ended September 30, 2026 was driven by an $8.4 million gain on extinguishment of debt, partially offset by a decrease of $6.2 million in interest income and an increase of $1.9 million in foreign exchange losses.

Income tax provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in thousands)
Income tax provision	$(11,737)	$(10,198)	$(1,539)	(15)%	$(10,102)	$(21,423)	$11,321	53%
Effective income tax rate	90%	49%			(4)%	37%
For further details of income tax matters, see “Note 8—Income Taxes” to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025

For the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $11.7 million and $10.1 million, respectively. The effective income tax rate for the three months ended September 30, 2026 is higher than the statutory rate of 21% primarily due to the effect of cross-border tax law and non-deductible equity based compensation, partially offset by research and development tax credits. The effective income tax rate for the nine months ended September 30, 2026 differs from the statutory rate of 21% primarily due to the impact of a goodwill impairment charge, which is primarily permanently non-deductible for income tax purposes, for which no corresponding tax benefit was recorded.
For the three months ended September 30, 2025, the Company recorded an income tax provision of $10.2 million, which represents an effective income tax rate of 49%. The effective income tax rate is higher than the statutory rate of 21% due primarily to changes to tax laws enacted in the period, the effect of cross-border tax laws and state taxes, partially offset by research and development tax credits. For the nine months ended September 30, 2025, the Company recorded an income tax provision of $21.4 million, which represents an effective income tax rate of 37%. The effective income tax rate is higher than the statutory rate of 21% due primarily to the effect of cross-border tax laws, tax shortfalls generated by the vesting of stock-based awards and state taxes.

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
The following tables reconcile net earnings (loss) attributable to Angi shareholders to Adjusted EBITDA for the Company's reportable segments:

	Three Months Ended September 30, 2026
	Operating Income	Stock-Based Compensation Expense	Depreciation	Restructuring	Goodwill Impairment	Impairment of Intangibles	Adjusted EBITDA
	(In thousands)
U.S.	$7,068	$7,823	$16,083	$867	$—	$—	$31,841
International	8,408	1,311	768	(140)	—	—	10,347
Total	$15,476	$9,134	$16,851	$727	$—	$—	$42,188
Interest expense	(4,298)
Other income, net	1,897
Earnings before income taxes	13,075
Income tax provision	(11,737)
Net earnings attributable to Angi Inc. shareholders	$1,338

	Three Months Ended September 30, 2025
	Operating Income	Stock-Based Compensation Expense	Depreciation	Restructuring	Goodwill Impairment	Impairment of Intangibles	Adjusted EBITDA
	(In thousands)
U.S.	$13,765	$5,416	$11,871	$—	$—	$—	$31,052
International	8,017	566	47	—	—	—	8,630
Total	$21,782	$5,982	$11,918	$—	$—	$—	$39,682
Interest expense	(5,069)
Other income, net	4,090
Earnings before income taxes	20,803
Income tax provision	(10,198)
Net earnings attributable to Angi Inc. shareholders	$10,605

	Nine Months Ended September 30, 2026
	Operating (Loss) Income	Stock-Based Compensation Expense	Depreciation	Restructuring	Goodwill Impairment	Impairment of Intangibles	Adjusted EBITDA
	(In thousands)
U.S.	(243,171)	$14,277	$50,517	$11,583	$225,628	$9,600	$68,434
International	15,434	2,565	2,067	4,841	—	—	24,907
Total	(227,737)	$16,842	$52,584	$16,424	$225,628	$9,600	$93,341
Interest expense	(14,435)
Other income, net	13,967
Loss before income taxes	(228,205)
Income tax provision	(10,102)
Net loss attributable to Angi Inc. shareholders	$(238,307)

	Nine Months Ended September 30, 2025
	Operating Income	Stock-Based Compensation Expense	Depreciation	Restructuring	Goodwill Impairment	Impairment of Intangibles	Adjusted EBITDA
	(In thousands)
U.S.	$40,428	$7,769	$32,002	$—	$—	$—	$80,199
International	19,030	980	142	—	—	—	20,152
Total	$59,458	$8,749	$32,144	$—	$—	$—	$100,351
Interest expense	(15,164)
Other income, net	13,737
Earnings before income taxes	58,031
Income tax provision	(21,423)
Net earnings attributable to Angi Inc. shareholders	$36,608

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES
Financial Position

	September 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents:
United States	$188,716	$296,283
All other countries	13,787	7,418
Total cash and cash equivalents	$202,503	$303,701

Long-term debt:
ANGI Group Senior Notes	$400,000	$500,000
Less: unamortized debt issuance costs	1,350	2,333
Total long-term debt, net	$398,650	$497,667
At September 30, 2026, all of the Company’s international cash can be repatriated without significant consequences.
For a detailed description of long-term debt, see “Note 5—Long-term Debt” to the financial statements included in “Item 1—Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$37,852	$74,989
Investing activities	$(44,754)	$(40,797)
Financing activities	$(93,589)	$(109,564)
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include depreciation, provision for credit losses, stock-based compensation expense, non-cash lease expense (including impairment of right-of-use assets), deferred income taxes, and impairment of intangibles.
2026
Adjustments to net earnings consist primarily of $225.6 million of goodwill impairment, $52.6 million of depreciation, $16.8 million of stock-based compensation expense, $9.6 million of impairment of intangibles, $5.7 million of non-cash lease expense, $2.4 million of deferred income taxes, and other adjustments, net of $0.9 million, partially offset by an $8.4 million net gain on extinguishment of debt. The decrease in cash from changes in working capital consists primarily of a decrease of $22.5 million in accounts payable and other liabilities, a decrease of $11.9 million in operating lease liabilities, an increase in accounts receivable, net, of $1.3 million which includes the non-cash impact from the provision for credit losses of $30.1 million and excludes foreign currency impact of $0.3 million, partially offset by a decrease of $3.0 million in other assets, an increase of $1.8 million in income taxes payable and receivable, and an increase of $1.8 million in deferred revenue. The decrease in accounts payable and other liabilities was due primarily to payments under the IAC tax sharing agreement, legal settlement previously accrued, compensation previously accrued, and interest. The increase in accounts receivable was due primarily to timing of invoicing and cash receipts. The decrease in operating lease liabilities was due to cash payments on leases net of interest accretion. The decrease in other assets was due primarily to lower capitalized sales commissions, which were impacted by a reduction in the size of the sales force and a shift to annual bonuses for roles that previously received commissions. The increase in deferred revenue was due primarily to changes in the timing of billings and revenue recognized.
Net cash used in investing activities includes capital expenditures of $44.8 million primarily related to investments in capitalized software to support the Company’s products and services.

Net cash used in financing activities includes $91.2 million for the repurchase of ANGI Group Senior Notes and $2.4 million for the payment of withholding taxes on behalf of employees for stock-based awards that were net settled.

2025
Adjustments to net earnings consist primarily of $37.3 million of provision for credit losses, $32.1 million of depreciation, $16.9 million of deferred income taxes, $8.7 million of stock-based compensation expense and $5.5 million of non-cash lease expense. The decrease from changes in working capital consists primarily of an increase of $37.9 million in accounts receivable, a decrease of $13.9 million in accounts payable and other liabilities, a decrease of $12.2 million in deferred revenue, and a decrease of $9.7 million in operating lease liabilities, partially offset by a decrease of $14.5 million in other assets. The increase in accounts receivable is due primarily to timing of cash receipts. The decrease in accounts payable and other liabilities is due primarily to accrued compensation and timing of payments. The decrease in deferred revenue is due primarily to a decrease in advertising sales and lower memberships. The decrease in operating lease liabilities is due to cash payments on leases, net of interest accretion. The decrease in other assets is due to lower capitalized sales commissions, which were impacted by a reduction in the size of the sales force, a larger portion of sales commissions being expensed rather than capitalized in the period, and a shift to annual bonuses for roles that previously received commissions.
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
Liquidity and Capital Resources
Debt
As of December 31, 2025, we had $500.0 million aggregate principal amount of 3.875% senior notes due August 15, 2028 (the “ANGI Group Senior Notes”). During the first and second quarter of 2026, ANGI Group repurchased a portion of the outstanding principal amount of ANGI Group Senior Notes, as further described below. As of September 30, 2026, $400 million aggregate principal amount of ANGI Group Senior Notes remained outstanding. Interest on the ANGI Group Senior Notes is paid semi-annually in arrears on February 15 and August 15 of each year. In December 2025, ANGI Group amended the indenture governing the ANGI Group Senior Notes to add certain U.S. subsidiaries of ANGI Group that are guarantors under the Credit Agreement (defined below) as additional guarantors under such indenture.
In November 2025, ANGI Group entered into a credit agreement (the “Credit Agreement”), with the lenders and issuing lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for a senior secured revolving facility in an aggregate principal amount of $175.0 million, including a letter of credit sublimit of up to $25.0 million (the “Revolving Facility”). While the Revolving Facility has a stated maturity of November 6, 2030, the Credit Agreement provides that the maturity date will at all times be no later than the 91st day prior to the maturity date of the ANGI Group Senior Notes. As a result, unless the ANGI Group Senior Notes are repaid or refinanced prior to that date, the maturity of the Revolving Facility will accelerate to May 16, 2028. As of September 30, 2026, there were no outstanding borrowings under the Revolving Facility. For additional details, see “Note 5—Long-term Debt” to the consolidated financial statements included in “Item 1. Consolidated Financial Statements.”
Debt Repurchase Activity
During the nine months ended September 30, 2026, the Company repurchased a total of $100.0 million aggregate principal amount of the ANGI Group Senior Notes, maturing in 2028, for total cash consideration, including $0.7 million of accrued and unpaid interest, of $91.9 million. The repurchases of the ANGI Group Senior Notes resulted in an aggregate net gain on extinguishment of debt of $8.4 million, which is included in other income, net in the consolidated statement of operations for the nine months ended September 30, 2026. There were no repurchases of the ANGI Group Senior Notes during the three months ended September 30, 2026.

Contractual Obligations
As of September 30, 2026, there were no material changes outside the ordinary course of business to the Company’s contractual obligations disclosures as of December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Capital Expenditures
The Company’s 2026 capital expenditures are expected to be consistent with 2025 capital expenditures.
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
If the conclusion of the Company’s qualitative assessment is that there are indicators of impairment and a quantitative test is required, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company’s reporting unit that is being tested to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment equal to the excess is recorded. During the second quarter of 2026, the Company concluded that the continued decrease in stock price and market capitalization since December 31, 2025 constituted a triggering event such that the Company performed quantitative impairment assessments of its goodwill and indefinite-lived intangible assets as of May 31, 2026.
During the three months ended September 30, 2026, the Company evaluated whether any events occurred or circumstances changed that would indicate it was more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset had declined below its carrying value. In making this evaluation, the Company considered macroeconomic and industry conditions, changes in its stock price and market capitalization since June 30, 2026, its actual financial results relative to the forecast used in the quantitative assessments and other entity-specific events. The Company concluded that no triggering event occurred during the three months ended September 30, 2026.
As a result of the quantitative impairment assessment performed as of May 31, 2026, the Company determined that the carrying value of the U.S. reporting unit exceeded the fair value by $225.6 million, resulting in a goodwill impairment charge of $225.6 million which is presented as a separate line item on the consolidated statement of operations during the nine months ended September 30, 2026. No goodwill impairment was recorded for the U.S. reporting unit during the three months ended September 30, 2026. The estimated fair value of the International reporting unit exceeded its carrying value by approximately $200.0 million, or 70%, and accordingly no goodwill impairment was recorded during the three and six months ended June 30, 2026.
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
Following the impairment charge, the carrying value of the U.S. reporting unit equals its approximate fair value as of September 30, 2026. Accordingly, any adverse change in key assumptions could result in additional impairment. A 100 basis point increase in the discount rate would result in approximately $35.0 million of additional impairment. A 100 basis point decrease in the long-term growth rate would result in approximately $20.0 million of additional impairment.
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
In the second quarter of 2026, the Company recorded an impairment charge of $9.6 million related to a certain indefinite-lived trade name at the U.S. reporting unit. The discount rate used to value this trade name was 16.0%, the royalty rate was 2.0% and a long-term growth rate was 3.0%. The impairment of the indefinite-lived intangible asset is included in “Impairment of intangibles” in the consolidated statement of operations for the nine months ended September 30, 2026. No impairment of indefinite-lived intangible assets was recorded during the three months ended September 30, 2026. No other indefinite-lived intangible assets were impaired as a result of the assessment.

The Company determines the fair value of indefinite-lived intangible assets using a relief from royalty DCF valuation analysis. The fair value measurements used in the quantitative relief from royalty DCF valuations are classified as Level 3 measurements within the fair value hierarchy, as they incorporate significant unobservable inputs. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future revenue. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The expected cash flows used in the relief from royalty analyses were based on the Company’s most recent forecast, and for years beyond the periods covered by the forecast, the Company’s estimates of forecasted long-term growth rates. The discount rates used in the Company’s indefinite-lived impairment assessment ranged from 16.0% to 17.5%, the royalty rates used ranged from 2.0% to 4.5% and the long-term growth rate used to estimate the terminal value in the DCF analyses was 3.0%, in each case as of June 30, 2026.
Following the impairment charge, the carrying value of the indefinite-lived trade names equals its fair value as of September 30, 2026. Accordingly, any adverse change in key assumptions could result in additional impairment. A 100 basis point increase in the discount rate would result in approximately $0.4 million of additional impairment. A 100 basis point decrease in the royalty rate would result in approximately $2.4 million of additional impairment. A 100 basis point decrease in the long-term growth rate would result in approximately $0.2 million of additional impairment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2026, there have been no material changes to the Company’s instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
During the three months ended September 30, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans,” “intends,” “will,” “may”, “could” and “believes,” among similar expressions, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to our future business, financial condition, results of operations and financial performance, our business prospects and strategy, future financing arrangements, anticipated restructuring charges, timing and savings, trends in the home services industry and other similar matters. These forward-looking statements are based on the expectations and assumptions of our management about future events as of the date of this report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the continued migration of the home services market online, (ii) our ability to market our various products and services in a successful and cost-effective manner, (iii) the continued display of links to websites offering our products and services in a prominent manner in search results, (iv) our ability to expand our pre-priced offerings while balancing the overall mix of service requests and directory services on Angi platforms, (v) our ability to establish and maintain relationships with quality and trustworthy Pros, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) our ability to access, share and use personal data about consumers, (viii) our continued ability to communicate with consumers and Pros via e-mail (or other sufficient means), (ix) our ability to continue to generate leads for Pros given changing requirements applicable to certain communications with consumers, (x) any challenge to the contractor classification or employment status of our Pros, (xi) our ability to compete, (xii) adverse economic events or trends (particularly those that impact consumer confidence and spending behavior), (xiii) our ability to maintain and/or enhance our various brands, (xiv) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information (including credit card information), as well as the impact of cyberattacks experienced by third parties, (xv) the occurrence of data security breaches and/or fraud, (xvi) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xvii) the integrity, quality, efficiency and scalability of our systems, technology and infrastructures (and those of third parties with whom we do business), (xviii) changes in key personnel, (xix) our development and use of AI and machine learning technologies and the related legal and regulatory developments, (xx) various risks related to our relationship with IAC following the Distribution, (xxi) our ability to generate sufficient cash to service our indebtedness, (xxii) the impact of our current and future indebtedness on our ability to obtain additional financing and pursue other business opportunities, (xxiii) potential impairments of our goodwill and indefinite-lived intangible assets and (xxiv) certain risks related to ownership of our Class A Common Stock.
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
Except as set forth below and in Form 10-Q for the fiscal quarter ended June 30, 2026, there have been no material changes to the risk factors disclosed in “Item 1A—Risk Factors” of our Annual Report. The risk factor set forth below supplements, and should be read together with, the risk factors discussed under “Item 1A—Risk Factors” of our Annual Report and subsequent Quarterly Reports, any or all of which could materially and adversely affect the Company’s business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect the Company’s business, financial condition and/or results of operations.
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
Further, leadership transitions, including the changes in our senior leadership in fiscal 2026, may result in changes to our business strategy, priorities or operating model. New leaders may reassess our product and technology roadmap and investment and capital allocation decisions and may pursue acquisitions and dispositions. Any such changes may be costly or disruptive, may take longer than anticipated to implement or may not achieve their intended benefits. In addition, a change in strategic direction may cause us to modify or discontinue existing initiatives. Any of these outcomes could adversely affect our business, financial condition and results of operations.
Our recent credit rating downgrades, or further downgrades, could increase our financing costs, reduce our access to liquidity and adversely affect our business.
Rating agencies routinely evaluate us, and their ratings are based on a number of factors specific to our business, such as our revenue trends and profitability, our cash generating capability, our levels of indebtedness and our execution of strategic initiatives, as well as factors beyond our control, such as competitive conditions, macroeconomic conditions and consumer demand for home services.
In September 2026, Moody’s Ratings downgraded ANGI Group’s corporate family rating to B3 from B2 and the rating on the ANGI Group Senior Notes to Caa1 from B2 and revised its outlook to negative from stable. In October 2026, S&P Global Ratings downgraded Angi’s issuer credit rating and the rating on the ANGI Group Senior Notes to B- from B, with a stable outlook. The recent downgrades and further rating actions could increase our borrowing costs on any new or amended debt, limit our access to the capital and credit markets on commercially acceptable terms, or at all, and reduce our liquidity and financial flexibility. In addition, a downgrade or anticipated downgrade could limit the number of lenders, investors, counterparties, suppliers and other business partners willing to do business with us, or the terms on which they are willing to do so, and could result in more restrictive covenants or other less favorable terms in future or amended debt agreements. Any of the foregoing could also adversely affect our ability to refinance the ANGI Group Senior Notes prior to their maturity in August 2028 on terms acceptable to us, or at all.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the three months ended September 30, 2026.
Issuer Purchases of Equity Securities
None.

Item 5.    Other Information
Rule 10b5-1 Trading Plans

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) during the three months ended September 30, 2026.

Reduction in Force

On November 3, 2026, we announced a reduction of our global workforce by approximately 300 roles, mostly in middle management and support functions, to increase focus and organizational velocity.

As a result of the reduction in workforce, we estimate restructuring charges primarily split between the fourth quarter of 2026 and the first half of 2027 of approximately $18.0 million to $30.0 million in total, primarily consisting of severance payments, employee benefits and related costs, all of which are anticipated to result in cash expenditures. The reduction in workforce is expected to be substantially complete during the first half of 2027. We intend to exclude the restructuring charges from our non-GAAP financial measures, including Adjusted EBITDA. We estimate that the reduction in workforce and related actions will result in between $50.0 million and $60.0 million of annual run-rate savings in operating expenses and capital expenditures, some of which may be re-invested.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Angi Inc.	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 2, 2017.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ANGI Homeservices Inc. (effective as of March 17, 2021).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 17, 2021.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of June 13, 2024).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 14, 2024
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of March 21, 2025).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2025
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Angi Inc. (dated as of March 31, 2025).	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2025.
3.7	Amended and Restated Bylaws (as amended April 30, 2026).	Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026
10.1	Amended and Restated Performance Stock Unit Agreement, dated as of August 3, 2026, between Angi Inc. and Jeffrey W. Kip.(1)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2026
10.2	Separation Agreement, dated as of September 22, 2026, between Angi Inc. and Jeffrey W. Kip.(1)(2)
10.3	Employment Agreement, dated as of September 22, 2026, between Angi Inc. and Michael Steib.(1)(2)
10.4	Performance Stock Unit Agreement between Angi Inc. and Michael Steib, dated as of September 22, 2026.(1)(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema.(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(2)
101.DEF	Inline XBRL Taxonomy Extension Definition.(2)
101.LAB	Inline XBRL Taxonomy Extension Labels.(2)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated:	November 3, 2026
Angi Inc.

		By:	/s/ JULIE HOARAU
Julie Hoarau
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ JULIE HOARAU	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 3, 2026
Julie Hoarau